Form 10-K
period 1994-07-31
JLG INDUSTRIES INC
filed 1994-10-25
CIK 216275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
 ACT OF 1934
For the fiscal year ended July 31, 1994      Commission file number 0-8454

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
For the transition period from                     to

                            JLG INDUSTRIES, INC.
              (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                              25-1199382
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

           JLG Drive, McConnellsburg, PA                     17233
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code       (7l7) 485-5161

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Capital Stock ($.20 par value)
       (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X       No _________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At October 1, 1994, there were 3,5225,656 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the Registrant at that date was $136,502,920.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to shareholders for the year ended July 31, 1994, are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the 1994 annual meeting of shareholders are incorporated by reference into Part III.


PART I

ITEM 1.  BUSINESS

General

The Company, organized in 1969, is a leading manufacturer, distributor and international marketer of elevating work platforms. The Company also produces truck-mounted materials-handling equipment. The Company's products are used for high-reach applications, primarily in the construction, industrial, petrochemical, commercial and sports and entertainment industries.

Products

Elevating Work Platforms. Elevating work platforms are designed to permit workers to position themselves and their tools and materials easily and quickly in elevated work areas that otherwise might have to be reached by the erection of scaffolding, by the use of ladders, or through some other device. Elevating work platforms consist of self-propelled boom-type and scissor-type lifts and push-around lifts. These work platforms are mounted either at the end of a telescoping and/or articulating boom or on top of a scissor-type lifting mechanism, which in turn are mounted on mobile, four-wheel chassis. The Company offers elevating work platforms powered by electric motors or gasoline, diesel, or propane engines. All of the Company's elevating work platforms are designed for stable operation in elevated positions and self-propelled models travel on grades of up to twenty-four degrees.

Boom-type self-propelled elevating work platforms are especially useful for reaching over machinery and equipment that is mounted on floors and for reaching other elevated positions not easily approached by a vertical lifting device. The Company produces boom-type self-propelled elevating work platform models of various sizes with platform heights ranging up to 150 feet. The boom may be rotated up to 360 degrees in either direction, raised or lowered from vertical to below horizontal, and extended while the work platform remains horizontal and stable. Vehicles on which the booms are mounted may be maneuvered forward or backward and steered in any direction by the operator from the work platform. Boom-type models have standard-sized work platforms, which vary in size up to 3 by 8 feet, and the rated lift capacities range from 500 to 2,000 pounds. The distributor net price of the Company's standard models at July 31, 1994 ranged from approximately $17,400 to $325,000.

Scissor-type self-propelled elevating work platforms are designed to provide larger work areas, and generally to allow for heavier loads than boom-type lifts. Scissor-type lift vehicles may be maneuvered in a manner similar to boom-type models, but the platforms may be extended only vertically, except for an available option that extends the deck horizontally up to 6 feet. The scissor-type models have maximum elevation capabilities of up to 50 feet and various platform sizes up to 6 by 14 feet. The rated lift capacities range from 500 to 2,500 pounds. The distributor net price of the Company's standard models at July 31, 1994 ranged from approximately $8,800 to $46,500.

In 1992, the Company began manufacturing a line of push-around elevating work platforms used primarily in indoor maintenance applications. This line consists of a work platform attached to an aluminum mast that extends vertically, which in turn is mounted on either an aluminum or a steel base. Available in various one and two-man models, these machines can be rolled in their retracted position through standard door openings. They have maximum elevation capabilities of up to 36 feet and rated lift capacities from 300 to 750 pounds. The distributor net price of the Company's standard models at July 31, 1994 ranged from approximately $3,300 to $8,600.

Materials-Handling Products. The Company's materials-handling products consist of boom truck cranes and trolley-type and articulating unloaders. The cranes and unloaders are mounted on various commercial truck chassis or trailers and are used primarily in construction and maintenance applications. Lifting capacities of the various models range up to 23 tons, and with the main boom and jib fully extended, tip heights range up to 141 feet. The distributor net price of the Company's standard models at July 31, 1994, excluding the vehicle on which they are mounted, ranged from approximately $18,200 to $61,600.

The Company has fourteen registered trademarks and forty-five patents and considers them to be beneficial in its business.

Marketing

The Company's products are marketed internationally primarily through a network of independent distributors. The Company's distributors, operating from over three hundred locations, sell and rent the Company's products and provide service support. The Company also sells directly through its own marketing organizations to certain major accounts as well as to customers in parts of the world where independent distribution is either not available or not commercially feasible.

The Company supports the sales, service, and rental programs of its distributors with product advertising, cooperative promotional programs, major trade show participation, and distributor personnel training in both service and product attributes. The Company supplements domestic sales and service support to its international customers through its overseas facilities in the United Kingdom and Australia.

The Company maintains a national rental fleet of elevating work platforms. The purpose of this fleet is to assist the Company's distributors in servicing large, one-time projects and in meeting periods of unanticipated rental demand, and to make available more equipment to distributors with growing markets, but limited financial resources.

Product Development

The Company invests significantly in product development and diversification, including improvement of existing products and modification of existing products for special applications. Product development expenditures totalled $4,373,000, $3,385,000, and $3,628,000 for the fiscal years 1994, 1993 and
1992, respectively. New products introduced in the past two years accounted for approximately 25% percent of fiscal 1994 machine sales.

Competition

In selling its major products, the Company experiences two types of competition. The Company competes with more traditional means of accomplishing the tasks performed by elevating work platforms, such as ladders, scaffolding and other devices.

The Company believes that its elevating work platforms in many applications are safer, more versatile and more efficient, taking into account labor costs, than those traditional methods and that its elevating work platforms enjoy competitive advantages when the job calls for frequent movement from one location to another at the same site or when there is a need to return to the ground frequently for tools and materials.

The Company competes principally with nine elevating work platform manufacturers and three boom truck manufacturers and many manufacturers of unloader products. Some of the Company's competitors are parts of, or are affiliated with, companies which are larger and have greater financial resources than the Company. The Company believes that its product quality, customer service, experienced distribution network, national rental fleet and reputation for leadership in product improvement and development provide the Company with significant competitive advantages.

Executive Officers of the Registrant
                                   Positions with the
                                   Company (date of
  Name                 Age         initial election)

L. David Black          57         Chairman of the Board, President and
                                   Chief Executive Officer (1993);
                                   prior to 1993, President and Chief
                                   Executive Officer (1991); prior to
                                   1991, President and Chief Operating
                                   Officer (1990) prior to 1990,
                                   President and Chief Executive
                                   Officer, The ARO

Charles H. Diller,Jr    49         Executive Vice President and Financial
                                   Officer (1990); Senior Vice President and
                                   Chief Financial Officer.

Rao G. Bollimpalli      56         Senior Vice President - Engineering
                                   (1990); prior to 1990, Vice President -
                                   Engineering.

Michael Swartz          50         Senior Vice President - Marketing (1990);
                                   prior to 1990, Vice President - Marketing.

Raymond F. Treml        54         Senior Vice President - Manufacturing
                                   (1990); prior to 1990, Vice President -
                                   Manufacturing.

All executive officers listed above are elected to hold office for one year or until their successors are elected and qualified, and have been employed in the capacities noted for more than five years, except as indicated. No family relationship exists among the above named executive officers.


Product Liability

Because the Company's products are used to elevate and move personnel and materials above the ground, use of the Company's products involves exposure to personal injury as well as property damage, particularly if operated carelessly or without proper maintenance.

The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's program for fiscal 1994 to insure against exposure to such litigation is comprised of a self-insurance retention of $5 million and catastrophic coverage of $10 million in excess of the retention. The Company has accrued as a reserve $8.0 million with respect to pending and potential claims for all years in which the Company is liable under its self-insurance retention. Product liability costs, based upon the Company's best estimate of anticipated losses, for years ended July 31, 1994, 1993 and 1992, approximated 2.6%, 2.8% and 3.3% of net sales, respectively.

For an additional discussion relative to product liability insurance coverage and cost, see the note entitled Commitments and Contingencies in the Notes to the Consolidated Financial Statements incorporated herein by reference from page 30 of the Company's Annual Report to shareholders.

Employees

The Company had 1,620 and 1,324 persons in its employ as of July 31, 1994 and 1993, respectively. The Company believes its employee relations are good, and it has experienced no work stoppages as a result of labor problems.

Foreign Operations

For financial information about the Company's domestic and foreign operations, see the note entitled Industry Segment and Geographical Areas in the Notes to the Consolidated Financial Statements incorporated herein by reference from page 29 of the Company's Annual Report to shareholders.

ITEM 2.  PROPERTIES

The Company has manufacturing plants and office space at four sites in Pennsylvania totalling 477,000 square feet and situated on 85 acres of land. Of this, 445,000 square feet are owned, with the remainder under a long-term lease.

The Company owns a total of 123,000 square feet of buildings situated on 15 acres of land in the United Kingdom and Australia. With the elimination of manufacturing overseas, these facilities have been listed for sale. Pending a sale, the Company is subleasing 77,000 square feet in the United Kingdom and utilizing the remainder. The Company has several international sales offices under short-term operating leases.

The Company's McConnellsburg and Bedford, Pennsylvania facilities have been encumbered as security for Company borrowings. See the note entitled Bank Credit Lines and Long-Term Debt of the Notes to Consolidated Financial Statements incorporated herein by reference from page 27 of the Company's Annual Report to shareholders.

The Company's properties used in its operations are considered to be in good operating condition, well-maintained and suitable for their present purposes.

ITEM 3.  LEGAL PROCEEDINGS

See the note entitled Commitments and Contingencies of the Notes to Consolidated Financial Statements incorporated herein by reference from page 30 of the Company's Annual Report to shareholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

The Company's Common Stock is traded on the NASDAQ National Market System under the symbol JLGI. For information concerning security holders, the market value of the Company's Common Stock, and dividends declared, see the caption Common Stock Data in the Investor Information section incorporated herein by reference from page 33 of the Company's Annual Report to shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

For selected financial data, see "Eleven-Year Financial Summary" incorporated herein by reference from pages 18 and 19 of the Company's Annual Report to shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" is incorporated herein by reference from pages 20 and 21 of the Company's Annual Report to shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of JLG Industries, Inc. and its subsidiaries, are incorporated herein by reference from pages 22 to 31 of the Company's Annual Report to shareholders.

Consolidated Balance Sheets - July 31, 1994 and 1993

Consolidated Statements of Operations - Years ended July 31, 1994,
1993 and 1992

Consolidated Statements of Shareholders' Equity - Years ended July 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows - Years ended July 31, 1994, 1993 and
1992

Notes to Consolidated Financial Statements - July 31, 1994

For information relating to the Company's quarterly results of operations, see the note entitled Unaudited Quarterly Financial Information of the Notes to Consolidated Financial Statements incorporated herein by reference from page 30 of the Company's Annual Report to shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 relating to identification of directors is incorporated herein by reference from pages 2 through 4 of the Company's Proxy Statement under the caption "Election of Directors." Identification of officers is presented in Item 1 of this report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 relating to executive compensation is hereby incorporated by reference from pages 2 through 4, under the caption "Board of Directors," and pages 5 through 11, under the caption "Executive Compensation," of the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 relating to security ownership of certain beneficial owners and management is hereby incorporated by reference from pages 4 and 5 of the Company's Proxy Statement under the caption "Voting Securities and Principal Holders." There is no required disclosure regarding change in control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 relating to certain relationships and related transactions is hereby incorporated by reference from page 12 of the Company's Proxy Statement under the caption "Certain Transactions."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report to shareholders for the year ended July 31, 1994, are incorporated herein by reference in Item 8.

     Consolidated Balance Sheets - July 31, 1994 and 1993

     Consolidated Statements of Operations - Years ended July 31, 1994, 1993 and 1992

     Consolidated Statements of Shareholders' Equity - Years ended July 31, 1994, 1993 and 1992

     Consolidated Statements of Cash Flows - Years ended July 31, 1994, 1993 and 1992

     Notes to Consolidated Financial Statements - July 31, 1994

The following consolidated financial schedules of the registrant and its subsidiaries are included in Item 14(d):

     Schedule VIII - Valuation and Qualifying Accounts

     Schedule IX   - Short-term Borrowings

     Schedule X    - Supplementary Income Statement Information

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3)  Listing of Exhibits


Exhibit
Number        Exhibit

3.1 Certificate of incorporation of JLG Industries, Inc., which appears as Exhibit 1 (a) to the Company's Form 10 Registration Statement (File No. 0-8454 -- filed April 22, 1977), is hereby incorporated by reference.

3.2       By-Laws of JLG Industries, Inc.

4.1 Trust Indenture between the Bedford County, Pennsylvania Industrial Development Authority and the Fulton County National Bank and Trust Company, as Trustee, which appears aa Exhibit B5 to the Company's Form 10-K (File No. 0-8454 -- filed October 24, 1979), is hereby incorporated by reference.

4.2 Installment Sale Agreement between Bedford County, Pennsylvania Industrial Development Authority and JLG Industries, Inc., which appears as Exhibit B6 to the Company's Form 10-K (File No. 0-8454 -- filed October 24, 1979), is hereby incorporated by reference.

4.3       Agreement to disclose upon request.

10.1      Form of Deferred Compensation Benefit Agreement dated March 1,
          1989 with certain retired key employees which appears as Exhibit 10.2 to the Company's 10-K (File No. 0-8454 -- filed October 18, 1989), is hereby incorporated by reference.

10.2      Form of Deferred Compensation Benefit Agreement dated
          March 1, 1990 with certain key employees, which appears as
          Exhibit 10.4 to the Company's Form 10-K (File No. 0-8454 -- filed October 18, 1990), is hereby incorporated by reference.

10.3      Form of Deferred Compensation Benefit Agreement dated
          August 15, 1990 between JLG Industries, Inc. and L. David Black, which appears as Exhibit 10.5 to the Company's Form 10-K (File No. 0-8454 -- filed October 18, 1990), is hereby incorporated by reference.

10.4 Stock Redemption Agreement dated August 27, 1980, between JLG Industries, Inc. and Paul K. Shockey, which appears as Exhibit 25 to the Company's Form S-7 (Registration No. 2-69194 -- filed September 18, 1980), is hereby incorporated by reference.

10.5 Directors' Deferred Compensation Plan dated July 29, 1986, which appears as Exhibit 10.5 to the Company's Form 10-K (File No. 0-8454 -- filed October 28, 1986), is hereby incorporated by reference.

10.6 JLG Industries, Inc. Stock Incentive Plan dated May 23, 1991, which appears as Exhibit 10.10 to the Company's Form 10-K (File No. 0-8454 -- filed October 27, 1992), is hereby incorporated by reference.

10.7 Credit Agreement dated December 21, 1989 among JLG Industries, Inc., the First National Bank of Maryland, and Philadelphia National Bank, which appears as Exhibit 4.1 to the Company's 10-Q (File No. 0-8454 -- filed March 12, 1990), is hereby incorporated by reference.


10.8 First Modification Agreement, dated January 29, 1990 to the Credit Agreement dated December 21, 1989 among JLG Industries, Inc., the First National Bank of Maryland, and Philadelphia National Bank, which appears as Exhibit 4.3 to the Company's 10-Q (File No. 0-8454 -- filed March 12, 1990), is hereby incorporated by reference.

10.9 Second Modification Agreement, dated September 17, 1993 to the Credit Agreement dated December 21, 1989 among JLG Industries, Inc., the First National Bank of Maryland, and Philadelphia National Bank, which appears as Exhibit 10.12 to the Company's 10-K (File No. 0-8454 -- filed October 20, 1993), is hereby incorporated by reference.

10.10 JLG Industries, Inc. Directors Stock Option Plan dated September 27, 1993, which appears as an exhibit to the Company's 1993 Proxy Statement (File No. 0-8454 -- filed October 12, 1993), is hereby incorporated by reference.

13     Annual Report to shareholders for year ended July 31, 1994.

22     Listing of subsidiaries.

24 Consent of independent auditors relating to the Registration Statement on Form S-8.

(b) The Company was not required to file Form 8-K pursuant to requirements of such form in the fourth quarter of fiscal 1994.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          JLG INDUSTRIES, INC.
              (Registrant)



          By: /s/  L. David Black                      Date: October 12, 1994
             L. David Black, Chairman of the Board, President and
                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



          By: /s/  Charles H. Diller, Jr.              Date: October 12, 1994
              Charles H. Diller, Jr., Executive Vice President,
                                       Chief Financial Officer and Director



          By: /s/  Bernard J. Kotula                   Date: October 12, 1994
              Bernard J. Kotula, Controller



          By: /s/  Charles O. Wood, III                Date: October 12, 1994
              Charles O. Wood, III,  Director



          By: /s/  E. Mason Hendrickson                Date: October 12, 1994
              E. Mason Hendrickson, Director



          By: /s/  H. Lyle Duffey                      Date: October 12, 1994
              H. Lyle Duffey, Director



          By:  /s/ Paul Shockey                        Date: October 12, 1994
               Paul Shockey, Secretary and Director



          By:  /s/ George R. Kempton                   Date: October 12, 1994
            George R. Kempton, Director

                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                       JLG INDUSTRIES, INC. AND SUBSIDIARIES
                              (thousands of dollars)
Col. A                             Col. B        Col. C      Col.D          Col.E
                                                 Additions
                                   Balance at    Charged to                 Balance at
                                   Beginning of  Costs and   Deductions-    End of
Classification                     Period        Expenses    Describe(1)(2) Period
Year ended July 31, 1994:
  Allowance for Doubtful Accounts  $664          644         (343)          $965

Year ended July 31, 1993:
  Allowance for Doubtful Accounts  $655          173          164           $664

Year ended July 31, 1992:
  Allowance for Doubtful Accounts  $497          122          (36)          $655



Note:

(1)Amounts written off and transferred to other accounts in the current year.

(2)Adjustment resulting from conversion of foreign currencies.


                           SCHEDULE IX - SHORT-TERM DEBT
                       JLG INDUSTRIES, INC. AND SUBSIDIARIES
                               (thousands of dollars)
Col. A                     Col. B          Col. C         Col. D         Col. E         Col.F
                                           Weighted                                     Weighted
                                           Average        Maximum Amount Average Amount Average
                                           Interest Rate  Outstanding    Outstanding    Interest Rate
Category of Aggregate      Balance at End  at End         During the     During the     During the
Short-Term Debt (1)        of Period       of Period      Period         Period (2)     Period (3)

Year ended July 31, 1994                                  $6,173         $1,825         5.0%

Year ended July 31, 1992                                  $5,994         $3,912         6.8%



Notes:

(1)For information relative to short-term debt, see the note entitled Bank Credit Lines and
   Long-Term Debt of the Notes to Consolidated Financial Statements incorporated herein by reference from page 27 of the Company's Annual Report to Shareholders.

(2)There was no short-term debt outstanding at the end of any period during fiscal 1993.

(3)The weighted average interest rate for the period was computed by dividing the actual interest expense by average short-term debt outstanding.


          SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   JLG INDUSTRIES, INC. AND SUBSIDIARIES
                          (thousands of dollars)
Col. A                                Col. B
Item                       Charged to Costs and Expenses

                                  Year Ended July 31

                              1994        1993        1992

Maintenance and repairs       $1,643      $974        $1,297


Amounts for advertising costs, depreciation and amortization of intangible assets, taxes other than payroll and income and royalties are not presented since such amounts are less than 1% of total net sales.