Form 10-Q
period 1994-10-31
JLG INDUSTRIES INC
filed 1994-12-13
CIK 216275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q
	(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended                      October 31, 1994


	or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                        to


Commission file number                 0-8454


                            JLG Industries, Inc.
              (Exact name of registrant as specified in its charter)


           Pennsylvania                              25-1199382
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


           JLG Drive, McConnellsburg, PA                     17233
    (Address of Principal Executive Offices)               (Zip Code)


                              (7l7) 485-5161
	Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X       No

At November 21, 1994, there were 3,522,656 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the Registrant at that date was $136,062,588.


PART I FINANCIAL INFORMATION


JLG INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)
                                   October, 31       July 31,
                                       1994            1994
                                   (Unaudited)

ASSETS
Current assets
  Cash                               $11,579           $8,088
  Accounts receivable                 23,110           25,750
  Inventories:
    Finished goods                     7,449            4,968
    Work in process                    9,633            9,242
    Raw materials                      9,299            9,012
                                      26,381           23,222
  Future income tax benefits           3,551            3,531
  Other current assets                 1,578            1,871
    Total Current Assets              66,199           62,462
Property, plant and equipment - net   20,035           19,344
Equipment held for rental - net        3,738            4,190
Other assets                           5,481            5,638
                                     $95,453          $91,634

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt   $1,302           $1,301
  Accounts payable                    13,062           14,770
  Accrued expenses                    15,847           14,011
    Total Current Liabilities         30,211           30,082
Long-term debt                         5,963            6,277
Accrued contingent liabilities         7,313            7,680
Other deferred credits and liabilities 1,941            1,889
Shareholders' equity
  Capital stock:
    Authorized shares: 10,000 at $.20 par
    Outstanding shares:  1994 - 3,523
      shares, net of 181 treasury shares;
      1994 - 3,492 shares                741              735
  Additional paid-in capital          13,443           13,065
  Equity adjustment from translation  (1,740)          (1,899)
  Retained earnings                   40,660           36,884
  Treasury stock                      (3,079)          (3,079)
    Total Shareholders' Equity        50,025           45,706
                                     $95,453          $91,634

The accompanying notes are an integral part of these financial statements.


JLG INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)
                                       Three Months Ended
                                           October 31,
                                       1994             1993

Net sales                            $53,724          $36,757
Cost of sales                         40,740           28,128
Gross profit                          12,984            8,629
Selling, general and
  administrative expenses              6,788            6,529
Income from operations                 6,196            2,100
Other deductions:
  Interest expense                      (112)             (78)
  Miscellaneous, net                    (111)             (31)
Income before taxes                    5,973            1,991
Income tax provision                   2,110              739
Net income                            $3,863           $1,252

Net income per share                   $1.10             $.35

Dividends per share                    $.025            $.025

Weighted average shares
  outstanding                          3,507            3,557

The accompanying notes are an integral part of these financial statements.


JLG INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                                    Three Months Ended
                                                        October 31,
                                                   1994             1993
OPERATIONS:
  Net income                                      $3,863           $1,252
  Adjustments to reconcile net income to cash
    (used for) provided by operating activities:
      Depreciation and amortization                  732              648
      Provision for self-insured losses              647              670
      Deferred income taxes                          (53)            (182)
                                                   5,189            2,388
      Changes in operating assets and
        liabilities                                 (717)          (3,665)
      Changes in other assets and liabilities        705             (982)
  Cash provided by (used for) operations           5,177           (2,259)

INVESTMENTS:
  Purchases of property, plant and
    equipment                                     (1,133)          (1,243)

FINANCING:
  Issuance of short-term debt                                       3,888
  Repayment of long-term debt                       (325)            (380)
  Payment of dividends                               (87)             (91)
  Acquisition of treasury stock                                    (3,500)
  Cash used for financing                           (412)             (83)

CURRENCY ADJUSTMENTS - effect of exchange rate
  changes on cash flows                             (141)             100

CASH:
  Net increase (decrease)                          3,491           (3,485)
  Beginning balance                                8,088            4,848
  Ending balance                                 $11,579           $1,363


The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED	FINANCIAL STATEMENTS
October 31 1994
(unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-Q and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, such financial statements include all adjustments (consisting only of normal recurring accruals) which management of the Company considers necessary for a fair presentation of the results of operations.

Interim results for the three months ended October 31, 1994 are not necessarily an indication of the results for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes included in the Form 10-K filing for the fiscal year ended July 31, 1994.


NOTE B - INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at October 31, 1994, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.


NOTE C - COMMITMENTS AND CONTINGENCIES

The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. Annually the Company sets its product liability insurance program based on the Company's current and historical claims experience and the availability and cost of insurance. The combination of these annual programs constitutes the Company's aggregate product liability insurance coverage. The Company's program for fiscal year 1995 is comprised of a self-insurance retention of $5 million and catastrophic coverage of $20 million in excess of the retention.

Cumulative amounts estimated to be payable by the Company with respect to pending product liability claims for all years in which the Company is liable under its self-insurance retention have been accrued as liabilities, including $2.9 million for incidents the Company believes may result in claims. Estimates of such accrued liabilities are based on an evaluation of the merits of individual claims and historic claims experience; thus, the Company's ultimate liability may exceed or be less than the amounts accrued. Amounts accrued are paid over varying periods, which generally do not exceed five years. The methods of making such estimates and establishing the resulting accrued liability are reviewed continually and any adjustments resulting therefrom are reflected in current earnings.

As is customary in the heavy equipment industry, the Company has entered into limited recourse agreements with various commercial finance companies to provide equipment financing to its distributors. Under these arrangements, the Company is required, in the event of a distributor's default, to purchase the notes from the finance companies and liquidate the supporting collateral, or to reimburse such institutions for certain deficiencies resulting from their repossession and resale of the equipment. The Company was contingently liable at October 31, 1994 for approximately $3.4 million of contingent losses under such arrangements and has accrued as a liability estimated losses of $1.5 million thereunder.



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information given below is intended to assist in understanding the Company's financial condition and results of operations as reflected in the Consolidated Condensed Financial Statements (pages 3 through 7).

As a manufacturer of capital goods, the Company is primarily dependent upon sales to the construction and industrial sectors of the economy. Business in these sectors, particularly the construction sector, tends to be cyclical; thus, demand for the Company's products, and ultimately the Company's financial performance and cash flows, tends to fluctuate in response to the business cycles within these sectors.

LIQUIDITY AND SOURCES OF CAPITAL

Current assets as a percent of current liabilities were 219% at October 31, 1994, compared to 208% at July 31, 1994. Working capital was $36.0 million at October 31, 1994, compared to $32.4 million at July 31, 1994. The improvement in the ratio of current assets to current liabilities and the higher level of working capital at October 31, 1994, were primarily due to the accumulation of cash generated by operating activities.

At October 31, 1994, the Company had unused credit lines totaling $11 million and cash balances of $11.6 million. The Company considers these resources, coupled with cash expected to be generated by operations, adequate to fund its anticipated fiscal 1995 working capital needs and estimated capital expenditures of $11 million.

The Company's exposure to product liability claims and its contingent liability relative to the support of equipment financing for its distributors are discussed in NOTE C - COMMITMENTS AND CONTINGENCIES. Future results of operations, financial condition and liquidity may be affected to the extent that the Company's ultimate liability with respect to those programs varies from current estimates.

RESULTS FOR THE FIRST QUARTERS OF FISCAL 1995 AND 1994

Net sales for the first quarter of fiscal 1995 were $53.7 million, an increase of $17.0 million, or 46% from the previous year. The growth in revenues was due to increased demand across virtually all product classes. New products also contributed to the increase.

Net income for the first quarter of fiscal 1995 was $3.9 million, an increase of $2.6 million, or 209% over the first quarter of fiscal 1994. The increase was principally the result of the higher sales volume.

Gross profit, as a percent of net sales, increased to 24.2% in the first quarter of fiscal 1995 from 23.5% the previous year, primarily as a result of higher selling prices and cost reductions, which were partially offset by increased cost of material.

Selling, general and administrative expenses for the first quarter of fiscal 1995 increased 4.0% or $259,000 compared to the same period of fiscal 1994, but decreased as a percent of sales to 12.6% from 17.8%. The increase in spending is due to higher payroll and related costs. These increases were offset, in part, by reduced legal costs.

The effective tax rate was 35.3% in the first quarter of fiscal 1995, compared to 37.1% in the fiscal 1994 first quarter. The lower tax rate for the fiscal 1995 period was due to a revision in the estimate of future taxes payable.


Ernst & Young LLP
Independent Auditors' Review Report



The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. and subsidiaries as of October 31, 1994, and the related condensed consolidated statements of income and cash flows for the three-month periods ended October 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of JLG Industries, Inc. as of July 31, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, not presented herein, and in our report dated September 8, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



November 15, 1994                                             Ernst & Young LLP




                       PART II OTHER INFORMATION

Items 1 - 3

None/not applicable.

Item 4

The Company held its annual Meeting of Shareholders on November 21, 1994. Management solicited proxies for the election of nine directors, approval of amendments to the stock incentive and directors stock option plans, and for ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the 1995 fiscal year. Of the 3,522,656 Shares of capital stock outstanding on the record date, 2,371,964 were voted in person or by proxy at the meeting. The tabulated results are set forth below:

1. Election of directors:

                       FOR      WITHHELD
L.D. Black          2,359,394   12,570
C.H. Diller, Jr.    2,359,399   12,565
G.R. Kempton        2,359,229   12,735
J.A. Mezera         2,358,929   13,035
G. Palmer           2,353,694   18,270
S. Rabinowitz       2,353,744   18,220
P.K. Shockey        2,355,879   16,085
T.C. Wajnert        2,353,744   18,220
C.O. Wood, III      2,358,429   13,535

2. Approval of amendments to the stock incentive plan.

                                 BROKER
     FOR     AGAINST   ABSTAIN   NON-VOTES
 1,680,583    340,370   29,482   393,529

3. Approval of amendments to the directors stock option plan.

                                 BROKER
     FOR     AGAINST   ABSTAIN   NON-VOTES

 1,840,839   108,193    29,403   393,529

4. Ratification of the appointment of Ernst & Young LLP as independent auditors for the ensuing year.

     FOR     AGAINST    ABSTAIN

 2,347,861    15,371      8,732

Item 5

None/not applicable.


Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

	15	Letter re:  Unaudited Interim Financial Information

(b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended October 31, 1994.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who is also signing in his capacity as principal financial officer.

JLG INDUSTRIES, INC.
(Registrant)



/s/ Charles H. Diller, Jr.
Charles H. Diller, Jr.
Executive Vice President and
Chief Financial Officer