Form 10-Q
period 1995-01-31
JLG INDUSTRIES INC
filed 1995-03-16
CIK 216275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q
	(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended                      January 31, 1995


	or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                        to


Commission file number                 0-8454


                            JLG Industries, Inc.
              (Exact name of registrant as specified in its charter)


           Pennsylvania                              25-1199382
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


          1 JLG Drive, McConnellsburg, PA                     17233
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

At March 12, 1995, there were 3,661,155 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the Registrant at that date was $144,226,778.


PART I FINANCIAL INFORMATION


JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

				                       		       January 31,   July 31,
                                       1995         1994
(Unaudited)

ASSETS
Current assets
  Cash                                $4,264       $8,088
  Accounts receivable                 27,801       25,750
  Inventories:
    Finished goods                     7,751        4,968
    Work in process                   10,276        9,242
    Raw materials                     11,584        9,012
                                      29,611       23,222
  Future income tax benefits           3,587        3,531
  Other current assets                 1,201        1,871
    Total Current Assets              66,464       62,462

Property, plant and equipment - net   21,879       19,344
Equipment held for rental - net        4,233        4,190
Other assets                           5,458        5,638
                                     $98,034      $91,634

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt   $1,254       $1,301
  Accounts payable                    14,026       14,770
  Accrued expenses                    13,141       14,011
    Total Current Liabilities         28,421       30,082
Long-term debt                         5,631        6,277
Other deferred credits and liabilities 8,846        9,569

Shareholders' equity
  Capital stock:
    Authorized shares: 10,000 at $.20 par
    Outstanding shares:  1995 - 7,114
      shares, net of 300 treasury shares;
      1994 - 6,984 shares              1,483        1,469
  Additional paid-in capital          13,690       12,331
  Equity adjustment from translation  (1,807)      (1,899)
  Retained earnings                   44,324       36,884
  Treasury stock                      (2,554)      (3,079)
    Total Shareholders' Equity        55,136       45,706
                                     $98,034      $91,634


The accompanying notes are an integral part of these financial statements.


JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(Unaudited)

                   				      Three Months Ended	  Six Months Ended
                        					    January 31,	    	    January 31,
                               1995      1994       1995      1994

Net sales                    $52,175   $34,172   $105,899   $70,929

Cost of sales                 38,726    26,407     79,466    54,535

Gross profit                  13,449     7,765     26,433    16,394

Selling, general and
  administrative expenses      7,717     5,963     14,505    12,492

Income from operations         5,732     1,802     11,928     3,902

Other deductions:
  Interest expense              (125)      (93)      (237)     (170)
  Miscellaneous, net             137       (28)        26       (61)

Income before taxes            5,744     1,681     11,717     3,671

Income tax provision           1,992       586      4,102     1,325

Net income                    $3,752    $1,095     $7,615    $2,346

Net income per share            $.53      $.16      $1.08      $.33

Dividends per share           $.0125    $.0125      $.025     $.025

Weighted average
shares outstanding             7,074     6,922      7,044     7,018


The accompanying notes are an integral part of these financial statements.



JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                        								 Six Months Ended
                                        								    January 31,
                                                  1995       1994

OPERATIONS:
  Net income                                     $7,615     $2,346
  Adjustments to reconcile net income to cash
    (used for) provided by operating activities:
      Depreciation and amortization               1,567      1,335
      Provision for self-insured losses              43        897
      Deferred income taxes                          91       (320)
                                                  9,316      4,258
  Changes in operating assets and
      liabilities                                (9,577)    (5,968)
  Changes in other assets and liabilities          (494)      (813)
  Cash used for operations                         (755)    (2,523)

INVESTMENTS:
  Purchases of property, plant and
    equipment                                    (3,183)    (3,443)

FINANCING:
  Issuance of short-term debt                                1,711
  Issuance of long-term debt                                 5,036
  Repayment of long-term debt                      (701)    (1,544)
  Payment of dividends                             (176)      (178)
  Capital stock contributed to employee
    stock ownership plan                          1,159        625
  Acquisition of treasury stock                             (3,500)
  Cash provided by financing                        282      2,150

CURRENCY ADJUSTMENTS - effect of exchange rate
  changes on cash flows                            (168)       (28)

CASH:
  Net decrease                                   (3,824)    (3,844)
  Beginning balance                               8,088      4,848
  Ending balance                                 $4,264     $1,004


The accompanying notes are an integral part of these financial statements.


	JLG INDUSTRIES, INC.
	NOTES TO CONDENSED CONSOLIDATED
	FINANCIAL STATEMENTS
	January 31 1995
	(unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, such financial statements include all adjustments (consisting only of normal recurring accruals) which management of the Company considers necessary for a fair presentation of the results of operations.

Interim results for the six months ended January 31, 1995 are not necessarily an indication of the results for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes included in the Form 10-K filing for the fiscal year ended July 31, 1994.


NOTE B - INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at January 31, 1995, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.


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

Cumulative amounts estimated to be payable by the Company with respect to pending product liability claims for all years in which the Company is liable under its self-insurance retention have been accrued as other deferred credits and other liabilities, including $2.4 million for incidents the Company believes may result in claims. Estimates of such accrued liabilities are based on an evaluation of the merits of individual claims and historic claims experience; thus, the Company's ultimate liability may exceed or be less than the amounts accrued. Amounts accrued are paid over varying periods, which generally do not exceed five years. The methods of making such estimates and establishing the resulting accrued liability are reviewed continually and any adjustments resulting therefrom are reflected in current earnings.


NOTE D - SUBSEQUENT EVENT

On February 23, 1995, the Company declared a two-for-one split of the Company's outstanding common stock and adopted a resolution restoring 150,232 treasury shares to the status of authorized but unissued shares. The two-for-one split will be effected by a stock dividend to be distributed on April 3, 1995 to shareholders of record at the close of business on March 15, 1995. Accordingly, the number of shares outstanding and the per share amounts in the accompanying financial statements have been restated to give effect to the stock split.



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information given below is intended to assist in understanding the Company's financial condition and results of operations as reflected in the Condensed Consolidated Financial Statements (pages 3 through 7).

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

LIQUIDITY AND SOURCES OF CAPITAL

Current assets as a percent of current liabilities were 234% at January 31, 1995, compared to 208% at July 31, 1994. Working capital was $38.0 million at January 31, 1995, compared to $32.4 million at July 31, 1994. The improvement in the percentage of current assets to current liabilities and the increased working capital at January 31, 1995, were primarily due to higher inventory and accounts receivable levels to support the increased growth in sales.

At January 31, 1995, the Company had unused credit lines totaling $11 million and cash balances of $4.3 million. The Company considers these resources, coupled with cash expected to be generated by operations, adequate to fund its anticipated fiscal 1995 working capital and estimated capital expenditure needs.

The Company's exposure to product liability claims is discussed in NOTE C - COMMITMENTS AND CONTINGENCIES. Future results of operations, financial condition and liquidity may be affected to the extent that the Company's ultimate liability with respect to product liability varies from current estimates.

RESULTS FOR THE SECOND QUARTERS OF FISCAL 1995 AND 1994

et sales for the second quarter of fiscal 1995 were $52.2 million, an increase of $18.0 million, or 53% from the previous year. The growth in revenues was due to increased demand across virtually all product classes.

Gross profit, as a percent of net sales, increased to 26% in the second quarter of fiscal 1995 from 23% the previous year. Contributing to the increase were continued improvements in manufacturing processes, lower product liability and warranty costs and higher selling prices. These improvements were partially offset by increased cost of materials, including subcontracting costs, and training costs associated with an expanding workforce.

Selling, general and administrative expenses for the second quarter of fiscal 1995 increased 29% or $1.8 million compared to the same period of fiscal 1994, but decreased as a percent of sales to 15% from 17%. The increase in spending is primarily volume-related and includes higher payroll and related costs, increased research and development expenses and consulting costs.

The effective tax rate was 35% for the second quarter of both fiscal 1995 and 1994.


RESULTS FOR THE FIRST SIX MONTHS OF FISCAL 1995 AND 1994

Net sales for the first six months of fiscal 1995 were $105.9 million, an increase of $35.0 million, or 49% from the previous year. As noted in the second quarter comparison, virtually all product lines contributed to the increase.

Gross profit, as a percent of net sales, increased to 25% in the first six months of fiscal 1995 from 23% the previous year. The increase was essentially due to the same factors as discussed in the second quarter comparison.

Selling, general and administrative expenses for the first six months of fiscal 1995 increased 16% or $2.0 million compared to the same period of fiscal 1994, but decreased as a percent of sales to 14% from 18%. The dollar increase over last year was due to the factors discussed in the second quarter comparison, with the exception that the prior year period had higher legal costs associated with the settlement of litigation with the Company's then principal shareholder.

The effective tax rate was 35% in the first six months of fiscal 1995, compared to 36% in the fiscal 1994 period. The lower tax rate for the fiscal 1995 period was due to a revision in the estimate of future taxes payable


Ernst & Young LLP
Independent Auditors' Review Report



The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. and subsidiaries as of January 31, 1995, and the related condensed consolidated statements of income for the three-month and six-month periods ended January 31, 1995 and 1994, and the condensed consolidated statements of cash flows for the six-month periods ended January 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



February 15, 1995, except for Note D,                   				Ernst & Young LLP
as to which the date is February 23, 1995




                       PART II OTHER INFORMATION

Items 1 - 5

None/not applicable.

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

 3  Amended and Restated By-Laws

	15	Letter re:  Unaudited Interim Financial Information

(b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended January 31, 1995.


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