Form 10-Q
period 1995-04-30
JLG INDUSTRIES INC
filed 1995-06-14
CIK 216275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q
	(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended                      April 30, 1995

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

At June 9, 1995, there were 7,132,410 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the Registrant at that date was $172,069,391.


PART I FINANCIAL INFORMATION


JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                       							        April 30,       July 31,
                                        1995            1994
                                            (Unaudited)

ASSETS
Current assets
  Cash                                 $8,228          $8,088
  Accounts receivable                  36,698          25,750
  Inventories:
    Finished goods                      7,745           4,968
    Work in process                    12,224           9,242
    Raw materials                      11,581           9,012
                                       31,550          23,222
  Future income tax benefits            3,586           3,531
  Other current assets                    922           1,871
    Total Current Assets               80,984          62,462
Property, plant and equipment - net    20,908          19,344
Equipment held for rental - net         4,972           4,190
Other assets                            5,497           5,638
                                     $112,361         $91,634


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt      $245          $1,301
  Accounts payable                     23,884          14,770
  Accrued expenses                     15,629          14,011
    Total Current Liabilities          39,758          30,082
Long-term debt                          2,322           6,277
Other deferred credits and liabilities  9,065           9,569
Shareholders' equity
  Capital stock:
    Authorized shares: 10,000 at $.20 par
    Outstanding shares:  1995 - 7,125
      shares; 1994 - 6,984 shares       1,425           1,470
  Additional paid-in capital           11,270          12,330
  Equity adjustment from translation   (1,785)         (1,899)
  Retained earnings                    50,306          36,884
  Treasury stock                                       (3,079)
    Total Shareholders' Equity         61,216          45,706
                                     $112,361         $91,634


The accompanying notes are an integral part of these financial statements.


JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(Unaudited)

                      				 Three Months Ended  	   	Nine Months Ended
                                April 30,	    	         April 30,
                           1995          1994       1995         1994
Net sales                $75,809       $50,141    $181,708     $121,070

Cost of sales             57,727        37,539     137,193       92,075

Gross profit              18,082        12,602      44,515       28,995

Selling, general and
  administrative expenses  8,745         7,175      23,249       19,667

Income from operations     9,337         5,427      21,266        9,328

Other deductions:
  Interest expense           (97)         (144)       (333)        (314)
  Miscellaneous, net         217            56         241           (4)

Income before taxes        9,457         5,339      21,174        9,010

Income tax provision       3,368         1,824       7,470        3,149

Net income                $6,089        $3,515     $13,704       $5,861

Net income per share        $.86          $.50       $1.94         $.84

Dividends per share        $.015        $.0125        $.04       $.0375

Weighted average
 shares outstanding        7,120         6,955       7,069        6,997

The accompanying notes are an integral part of these financial statements.



JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                         								 Nine Months Ended
                                          							     April 30,
                                                 1995           1994

OPERATIONS:
  Net income                                   $13,704         $5,861
  Adjustments to reconcile net income to cash
    (used for) provided by operating activities:
      Depreciation and amortization              2,645          2,058
      Provision for self-insured losses             84          1,467
      Deferred income taxes                        (51)          (724)
                                                16,382          8,662
  Changes in operating assets and
     liabilities                                (8,080)        (6,202)
  Changes in other assets and liabilities       (1,121)        (1,345)
  Cash provided by operations                    7,181          1,115

INVESTMENTS:
  Purchases of property, plant and
    equipment                                   (6,150)        (5,595)
  Proceeds from sale of property, plant
    and equipment                                2,531            208
  Cash used for investments                     (3,619)        (5,387)

FINANCING:
  Issuance of short-term debt                                     716
  Issuance of long-term debt                                    5,019
  Repayment of long-term debt                   (5,022)        (1,598)
  Payment of dividends                            (282)          (265)
  Capital stock contributed to employee
    stock ownership plan                         1,159            625
  Acquisition of treasury stock                                (3,500)
  Proceeds from exercise of stock options          815             57
  Cash (used for) provided by financing         (3,330)         1,054

CURRENCY ADJUSTMENTS - effect of exchange rate
  changes on cash flows                            (92)          (130)

CASH:
  Net increase (decrease)                          140         (3,348)
  Beginning balance                              8,088          4,848
  Ending balance                                $8,228         $1,500

The accompanying notes are an integral part of these financial statements.


	JLG INDUSTRIES, INC.
	NOTES TO CONDENSED CONSOLIDATED
	FINANCIAL STATEMENTS
	April 30, 1995
	(unaudited)

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

Interim results for the nine months ended April 30, 1995 are not necessarily an indication of the results for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes included in the Form 10-K filing for the fiscal year ended July 31, 1994.


NOTE B - INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at April 30, 1995, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.


NOTE C - COMMITMENTS AND CONTINGENCIES

The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for fiscal year July 31, 1995 is comprised of a self-insurance retention of $5 million and catastrophic coverage of $20 million in excess of the retention. The Company contracts with an independent insurance carrier to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance carrier. The methods of making such estimates and establishing the resulting accrued liability are reviewed continually and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accruals are not discounted.

With respect to all claims of which the Company is aware as of the reporting date, the Company has accrued $8.1 million and $8.0 million at April 30, 1995 and July 31, 1994, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience a loss that would be material and beyond such reserve amounts. As of April 30, 1995 and July 31, 1994, there are no insurance recoverables or offset implications and there were no claims being contested by insurers.




                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information given below is intended to assist in understanding the Company's financial condition and results of operations as reflected in the Condensed Consolidated Financial Statements (pages 3 through 7).

The Company is a leading manufacturer and marketer of elevating work platforms and truck-mounted materials handling equipment used primarily in construction and industrial applications. Sales are made principally to independent equipment distributors that lease the Company's products and provide service support to equipment users. Equipment purchases by end users, either directly from the Company or through distributors, comprise a significant, but smaller, portion of sales.

Demand for the Company's products tends to be cyclical, responding historically to varying levels of construction and industrial activity, principally in the United States and, to a lesser extent, in other industrialized nations. During recessionary conditions, demand for equipment held for rental typically declines more sharply than demand for equipment purchased by end users. Other factors affecting demand include the availability and cost of financing for equipment purchases and the market availability of used equipment.

Due to the cyclical demand, the Company's financial performance and cash flows tend to fluctuate. However, the Company continually strives to reduce manufacturing costs and increase manufacturing efficiencies. The Company also considers development and introduction of new and improved products to be an important factor in maintaining and strengthening its market position.

RESULTS FOR THE THIRD QUARTERS OF FISCAL 1995 AND 1994

Net sales for the third quarter of fiscal 1995 were $75.8 million, an increase of $25.7 million, or 51% from the previous year. The growth in revenues was due to increased demand across virtually all product classes. In addition, continued strong North American demand for the Company's products combined with improvement in the European market generated record sales. Higher sales volume was the primary reason for the significant improvement in profit.

Gross profit, as a percent of net sales, decreased to 24% in the third quarter of fiscal 1995 from 25% the previous year. The lower gross profit percent in the current year quarter is due principally to proportionately higher sales of lower margin products, higher material costs and the cost of subcontracting additional work to outside vendors as a result of the substantial increase in demand. Partially offsetting these reductions were lower manufacturing costs due to continued improvements in manufacturing processes, lower product liability and warranty costs and higher selling prices.

Selling, general and administrative expenses for the third quarter of fiscal 1995 increased 22%, or $1.6 million, compared to the same period of fiscal 1994, but decreased as a percent of sales to 12% from 14%. The increase in spending is primarily volume-related including higher payroll and related costs and increased research and development expenses. Partially offsetting the increase were lower European administrative and selling costs due to the closing of a sales office during the prior year period.

The effective tax rate was 36% for the third quarter of fiscal 1995 and 34% for the same period of fiscal 1994. The tax rate for the fiscal 1995 period includes the benefit for a revision in the estimate of future taxes payable, while the fiscal 1994 quarter reflects the benefit of closing an overseas facility.


RESULTS FOR THE FIRST NINE MONTHS OF FISCAL 1995 AND 1994

Net sales for the first nine months of fiscal 1995 were $181.7 million, an increase of $60.6 million, or 50% from the previous year. As noted in the third quarter comparison, continued strong North American demand for virtually all the Company's product lines combined with improvement in the European market provided for the increase. In addition, products introduced over the past two years contributed over 20% to sales for the current nine month period.

Gross profit, as a percent of net sales, increased to 25% in the first nine months of fiscal 1995 from 24% the previous year. The increase is attributable to lower manufacturing costs due to continued improvements in manufacturing processes, lower product liability and warranty costs and higher selling prices. Partially offsetting these improvements were increased material costs and costs associated with subcontracting additional work to outside vendors as a result of the substantial increase in demand.

Selling, general and administrative expenses for the first nine months of fiscal 1995 increased 18% or $3.6 million compared to the same period of fiscal 1994, but decreased as a percent of sales to 13% from 16%. The dollar change over the same period of the prior year was due to the factors discussed in the third quarter comparison with the addition of increased consulting costs. The prior year period also had higher legal costs associated with the settlement of litigation with the Company's then principal shareholder.

The effective tax rate was 35% in the first nine months of both fiscal 1995 and 1994. As discussed in the third quarter comparison, the tax rate for the fiscal 1995 period includes the benefit for a revision in the estimate of future taxes payable, while fiscal 1994 reflects the benefit of closing an overseas facility.

LIQUIDITY AND SOURCES OF CAPITAL

Current assets as a percent of current liabilities were 204% at April 30, 1995, compared to 208% at July 31, 1994. Working capital was $41.2 million at April 30, 1995, compared to $32.4 million at July 31, 1994. The increased working capital at April 30, 1995, was primarily due to higher inventory and accounts receivable levels to support the increased growth in sales.

Total debt as a percent of total capitalization at April 30, 1995 decreased to 4% from 14% at July 31, 1994 due to the repayment of debt with cash generated from operations.

At April 30, 1995, the Company had unused credit lines totaling $10 million and cash balances of $8.2 million. The Company considers these resources, coupled with cash expected to be generated by operations, adequate to meet its foreseeable liquidity needs. In addition, the Company has reached an agreement in principle to acquire an additional manufacturing facility in Bedford, Pennsylvania to replace the existing facility there. Acquisition, relocation and refitting costs are estimated to be $9 million payable over the next twelve months. The Company is seeking third party financing for this project.

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



Ernst & Young LLP
Independent Auditors' Review Report



The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. and subsidiaries as of April 30, 1995, and the related condensed consolidated statements of income for the three-month and nine-month periods ended April 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine-month periods ended April 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



May 16, 1995								Ernst & Young LLP



                       PART II OTHER INFORMATION

Items 1 - 5

None/not applicable.

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

	15	Letter re:  Unaudited Interim Financial Information

(b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended April 30, 1995.


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