Form 10-K
period 1995-07-31
JLG INDUSTRIES INC
filed 1995-10-20
CIK 216275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 1995      Commission file number 0-8454

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At October 11, 1995, there were 14,304,018 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the Registrant at that date was $321,840,405.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1995 annual meeting of shareholders are incorporated by reference into Part III.


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

Boom-type self-propelled elevating work platforms are especially useful for reaching over machinery and equipment that is mounted on floors and for reaching other elevated positions not easily approached by a vertical lifting device. The Company produces boom-type self-propelled elevating work platform models of various sizes with platform heights ranging up to 150 feet. The boom may be rotated up to 360 degrees in either direction, raised or lowered from vertical to below horizontal, and extended while the work platform remains horizontal and stable. Vehicles on which the booms are mounted may be maneuvered forward or backward and steered in any direction by the operator from the work platform. Boom-type models have standard-sized work platforms, which vary in size up to 3 by 8 feet, and the rated lift capacities range from 500 to 2,000 pounds. The distributor net price of the Company's standard models at July 31, 1995 ranged from approximately $18,200 to $325,000.

Scissor-type self-propelled elevating work platforms are designed to provide larger work areas, and generally to allow for heavier loads than boom-type lifts. Scissor-type lift vehicles may be maneuvered in a manner similar to boom-type models, but the platforms may be extended only vertically, except for an available option that extends the deck horizontally up to 6 feet. The scissor-type models have maximum elevation capabilities of up to 50 feet and various platform sizes up to 6 by 14 feet. The rated lift capacities range from 500 to 2,500 pounds. The distributor net price of the Company's standard models at July 31, 1995 ranged from approximately $9,000 to $47,400.

In 1992, the Company began manufacturing a line of push-around elevating work platforms used primarily in indoor maintenance applications. This line consists of a work platform attached to an aluminum mast that extends vertically, which in turn is mounted on a steel base. Available in various one and two-man models, these machines can be rolled in their retracted position through standard door openings and can be loaded by one person onto the bed of a pick-up truck. They have maximum elevation capabilities of up to 36 feet and rated lift capacities from 300 to 750 pounds. The distributor net price of the Company's standard models at July 31, 1995 ranged from approximately $3,600 to $8,600.

Materials-Handling Products. The Company's materials-handling products consist of boom truck cranes and trolley-type and articulating unloaders. The cranes and unloaders are mounted on various commercial truck chassis or trailers and are used primarily in construction and maintenance applications. Lifting capacities of the various models range up to 28 tons, and with the main boom and jib fully extended, tip heights range up to 170 feet. The distributor net price of the Company's standard models at July 31, 1995, excluding the vehicle on which they are mounted, ranged from approximately $18,200 to $88,100.

The Company has fourteen registered trademarks and thirty-seven patents and considers them to be beneficial in its business.

Marketing

The Company's products are marketed internationally primarily through a network of independent distributors. The Company's distributors, operating from nearly four hundred locations, sell and rent the Company's products and provide service support. The Company also sells directly through its own marketing organizations to certain major accounts as well as to customers in parts of the world where independent distribution is either not available or not commercially feasible.

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

Product Development

The Company invests significantly in product development and diversification, including improvement of existing products and modification of existing products for special applications. Product development expenditures totaled $5,542,000, $4,373,000, and $3,385,000 for the fiscal years 1995, 1994 and 1993, respectively. New products introduced in the past two years accounted for approximately 24% percent of fiscal 1995 machine sales.

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

Executive Officers of the Registrant

                                    Positions with the Company
Name                      Age       (date of initial election)
L. David Black            58        Chairman of the Board, President and
                                    Chief Executive Officer (1993);
                                    President and Chief Executive Officer
                                    (1991); prior to 1991, President and Chief
                                    Operating Officer (1990).

Charles H. Diller, Jr.    50        Executive Vice President and Chief
                                    Financial Officer (1990).

Michael Swartz            50        Senior Vice President - Marketing (1990).

Rao G. Bollimpalli        57        Senior Vice President - Engineering (1990).

Raymond F. Treml          55        Senior Vice President - Manufacturing
                                    (1990).


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

The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's program for fiscal 1995 to insure against exposure to such litigation is comprised of a self-insurance retention of $5 million and catastrophic coverage of $10 million in excess of the retention. The Company has accrued as a reserve $8.4 million with respect to pending and potential claims for all years in which the Company is liable under its self-insurance retention. The number of product liability claims filed each year fluctuates significantly. The number of potential claims has been affected by the substantial growth in sales over the past two years which has dramatically increased machine population and number of users. This has exerted upward pressure on the number of claims, which the Company has countered through product design safety innovations. Product liability costs, based upon the Company's best estimate of anticipated losses, for years ended July 31, 1995, 1994 and 1993, approximated 1.4%, 2.6% and 2.8% of net sales, respectively.

For additional information relative to product liability insurance coverage and cost, see Item 3 Legal Proceedings.

Employees

The Company had 2,222 and 1,620 persons in its employ as of July 31, 1995 and 1994, respectively. The Company believes its employee relations are good, and it has experienced no work stoppages as a result of labor problems.

Foreign Operations

The Company manufactures its products in the U.S. for sales throughout the world. Sales to customers outside the U.S. were 18%, 16% and 26% of net sales for 1995, 1994 and 1993, respectively. Export sales were up substantially in dollar terms, but the percentage gain was only modest due to the continued strong growth of our domestic sales.

ITEM 2.  PROPERTIES

The Company has manufacturing plants and office space at five sites in Pennsylvania totaling 546,000 square feet and situated on 87 acres of land. Of this, 496,000 square feet are owned, with the remainder under long-term lease. The Company has several international sales offices under short-term operating leases.

The Company's McConnellsburg and Bedford, Pennsylvania facilities totalling $7.2 million in assets have been encumbered as security for Company long-term loans borrowings aggregating $2.2 million.

The Company's properties used in its operations are considered to be in good operating condition, well-maintained and suitable for their present purposes.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's program for fiscal 1995 to insure against exposure to such litigation is comprised of a self-insurance retention of $5 million and catastrophic coverage of $10 million in excess of the retention. The Company contracts with an independent insurance firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance carrier. The methods of making such estimates and establishing the resulting accrued liability are reviewed continually, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all claims of which the Company is aware, accrued liabilities of $8.4 million and $8.0 million were established at July 31, 1995 and 1994, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of July 31, 1995 and 1994, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

The Company's capital stock is traded on the NASDAQ National Market under the symbol JLGI. The table below sets forth the market prices and average shares traded daily for the past two fiscal years:
                                                              Average Shares
                           Price per Share                     Traded Daily
Quarter               1995                 1994               1995       1994
Ended            High        Low      High      Low
October 31      $10 7/16   $8 1/2    $4 3/4   $3 13/16       54,763     31,673
January 31      $10 7/16   $8 1/2    $7       $4  5/16       82,921     94,296
April 30        $10 3/4    $8 1/2    $8 3/16  $6  1/16       90,100     81,692
July 31         $18 1/8    $9 5/8    $9 1/8   $6  1/8       107,248    115,743

The Company's quarterly cash dividend rate is currently $.01 per share, or $.04 on an annual basis. The Board of Directors reinstated payment of the quarterly cash dividend in fiscal 1994, after it was suspended in November, 1991 due to the economic recession and its impact on the Company's results. The Board continually reviews the its dividend policy, but believes, at this time, that it is in the best interests of the Company to continue to reinvest the majority of its earnings into the growth of the business.

As of July 31, 1995, there were approximately 2,300 record holders of the Company's shares, including 1,300 employee holders. Record holders exclude participants in security position listings and other indirect shareholders.

ITEM 6.  SELECTED FINANCIAL DATA




ELEVEN YEAR FINANCIAL SUMMARY
(in thousands of dollars,
   except per share data)
Year ended July 31
RESULTS OF OPERATIONS
Net sales             $269,211  $176,443  $123,034  $110,479  $94,439  $149,281  $121,330  $81,539  $59,827  $59,323  $49,696
Gross profit            65,953    42,154    28,240    22,542   20,113    37,767    32,384   23,598   17,075   16,347   13,625
Selling, general
 and  administrative
  expenses             (33,254)  (27,147)  (23,323)  (22,024) (21,520)  (21,834)  (18,974) (14,117) (11,946) (12,910) (11,030)
Restructuring
  charges                                             (4,922)  (2,781)   (1,015)
Income (loss) from
 operations             32,699   15,007      4,917    (4,404)  (4,188)   14,918    13,410    9,481    5,129    3,437    2,595
Interest expense          (376)    (380)      (458)   (1,218)  (1,467)   (2,344)   (1,375)    (925)  (1,039)  (1,750)  (1,562)
Other income (expense)
 net                       376      (24)       180      (149)    (707)      858       399      485      958       51      (15)
Income (loss) before
  taxes and extraordinary
  credit                32,699   14,603      4,639    (5,771)  (6,362)   13,432    12,434     9,041   5,048    1,738    1,018
Extraordinary credit                                                                                  1,063      560
Income tax (provision)
 benefit               (11,941)  (5,067)    (1,410)    2,733    3,122    (4,950)   (4,882)  (3,766)  (3,008)  (1,063)     (55)
Net income (loss)       20,758    9,536      3,229    (3,038)  (3,240)    8,482     7,552    5,275    2,040    1,738    1,523
PER SHARE DATA
Net income (loss)         1.47      .68        .22      (.21)    (.23)      .60       .54      .38      .15      .13      .11
Cash dividends           .0275     .025                 .015    .0625       .05     .0375     .025
Shares used in computation
  (in thousands)        14,169   13,983     14,545    14,359   14,181    14,040    14,006   13,777   13,618   13,591    13,531
PERFORMANCE MEASURES
Return on sales            7.7%     5.4%       2.6%     (2.8%)   (3.4%)     5.7%      6.2%     6.5%     3.4%     2.9%      3.1%
Return on assets          20.2%    12.1%       4.6%     (4.0%)   (4.2%)    10.4%     11.9%    10.8%     4.9%     4.1%      3.9%
Return on shareholders'
 equity                   37.1%    23.8%       8.5%     (7.9%)   (7.7%)    21.8%     23.5%    21.2%     9.8%     9.0%      8.8%
FINANCIAL POSITION
Working capital         45,404   32,380     26,689     33,304   36,468   47,289    34,745   27,378   16,895   20,070    15,525
Current assets as a percent of current
 liabilities               216%     208%       217%       268%     266%     304%      254%     250%     216%     369%      226%
Property, plant and
  equipment, net        24,785   19,344     13,877     13,511   13,726   14,402    11,343    8,677    7,975     8,422    8,397
Total assets           119,708   91,634     72,518     73,785   74,861   86,741    70,570   57,692   42,431    42,478   40,775
Total debt               2,503    7,578      4,471     12,553   14,175   18,404    13,799   11,805    5,513    12,238   12,727
Total debt as a percent  of total
 capitalization              4%      14%        10%        25%      27%      29%       28%      29%      20%       37%      41%
Shareholders'
 equity                 68,430   45,706     38,939     37,186   38,596   44,109    35,331   28,465   22,582    20,512   18,438
Book value per
 share                    4.79     3.27       2.66       2.58     2.71     3.13      2.52     2.04     1.66      1.50     1.35
OTHER DATA
Product development
  expenditures           5,542    4,373      3,385      3,628    3,430    3,520     2,904    2,910    2,010     2,313    1,646
Capital expenditures, net
  of retirements         8,618    7,762      3,570      1,364    1,637    4,615     4,054    1,619    1,197     1,605      920
Depreciation and
 amortization            3,875    2,801      2,500      2,569    1,953    1,771     1,609    1,968    1,830     2,266    2,162
Employees                2,222    1,620      1,324      1,014    1,182    1,565     1,455      972      804       600      797

This summary should be read in conjunction with Management's Discussion and Analysis.
All share and per share data have been adjusted for the two-for-one stock splits distributed in April and October, 1995.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a leading manufacturer, distributor and international and marketer of mobile elevating work platforms and truck-mounted material handling equipment used primarily in construction and industrial applications. Sales are made principally to independent equipment distributors that lease the Company's products and provide service support to equipment users. Equipment purchases by end-users, either directly from the Company or through distributors, comprise a significant, but smaller portion of sales.

Demand for the Company's products tends to be cyclical, responding historically to varying levels of construction and industrial activity, principally in the United States and, to a lesser extent, in other industrialized nations. During recessionary conditions, demand for equipment held for rental typically declines more sharply than demand for equipment purchased by end-users. Other factors affecting demand include the availability and cost of financing for equipment purchases and the market availability of used equipment.

Due to the cyclical demand, the Company's financial performance and cash flows tend to fluctuate. However, the Company continually strives to reduce operating costs and increase manufacturing efficiencies. The Company also considers the development and introduction of new and improved products and expansion into underserved geographic markets to be important factors in maintaining and strengthening its market position and reducing cyclical fluctuations in financial performance and cash flows.


Results of Operations

Net sales reached a new high in 1995, rising by 53% over 1994 and by 43% from 1993 to 1994. The growth in revenues for both years included increased demand across virtually all product classes. Continued strong North American demand for both 1995 and 1994, combined with improvement in the European market in 1995, generated the record sales. Foreign sales as a percent of total sales were 18%, 16% and 26% in 1995, 1994 and 1993, respectively. New products introduced over a two-year period contributed over 24% and 25% to sales in 1995 and 1994, respectively. Management does not believe that any single customer is material to the Company's business on an ongoing basis. The level of sales to a particular customer may vary significantly from year to year. In 1995 and 1994, sales to one customer amounted to 13% and 12% of net sales, respectively. In 1993, no single customer accounted for more than 10% of net sales.

Gross profit, as a percent of sales, was 24% for both 1995 and 1994. Lower manufacturing costs due to continued improvements in manufacturing processes, lower warranty and product liability costs, and higher selling prices offset increased material costs, a less profitable product mix and costs associated with outsourcing additional production as a result of the substantial increase in demand and capacity limitations. Gross profit increased to 24% in 1994 from 23% in 1993, primarily as a result of process cost reductions. This improvement was partially offset by increases in certain overhead expenses, higher personnel costs, changes in product mix and competitive pricing pressures.

Selling, general and administrative expenses were $33.3 million, $27.1 million and $23.3 million, or as a percent of sales, 12%, 15% and 19% for 1995, 1994 and 1993, respectively. The dollar increase for both years included increased advertising, commissions and other personnel related expenses. In addition, research and development spending grew by 27% from 1994 to 1995 and 29% from 1993 to 1994 as the Company continued to invest in the development of new products. The expenditure increase from 1993 to 1994 also included an increase in the provision for doubtful accounts.

The effective income tax rate increased to 37% in 1995 compared to 35% and 30% in 1994 and 1993, respectively. The effective income tax rate for 1994 reflects the benefit of closing an overseas facility. The rate for 1993 includes a decrease in estimated taxes payable.

Financial Condition

The Company strengthened its financial position during 1995 through increased cash from operations and debt reduction. Cash generated from operating activities increased to $17.9 million in 1995, compared to $11.4 million in both 1994 and 1993. Working capital was $45.4 million and $32.4 million at July 31, 1995 and 1994, respectively. Capital expenditures increased substantially in both 1995 and 1994, as the Company continued to invest in property, plant and equipment needed to support business growth and improve productivity and quality. The ratio of debt to total capital at July 31, 1995, decreased to 4% from 14% at July 31, 1994, principally due to the repayment of debt with cash generated from operations. The increase from 10% at July 31, 1993, to 14% in 1994 was due to borrowed funds to purchase treasury shares.

At July 31, 1995, the Company had unused credit lines totaling $10 million and cash balances of $13 million. The Company considers these resources, coupled with cash expected to be generated by operations, adequate to meet its foreseeable funding needs, including $7 million budgeted for capital expenditures in fiscal 1996. In addition, the Company intends to relocate and expand its scissor lift manufacturing facility in 1996. Acquisition, relocation and refitting costs are estimated to be $9 million payable over twelve months. The Company intends to finance this project with borrowed capital.

The Company's exposure to product liability claims is discussed in the Commitments, Contingencies note to the consolidated financial statements. Future results of operations, financial condition and liquidity may be affected to the extent that the Company's ultimate liability with respect to product liability varies from current estimates.

Outlook

Management expects fiscal year 1996 to be another strong year. Consensus economic forecasts predict no domestic recession in the near term, and forecasts for Western Europe and the Pacific Rim nations, except Japan, are generally optimistic. The existing markets for the Company's products, particularly elevating work platforms, continue to grow, although at a somewhat slower rate than a year ago. Rental fleet utilization remains strong in the United States and demand for used equipment exceeds its supply. The Company's backlog remains strong, and new products to be introduced during the third fiscal quarter, together with expanded international distribution, should spur demand. Management has targeted additional manufacturing cost reductions and a slight improvement in gross profit as a percentage of net sales. Capacity constraints and outsourcing requirements, particularly for scissor lift production, will be offsetting factors. This should be alleviated in fiscal 1997 once the new Bedford facility is fully operational. Product mix also affects gross margins and is difficult to forecast. The timing and terms of the proposed divestiture of the Material Handling Division are uncertain, but Management does not expect this transaction to have a material effect on the Company's results of operations in fiscal 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of JLG Industries, Inc. and its subsidiaries, are included herein as indicated below:

Consolidated Balance Sheets - July 31, 1995 and 1994

Consolidated Statements of Income - Years Ended July 31, 1995, 1994
and 1993

Consolidated Statements of Shareholders' Equity - Years Ended July 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows - Years Ended July 31, 1995,
1994 and 1993

Notes to the Consolidated  Financial Statements - July 31, 1995

Report of Independent Auditors


JLG INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)
                                      							 	  	    July 31
                                                  1995      1994
ASSETS
Current Assets
  Cash                                          $12,973    $8,088
  Accounts receivable, less allowance for
    doubtful accounts of $1,325 in 1995 and
    $965 in 1994                                 33,466    25,750
  Inventories:
    Finished goods                                7,630     4,968
    Work in process                              13,357     9,242
    Raw materials                                12,459     9,012
                                                 33,446    23,222
  Future income tax benefits                      4,219     3,531
  Other current assets                              464     1,871
    Total Current Assets                         84,568    62,462
Property, Plant and Equipment
  Land and improvements                           3,038     2,033
  Building and improvements                      11,524    12,750
  Machinery and equipment                        29,290    22,924
                                                 43,852    37,707
  Less allowance for depreciation                19,067    18,363
                                                 24,785    19,344
Equipment Held for Rental                         5,052     4,190
Other Assets                                      5,303     5,638
                                               $119,708   $91,634


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                $243    $1,301
  Accounts payable                               20,028    14,770
  Accrued expenses                               18,893    14,011
    Total Current Liabilities                    39,164    30,082
Long-Term Debt                                    2,260     6,277
Other Liabilities and Deferred Credits            9,854     9,569
Shareholders' Equity
  Capital stock:
    Authorized shares: 17,081 at $.20 par value
    Issued and outstanding shares: 1995 -
    14,275 shares; 1994 - 13,969 shares           2,855     2,939
  Additional paid-in capital                     10,121    10,861
  Equity adjustment from translation             (1,799)   (1,899)
  Retained earnings                              57,253    36,884
  Treasury stock                                           (3,079)
    Total Shareholders' Equity                   68,430    45,706
                                               $119,708   $91,634


The accompanying notes are an integral part of these financial statements.


JLG INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)

                             							Fiscal Years Ended July 31
                                     1995      1994      1993

Net Sales                          $269,211  $176,443  $123,034

Cost of sales                       203,258   134,289    94,794

Gross Profit                         65,953    42,154    28,240

Selling, general and
  administrative expenses            33,254    27,147    23,323

Income from Operations               32,699    15,007     4,917

Other income (deductions):
  Interest expense                     (376)     (380)     (458)
  Miscellaneous, net                    376       (24)      180

Income before Taxes                  32,699    14,603     4,639

Income tax provision                 11,941     5,067     1,410

Net Income                          $20,758    $9,536    $3,229

Net Income per Share                  $1.47      $.68      $.22


The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands except share data)
<CAPTION

                                                                   Equity
                                                    Additional   Adjustment
                                  Capital Stock      Paid-in        from         Retained    Treasury
                               Shares    Par Value   Capital     Translation     Earnings      Stock
Balances at July 31, 1992      14,431     $ 2,886    $  9,870        ($41)       $24,471
Net income for the year                                                            3,229
Aggregate translation
  adjustment, net of deferred
  tax benefit of $1,308                                            (1,993)
Contribution to employee stock
  ownership plan                  195          39         478
Balances at July 31, 1993      14,626       2,925      10,348      (2,034)        27,700
Net income for the year                                                            9,536
Dividends paid: $.025 per share                                                     (352)
Aggregate translation
  adjustment, net of deferred
  tax benefit of $1,032                                               135
Stock option transactions          68          14         309
Purchase of treasury stock       (823)                                                       (3,500)
Contribution to employee stock
  ownership plan                   98                     204                                   421
Balances at July 31, 1994      13,969       2,939      10,861      (1,899)       36,884      (3,079)
Net income for the year                                                          20,758
Dividends paid: $.0275 per share                                                   (389)
Aggregate translation
  adjustment, net of deferred
  tax benefit of $837                                                 100
Retirement of treasury stock                  (120)    (2,440)                                2,560
Stock option transactions          184          36      1,060
Contribution to employee stock
  ownership plan                   122                    640                                   519
Balances at July 31, 1995       14,275      $2,855    $10,121     ($1,799)      $57,253

The accompanying notes are an integral part of these statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                      Year Ended July 31,
                                                    1995       1994     1993
Operations
  Net income                                       $20,758    $9,536   $3,229
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation                                   3,875     2,801    2,500
      Provision for self-insured losses                408     2,292    1,425
      Deferred income taxes                           (596)   (1,233)   1,050
      Changes in operating assets and liabilities:
           Accounts receivable                      (7,522)   (4,686)  (6,452)
           Inventories                              (9,867)   (3,682)   4,628
           Other current assets                      1,412        21      156
           Accounts payable                          5,251     3,728    4,899
           Accrued expenses                          3,951     2,659    1,285
    Changes in other assets and liabilities            279       (72)  (1,304)
Cash provided by operations                         17,949    11,364   11,416
Investments
  Purchases of property, plant
    and equipment                                  (11,035)   (7,963)  (3,780)
  Proceeds from sale of property, plant
    and equipment                                    2,417       201      210
Cash used for investments                           (8,618)   (7,762)  (3,570)
Financing
  Repayment of long-term debt                       (5,081)   (1,904)  (7,980)
  Issuance of long-term debt                                   5,000
  Payment of dividends                                (389)     (352)
  Purchase of treasury stock                                  (3,500)
  Stock issued for employee benefit plans            1,159       625      513
Cash used for financing                             (4,311)     (131)  (7,467)
Currency Adjustments
  Effect of exchange rate changes on cash             (135)     (231)    (471)
Cash
  Net change in cash                                 4,885     3,240      (92)
  Beginning balance                                  8,088     4,848    4,940
  Ending balance                                   $12,973    $8,088   $4,848


The accompanying notes are an integral part of these statements.


JLG INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation and Statement Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents and classifies such amounts as cash.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the LIFO (last-in, first-out) method. Inventories at July 31, 1995 and 1994 would have been higher by $4,528 and $4,434, respectively, had the Company used FIFO cost, which approximates current cost, rather than LIFO cost for valuation of its inventories. In 1993, the liquidation of LIFO inventories decreased cost of sales and, therefore, increased income before taxes by $294.

Property, Plant and Equipment and Equipment Held for Rental
Property, plant and equipment held for rental are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, based on useful lives of 15 years for land improvements, 10 to 20 years for buildings and improvements, three to 10 years for machinery and equipment and three to seven years for equipment held for rental.

Income Taxes
Deferred income tax assets and liabilities arise from differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. Deferred tax balances are determined by using the tax rate expected to be in effect when the taxes are paid or refunds received.

Capital Stock
On February 23, 1995 and September 7, 1995, the Company declared two-for-one stock splits of the Company's then outstanding common stock. The splits were effected by stock dividends. All share and per share data included in this Annual Report have been restated to reflect the stock splits.

Product Development
The Company incurred product development and other engineering expenses of $5,542, $4,373 and $3,385 in 1995, 1994 and 1993, respectively, which were charged to expense as incurred.

Translation of Foreign Currencies
The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. The gains or losses resulting from translation are included in shareholders' equity.

Net Income per Share
Net income per share is based on the average number of shares of Common stock outstanding during each year. The effect of Common stock equivalents is immaterial to earnings per share.

INCOME TAXES

The income tax provision consisted of the following for the years ended July
31:

                  1995     1994      1993
Current:
  Federal       $10,641   $5,373   $  360
  State           1,896      927
                 12,537    6,300      360
Deferred:
  Federal          (483)    (833)     954
  State            (113)    (400)      96
                   (596)  (1,233)   1,050
                $11,941   $5,067   $1,410

On a net basis, the Company made income tax payments of $11,858 in 1995 and $5,700 in 1994 and received income tax refunds of $1,195 in 1993.

The difference between the U.S. federal statutory income tax rate and the Company's effective tax rate is as follows for the years ended July 31:


                                              1995   1994   1993
Statutory U.S. federal income tax rate         34%    34%    34%
State tax provision, net of federal effect      4      4      6
Net tax effect of foreign operations                  (2)     3
Adjustments to reflect 1993 tax return as filed              (9)
Other                                          (1)    (1)    (4)
                                               37%    35%    30%

Components of deferred tax assets and liabilities were as follows at July 31:

                                               1995      1994
Future income tax benefits:
  Contingent liabilities provisions          $3,811    $3,932
  Employee benefits                           1,154       970
  Translation adjustments                       918     1,166
  Inventory valuation provisions                887       928
  Other                                       1,360       563
                                              8,130     7,559
Deferred tax liabilities:
  Depreciation and asset basis differences      925       597
  Other                                         145       154
                                              1,070       751
                                              7,060     6,808
Less valuation allowance                       (234)     (383)
Net deferred tax assets                      $6,826    $6,425



BANK CREDIT LINES AND LONG-TERM DEBT

The Company has available a $10 million unsecured bank revolving line of credit with a term of two years, renewable annually, and at an interest rate of prime or a spread over LIBOR. The facility further provides for borrowings using bankers acceptances at prevailing discount rates. The Company also has the option to convert outstanding borrowings under the facility to an amortizing term loan with a repayment period of up to five years, and at an interest rate based on the yield of U.S. Treasury securities with the same maturity. There were no amounts outstanding under this facility at July 31, 1995 and 1994.

Long-term debt was as follows at July 31:

                                               1995     1994
Bank installment loans due                            $4,750
Industrial revenue bonds due in 1999
  with interest at 7%                        $1,000    1,000
State agency mortgages due through 2004
  with interest averaging 3.6%                  662      760
Industrial revenue mortgages due through
  2004 with interest at 5.5%                    677      754
Other                                           164      314
                                              2,503    7,578
Less current portion                           (243)  (1,301)
                                             $2,260   $6,277

The bank revolving line of credit requires the maintenance of certain financial ratios. Borrowings aggregating $2.2 million under certain long-term loans are secured by $7.2 million in assets of the Company. Interest paid on all borrowings was $378, $461 and $511 in 1995, 1994, and 1993, respectively.

The aggregate amounts of long-term debt outstanding at July 31, 1995 which will become due in 1996 through 2000 are: $243, $246, $189, $1,142 and $143.

EMPLOYEE BENEFIT PLANS

The Company's stock incentive plan has reserved 3,032 common shares that may be awarded to key employees in the form of options to purchase Common shares, restricted shares and limited appreciation rights. The option price is set by the Company's Board of Directors and, for all options currently outstanding, is the fair market value of the shares on their date of grant.

The directors stock option plan provides for annual grants to each outside director of a single option to purchase six thousand shares of Common stock, providing the Company earned a net profit, before extraordinary items, for the prior year. The option price shall be equal to the shares' fair market value on their date of grant. An aggregate of 702 shares of Common stock is authorized to be issued under the plan.



Outstanding options and transactions involving the plans are summarized as follows:

                                                   1995   1994
Outstanding options at the beginning of the year    620    525
Options granted ($3.37 to $16.89 per share)          76    114
Options cancelled ($1.31 to $8.81 per share)         (4)    (2)
Options exercised ($1.31 to $8.81 per share)        (55)   (17)
Outstanding options at the end of the year          637    620
Exercisable options at the end of the year
  ($1.31 to $8.81 per share)                        175     89

The Company has two discretionary, defined-contribution retirement plans covering all its eligible U.S. employees. The Company's policy is to fund these pension costs as accrued. Plan assets are invested in money market funds, government securities, mutual funds and the Company's Common stock. The aggregate expense relating to these plans was $2,298, $1,888 and $1,025 in 1995, 1994 and 1993, respectively.

ACCRUED EXPENSES

Components of accrued expenses were as follows at July 31:

	                                           1995     	1994
Salaries, wages and related taxes        $ 6,609    $ 4,337
Income taxes                               2,718      2,335
Contingent liabilities, current portion    2,378      1,965
Employee benefits                          1,563      1,626
Other                                      5,625      3,748
                                         $18,893    $14,011


INDUSTRY AND EXPORT DATA

The Company operates in one dominant industry segment - the manufacturing and selling of mobile, hydraulically-operated equipment. The Company's customers are predominantly U.S. based equipment rental firms. Additionally, its receivables from these customers are generally not collateralized. In 1995 and 1994, sales to one customer amounted to 13% and 12% of net sales, respectively. For 1993, no single customer represented 10% or more of net sales. Sales to customers outside the U. S. were 18%, 16% and 26% of net sales for 1995, 1994 and 1993, respectively.

COMMITMENTS AND CONTINGENCIES

The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for fiscal year 1995 is comprised of a self-insured retention of $5 million and catastrophic coverage of $20 million in excess of the retention. The Company contracts with an independent insurance firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance carrier. The methods of making such estimates and establishing the resulting accrued liability are reviewed continually, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all claims of which the Company is aware, accrued liabilities of $8.4 million and $8.0 million were established at July 31, 1995 and 1994, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of July 31, 1995 and 1994, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

The Company leases equipment under operating leases expiring in various years. These leases require the Company to pay all maintenance and general operating costs. Future minimum lease payments are: $1,068, $527, $472 and $59 in 1996 through 1999, respectively. Rental expense for all operating leases was $906, $955, and $763 in 1995, 1994 and 1993, respectively.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

Unaudited financial information was as follows for the fiscal quarters within the years ended July 31:

                                                                   Net
                                                      Net        Income
                    Net Sales      Gross Profit     Income      per Share
1995
October 31          $ 53,724         $12,984        $ 3,863      $ .27
January 31            52,175          13,449          3,752        .27
April 30              75,809          18,082          6,089        .43
July 31               87,503          21,438          7,054        .50
                    $269,211         $65,953        $20,758      $1.47
1994
October 31          $ 36,757         $ 8,629        $ 1,252      $ .09
January 31            34,172           7,765          1,095        .08
April 30              50,141          12,601          3,514        .25
July 31               55,373          13,159          3,675        .26
                    $176,443         $42,154        $ 9,536      $ .68

Gross profit for the first three quarters of fiscal 1994 has been restated from amounts previously reported by the Company in its interim financial statements. Restated amounts reflect the reclassification of certain costs between expense categories.


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board of Directors and Shareholders
JLG Industries, Inc.
McConnellsburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of JLG Industries, Inc. as of July 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the
period ended July 31, 1995.   Our audits also included the financial statement
schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of JLG Industries, Inc. at July 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




ERNST & YOUNG LLP
Baltimore, Maryland
September 7, 1995


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



ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 relating to executive compensation is hereby incorporated by reference from pages 3 through 4, under the caption "Board of Directors," and pages 5 through 11, under the caption "Executive Compensation," of the Company's Proxy Statement.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 relating to certain relationships and related transactions is hereby incorporated by reference from page 13 of the Company's Proxy Statement under the caption "Certain Transactions."


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) The following consolidated financial statements of the registrant and its subsidiaries are included in Item 8.

Consolidated Balance Sheets - July 31, 1995 and 1994

Consolidated Statements of Income - Years ended July 31, 1995, 1994 and
1993

Consolidated Statements of Shareholders' Equity - Years ended
July 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows - Years ended July 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements - July 31, 1995


The following consolidated financial schedule of the registrant and its subsidiaries is included in Item 14(d):

     Schedule II - Valuation and Qualifying Accounts


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

3.2 Amendment to Section 5 of the Company's Articles of Incorporation effective as of September 15, 1995.

3.3 By-Laws of JLG Industries, Inc., which appears as Exhibit 3 to the Company's Form 10-Q (File No. 0-8454 -- filed March 16, 1995), is hereby incorporated by reference.

4.1 Trust Indenture between the Bedford County, Pennsylvania Industrial Development Authority and the Fulton County National Bank and Trust Company, as Trustee, which appears as Exhibit B5 to the Company's Form 10-K (File No. 0-8454 -- filed
            October 24, 1979), is hereby incorporated by reference.

4.2 Installment Sale Agreement between Bedford County, Pennsylvania Industrial Development Authority and JLG Industries, Inc., which appears as Exhibit B6 to the Company's Form 10-K (File
            No. 0-8454 -- filed October 24, 1979), is hereby incorporated by reference.

4.3         Agreement to disclosed upon request.

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

10.5 Directors' Deferred Compensation Plan date July 29, 1986, which appears as Exhibit 10.5 to the Company's Form 10-K (File No 0-8454 -- filed October 28, 1986), is hereby incorporated by reference.

10.6 JLG Industries, Inc. Stock Incentive Plan dated May 23, 1991 which appears as Exhibit 10.10 to the Company's Form 10-K (File No. 0-8454 -- filed October 27, 1992), is hereby incorporated by reference.

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

10.10 JLG Industries, Inc. Directors Stock Option Plan amended and restated as of September 7, 1995.

   22       Listing of subsidiaries.

   23       Consent of independent auditors

(b) The Company was not required to file Form 8-K pursuant to requirements of such form in the fourth quarter of fiscal 1995.



	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          JLG INDUSTRIES, INC.
              (Registrant)



          By: /s/  L. David Black                      Date: October 19, 1995
             L. David Black, Chairman of the Board, President and
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



          By: /s/  Charles H. Diller, Jr.              Date: October 19, 1995
              Charles H. Diller, Jr., Executive Vice President,
                                         Chief Financial Officer and Director



          By: /s/  George R. Kempton                   Date: October 19, 1995
              George R. Kempton,  Director



          By: /s/  Gerald Palmer                       Date: October 19, 1995
              Gerald Palmer, Director



          By: /s/  Stephen Rabinowitz                  Date: October 19, 1995
              Stephen Rabinowitz, Director



          By: /s/ Paul Shockey                         Date: October 19, 1995
              Paul Shockey, Secretary and Director



          By: /s/ Charles O. Wood, III                 Date: October 19, 1995
		 Charles O. Wood, III, Director




SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

JLG INDUSTRIES, INC. AND SUBSIDIARIES
(thousands of dollars)
 	       Col. A	           Col. B   		          Col. C        	      Col. D  	         Col. E
				                                           Additions
		                      Balance at 	   Charged to	   Charged to   		                Balance at
		                       Beginning of 	Costs and  	Other Accounts	 Deductions-   	     End of
Classification		           Period    	  Expenses     	Describe     	Describe(1)(2) 	   Period
Year ended July 31, 1995:
  Allowance for Doubtful
   Accounts	                $965  	       360  		                                     	$1,325

Year ended July 31, 1994:
  Allowance for Doubtful
   Accounts	                $664  	       644  		       (343)	                           $965

Year ended July 31, 1993:
  Allowance for Doubtful
   Accounts	                $655  	       173  		        164                             $664






Note:

(1)Amounts written off and transferred to other accounts in the current year.

(2)Adjustment resulting from conversion of foreign currencies.