Form 10-Q
period 1995-10-31
JLG INDUSTRIES INC
filed 1995-12-13
CIK 216275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q
	(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended                      October 31, 1995


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

At December 8, 1995, there were 14,380,032 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the Registrant at that date was $406,235,904.


PART I FINANCIAL INFORMATION


JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                            							       October 31,        July 31,
                                             1995              1995
                                          (Unaudited)

ASSETS
Current assets
  Cash                                      $14,345           $12,973
  Accounts receivable                        36,019            33,466
  Inventories:
    Finished goods                           11,712             7,630
    Work in process                          17,188            13,357
    Raw materials                            12,015            12,459
                                             40,915            33,446
  Future income tax benefits                  4,293             4,219
  Other current assets                        1,461               464
    Total Current Assets                     97,033            84,568
Property, plant and equipment - net          25,853            24,785
Equipment held for rental - net               7,461             5,052
Other assets                                  5,371             5,303
                                           $135,718          $119,708

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt            $243              $243
  Accounts payable                           26,205            20,028
  Accrued expenses                           21,863            18,893
    Total Current Liabilities                48,311            39,164
Long-Term debt                                2,198             2,260
Other liabilities and deferred credits        8,681             9,854
Shareholders' equity
  Capital stock:
    Authorized shares: 35,000 at $.20 par
    Outstanding shares:  Fiscal 1996 - 14,295
      shares; Fiscal 1995 - 14,275 shares     2,859             2,855
  Additional paid-in capital                 10,634            10,121
  Equity adjustment from translation         (1,856)           (1,799)
  Retained earnings                          64,891            57,253
    Total Shareholders' Equity               76,528            68,430
                                           $135,718          $119,708

The accompanying notes are an integral part of these financial statements.


JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(Unaudited)

                                                  Three Months Ended
                                                	     October 31,
                                                  1995          1994

Net sales                                       $86,701        $53,724

Cost of sales                                    65,207         40,740

Gross profit                                     21,494         12,984

Selling, general and
  administrative expenses                         9,711          6,788

Income from operations                           11,783          6,196

Other deductions:
  Interest expense                                  (45)          (112)
  Miscellaneous, net                                231           (111)

Income before taxes                              11,969          5,973

Income tax provision                              4,189          2,110

Net income                                       $7,780         $3,863

Net income per share                               $.54           $.27

Dividends per share                                $.01         $.0063

Weighted average
shares outstanding                               14,294         14,028


The accompanying notes are an integral part of these financial statements.



JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                                   Three Months Ended
                                                       October 31,
                                                   1995          1994
OPERATIONS:
  Net income                                      $7,780         $3,863
  Adjustments to reconcile net income to cash
    (used for) provided by operating activities:
      Depreciation and amortization                1,381            732
      Provision for self-insured losses             (854)           647
      Deferred income taxes                           (4)           (53)
                                                   8,303          5,189
      Changes in operating assets and
        liabilities                               (2,293)          (717)
      Changes in other assets and liabilities     (2,174)           705
  Cash provided by operations                      3,836          5,177

INVESTMENTS:
  Purchases of property, plant and
    equipment                                     (2,201)        (1,133)
FINANCING:
  Repayment of long-term debt                        (63)          (325)
  Payment of dividends                              (143)           (87)
  Cash used for financing                           (206)          (412)
CURRENCY ADJUSTMENTS - Effect of exchange rate
  changes on cash flows                              (57)          (141)

CASH:
  Net increase                                     1,372          3,491
  Beginning balance                               12,973          8,088
                                                 $14,345        $11,579

The accompanying notes are an integral part of these financial statements.


	JLG INDUSTRIES, INC.
	NOTES TO CONDENSED CONSOLIDATED
	FINANCIAL STATEMENTS
	October 31, 1995
	(unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Interim results for the three months ended October 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1995.


NOTE B - INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at October 31, 1995, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.


NOTE C - COMMITMENTS AND CONTINGENCIES

The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for fiscal year 1996 is comprised of a self-insured retention of $5 million and catastrophic coverage of $20 million in excess of the retention. The Company contracts with an independent insurance firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance carrier. The methods of making such estimates and establishing the resulting accrued liability are reviewed continually, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.



With respect to all claims of which the Company is aware, accrued liabilities of $7.6 million and $8.4 million were established at October 31, 1995 and July 31, 1995, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of October 31, 1995 and July 31, 1995, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


The Company is a leading manufacturer, distributor and international marketer of mobile elevating work platforms and truck-mounted material handling equipment used primarily in construction and industrial applications. Sales are made principally to independent equipment distributors that rent the Company's products and provide service support to equipment users. Equipment purchases by end-users, either directly from the Company or through distributors, comprise a significant, but smaller portion of sales.

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

Results of Operations

Net sales for the first quarter of fiscal 1996 were $86.7 million, $33.0 million or 61% above the first quarter last year. The growth in revenues included increased demand across virtually all product classes and markets. New products introduced over the preceding two-year period contributed over 25% to sales.

Gross profit, as a percent of net sales, was 25% for the first fiscal quarter of 1996 and 24% for the same quarter of 1995. Lower manufacturing costs due to continued improvements in manufacturing processes, lower warranty and product liability costs, and higher selling prices contributed to the margin improvement. Offsetting factors included increased materials costs, a less profitable product mix and costs associated with outsourcing additional production due to capacity limitations and the substantial increase in demand.

Selling, general and administrative expenses were $9.7 million, or 11.2%, of net sales, for the first fiscal quarter of 1996 compared to $6.8 million, or 12.6% of net sales for the 1995 comparable period. The dollar increase included increased personnel and related expenses, higher consulting and research and development costs.

The effective income tax rate was 35% for the first fiscal quarters of 1996 and 1995. The effective income tax rate for the 1996 quarter reflects an increased tax benefit related to export sales. The rate for 1995 quarter reflects a decrease in estimated taxes payable.

Financial Condition

The Company continues to maintain a strong financial position. Working capital was $48.7 million at October 31, 1995 and $45.4 million at July 31, 1995. Despite a doubling of earnings, cash flow from operating earnings was lower for the fiscal 1996 quarter due to increased working capital requirements to support the growth in sales and additions to the Company's fleet of equipment held for rental.

At October 31, 1995, the Company had unused credit lines totaling $10 million and cash balances of $14.3 million. The Company considers these resources, coupled with cash expected to be generated by operations, adequate to meet its foreseeable funding needs, including approximately $7 million budgeted for capital expenditures in fiscal 1996. In addition, the Company intends to relocate and expand its scissor lift manufacturing facility in 1996. Acquisition, relocation and refitting costs are estimated to be $9 million payable over twelve months. The Company intends to finance this project with borrowed capital.

The Company's exposure to product liability claims is discussed in Note C -- Commitments and Contingencies. Future results of operations, financial condition and liquidity may be affected to the extent that the Company's ultimate liability with respect to product liability varies from current estimates.

Outlook

Management expects fiscal year 1996 to be another strong year.
Consensus economic forecasts predict no domestic recession in the near term, and forecasts for Western Europe and the Pacific Rim nations, except Japan, are generally optimistic. Demand for the Company's elevating work platforms remains very strong, while demand for material handling products has softened coinciding with reduced residential construction activity. Rental fleet utilization remains strong throughout the United States and demand for used equipment exceeds its supply. The Company's backlog is robust, and new products to be introduced during the third fiscal quarter, together with expanded international distribution, should spur demand. Management has targeted additional manufacturing cost reductions and a slight improvement in gross profit as a percentage of net sales. Capacity constraints and outsourcing requirements, particularly for scissor lift production, will be offsetting factors. This should be alleviated in fiscal 1997 once the new scissor lift manufacturing facility is fully operational. Product mix also affects gross margins and is difficult to forecast. The timing and terms of the proposed divestiture of the Material Handling Division are uncertain, but Management does not expect this transaction to have a material effect on the Company's results of operations in fiscal 1996.


Ernst & Young LLP
Independent Auditors' Review Report



The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. and subsidiaries as of October 31, 1995, and the related condensed consolidated statements of income and cash flows for the three-month periods ended October 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of JLG Industries, Inc. as of July 31, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, not presented herein, and in our report dated September 7, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



November 14, 1995								Ernst & Young LLP
Baltimore, Maryland



                       PART II OTHER INFORMATION


Item 1

None/not applicable.

Item 2

Effective as of November 22, 1995, the Company's Articles of
Incorporation were amended to increase the Company's authorized Capital Stock par value $.20 per share to 35,000,000 shares. The effects of this action on the rights of the Company's shareholders were previously reported in the Company's proxy materials filed with the Commission on October 16, 1995.

Item 3

None/not applicable.

Item 4

The Company held its Annual Meeting of Shareholders on November 20, 1995. Management solicited proxies for the election of eight directors, for ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the 1996 fiscal year and ratification and approval of amendments to the Company's Articles of Incorporation. Of the 14,309,084 shares of capital stock outstanding on the record date, 11,440,447 were voted in person or by proxy at the meeting date. The tabulated results are set forth below:


1. Election of directors:
                                    FOR           WITHHELD

L. D. Black                     11,401,371         39,076
C. H. Diller, Jr.               11,402,233         39,214
G. R. Kempton                   11,403,019         37,428
J. A. Mezera                    11,388,669         51,778
G. Palmer                       11,402,619         37,828
S. Rabinowitz                   11,401,619         38,828
T. C. Wajnert                   11,379,919         60,528
C. O. Wood, III                 11,404,019         36,428

2. Ratification of the appointment of Ernst & Young LLP as independent auditors for the ensuing year.

     FOR               AGAINST                 ABSTAIN

  11,406,783            13,732                     0

3. Ratification and approval of amendments to the Company's Articles of Incorporation.
                                                                 BROKER
     FOR               AGAINST                 ABSTAIN          NON-VOTES

  9,328,122           1,892,578                 87,090           132,657


Item 5

None/not applicable.


Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

	 3	Articles of Incorporation as amended through November 22, 1995
	15	Letter re:  Unaudited Interim Financial Information

(b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended October 31, 1995.

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