Form 10-Q
period 1996-01-31
JLG INDUSTRIES INC
filed 1996-03-13
CIK 216275

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           January 31, 1996


Commission file number          0-8454


                            JLG Industries, Inc.
              (Exact name of registrant as specified in its charter)


           Pennsylvania                              25-1199382
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


          1 JLG Drive, McConnellsburg, PA                     17233
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

At February 23, 1996, there were 14,383,098 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the Registrant at that date was $474,642,234.

PART I FINANCIAL INFORMATION

JLG INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

                                                 January 31,      July 31,
                                                     1996           1995
                                                 (Unaudited)

ASSETS
Current assets
  Cash                                              $2,817        $12,973
  Accounts receivable                               49,303         33,466
  Inventories:
    Finished goods                                  13,136          7,630
    Work in process                                 15,757         13,357
    Raw materials                                   14,322         12,459
                                                    43,215         33,446
  Future income tax benefits                         4,117          4,219
  Other current assets                               1,583            464
    Total Current Assets                           101,035         84,568
Property, plant and equipment - net                 28,322         24,785
Equipment held for rental - net                      9,197          5,052
Other assets                                         5,296          5,303
                                                  $143,850       $119,708

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Short-term borrowings, including
    current portion of long-term debt               $8,591           $243
  Accounts payable                                  22,837         20,028
  Accrued expenses                                  16,198         18,893
    Total Current Liabilities                       47,626         39,164
Long-term debt, less current portion                 2,135          2,260
Other liabilities and deferred credits               9,330          9,854
Shareholders' equity
  Capital stock:
    Authorized shares: 35,000 at $.20 par
    Outstanding shares:  Fiscal 1996 - 14,383
      shares; Fiscal 1995 - 14,275 shares            2,877          2,855
  Additional paid-in capital                        11,071         10,121
  Equity adjustment from translation                (2,204)        (1,799)
  Retained earnings                                 73,015         57,253
    Total Shareholders' Equity                      84,759         68,430
                                                  $143,850       $119,708




The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

                              Three Months Ended        Six Months Ended
                                  January 31,              January 31,
                               1996         1995        1996         1995

Net sales                     $87,558     $52,175    $174,259     $105,899

Cost of sales                  65,100      38,726     130,307       79,466

Gross profit                   22,458      13,449      43,952       26,433

Selling, general and
  administrative expenses       9,847       7,717      19,557       14,505

Income from operations         12,611       5,732      24,395       11,928

Other deductions:
  Interest expense                (58)       (125)       (103)        (237)
  Miscellaneous, net              168         137         399           26

Income before taxes            12,721       5,744      24,691       11,717

Income tax provision            4,453       1,992       8,642        4,102

Net income                     $8,268      $3,752     $16,049       $7,615

Net income per share             $.58        $.27       $1.12         $.54

Dividends per share              $.01      $.0063        $.02       $.0125

Weighted average shares
  outstanding                  14,356      14,149      14,325       14,088

The accompanying notes are an integral part of these financial statements.


JLG INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                                           Six Months Ended
                                                              January 31,
                                                           1996        1995

OPERATIONS:
  Net income                                             $16,049      $7,615
  Adjustments to reconcile net income to cash
  provided by (used for) operating activities:
      Depreciation and amortization                        2,883       1,567
      Provision for self-insured losses                    1,480       1,380
      Deferred income taxes                                  498          91
                                                          20,910      10,653
      Changes in operating assets and liabilities        (26,911)     (9,577)
      Changes in other assets and liabilities             (6,783)     (2,266)
  Cash used for operations                               (12,784)     (1,190)

INVESTMENTS: Purchases of property, plant
   and equipment                                          (5,875)     (3,183)

FINANCING:
  Net issuance of short-term debt                          8,350
  Repayment of long-term debt                               (127)       (701)
  Payment of dividends                                      (287)       (176)
  Proceeds from exercise of stock options                    972         435
  Capital stock contributed to retirement plan                         1,159
  Cash provided by financing                               8,908         717

CURRENCY ADJUSTMENTS: Effect of exchange rate
  changes on cash flows                                     (405)       (168)

CASH:
  Net decrease                                           (10,156)     (3,824)
  Beginning balance                                       12,973       8,088
                                                          $2,817      $4,264

The accompanying notes are an integral part of these financial statements.

	JLG INDUSTRIES, INC.
	NOTES TO CONSOLIDATED CONDENSED
	FINANCIAL STATEMENTS
	January 31, 1996
	(unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Interim results for the three and six months ended January 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1995.


NOTE B - INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at January 31, 1996, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.


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

With respect to all claims of which the Company is aware, accrued liabilities of $8.0 million and $8.4 million were established at January 31, 1996 and July 31, 1995, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of January 31, 1996 and July 31, 1995, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.


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

Demand for the Company's products tends to be cyclical, responding historically to varying levels of construction and industrial activity, principally in the United States and, to a lesser extent, in other industrialized nations. During recessionary conditions, demand for rental equipment typically declines more sharply than demand for equipment purchased by end-users. Other factors affecting demand include the availability and cost of financing for equipment purchases and the market availability of used equipment.

Due to the cyclical demand, the Company's financial performance and cash flows tend to fluctuate. However, the Company continually strives to reduce operating costs and increase manufacturing efficiencies. The Company also considers the development and introduction of new and improved products and expansion into underserved geographic markets to be important factors in maintaining and strengthening its market position and reducing cyclical fluctuations in its financial performance and cash flows.

Certain additional factors that may affect the Company's financial performance are described in Cautionary Statements Pursuant to the Securities Litigation Reform Act which is an exhibit to this report.

Results for the Second Quarters of Fiscal 1996 and 1995

Sales for the second quarter of fiscal 1996 were $87.6 million, an increase of $35.4 million, or 68% over the comparable prior year period. The growth in sales was generally across all product classes and markets. New and redesigned products introduced over the preceding two-year period contributed nearly 20% of fiscal 1996 second quarter sales.

Gross profit, as a percent of sales, was 26% for the second fiscal quarters of both 1996 and 1995. Higher material costs as a result of outsourcing additional production due to capacity limitations, less profitable product mix and higher product liability costs were largely offset by the impact of spreading fixed costs over a larger sales volume.

Selling, general and administrative expenses were $9.8 million, or 11% of sales, for the second fiscal quarter of 1996 compared to $7.7 million, or 15% of net sales for the 1995 comparable period. The dollar increase included increased personnel and related costs, as well as higher advertising, consulting, depreciation and research and development costs.

The effective income tax rates for the second quarters of both fiscal 1996 and 1995 were 35%. The effective rate for the 1996 second quarter reflects an increased benefit related to export sales. The rate for the 1995 quarter includes a decrease in estimated taxes payable.

Results for the First Six Months of Fiscal 1996 and 1995

Sales for the first six months of fiscal 1996 were $174.3 million, an increase of $68.4 million or 65% from the previous year's comparable period. The growth in revenues included increased demand across virtually all product classes and markets, except for the Company's material handling products which experienced some decline in demand.

The gross profit percentage for both six month periods was 25%. In comparing the 1996's gross profit percentage to the prior year, the factors were essentially the same as discussed in the second quarter comparison.

Selling, general and administrative expenses were $19.6 million, or 11% of sales, for the first six months of fiscal 1996 compared to $14.5 million, or 14% of net sales for the 1995 comparable period. The dollar increase was essentially due to the same factors as discussed in the second quarter comparison.

The effective tax rate was 35% for both six month periods. The factors effecting these percentage comparisons are the same as discussed in the second quarter comparison.

Financial Condition

The Company continues to maintain a strong financial position, not withstanding the use of cash and increased borrowings during the second quarter to purchase a new scissor lift manufacturing facility in Bedford, Pennsylvania, to satisfy seasonal cash needs and to increase working capital to support the sales growth. Working capital was $53.4 million at January 31, 1996, up from $45.4 million at July 31, 1995. Total debt as a percent of total capital was 11% at January 31, 1996 compared to 4% at July 31, 1995.

At January 31, 1996, the Company had unused credit lines totaling $1.7 million and cash balances of $2.8 million. In February 1996, the Company increased its credit line by $10 million to provide for cash needs as discussed above. The Company considers these resources, coupled with cash expected to be generated by operations, adequate to meet its planned funding needs. In addition, the Company will expand its scissor lift manufacturing facility in 1996. Acquisition, relocation and refitting costs are estimated to be $9 million payable over the next nine months. The Company intends to finance this project with borrowed capital. Furthermore, the Company expects to generate $10 million from the planned divestiture of its Materials Handling Division prior to the end of its 1996 fiscal year.

The Company's exposure to product liability claims is discussed in Note C -- Commitments and Contingencies. Future results of operations, financial condition and liquidity may be affected to the extent that the Company's ultimate liability with respect to product liability varies from current estimates.

Outlook

The outlook for the balance of the Company's fiscal 1996 year is very positive. Demand for the Company's elevating work platforms continues very strong and the level of unfilled orders remains high. However, demand for the Company's material handling products, which represent less than 10% of total sales, has declined coinciding with reduced residential construction activity and announcement of the Company's planned divestiture of this product group. The timing and terms of the proposed divestiture are uncertain, but management does not expect this transaction to have a material effect on the Company's results of operations in fiscal 1996. Rental fleet utilization for elevating work platforms remains strong throughout the United States and demand for used equipment exceeds its supply. Additionally, new products to be introduced by the Company during the third fiscal quarter should add incremental sales and earnings growth. Limitations on adding manufacturing capacity to meet demand, particularly for scissor lifts, will be an offsetting factor.

Ernst & Young LLP
Independent Accountants' Review Report



The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. and subsidiaries as of January 31, 1996, and the related condensed consolidated statements of income for the three-month and six-month periods ended January 31, 1996 and 1995, and the consolidated statements of cash flows for the six-month periods ended January 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



Baltimore, Maryland                                     Ernst & Young
February 12, 1996


                       PART II OTHER INFORMATION


ITEMS 1 - 5

None/not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

	15	Letter re:  Unaudited Interim Financial Information

	99	Cautionary Statements Pursuant to the Securities Litigation
		Reform Act

(b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended January 31, 1996.

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