Form 10-Q
period 1996-04-30
JLG INDUSTRIES INC
filed 1996-06-05
CIK 216275

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           April 30, 1996


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

At May 31, 1996, there were 14,451,326 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the Registrant at that date was $1,143,461,170.

PART I FINANCIAL INFORMATION

JLG INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

                                                     April 30,      July 31,
                                                        1996          1995
                                                    (Unaudited)
ASSETS
Current assets
  Cash                                                $13,077       $12,973
  Accounts receivable                                  53,154        33,466
  Inventories:
    Finished goods                                     14,088         7,630
    Work in process                                    18,017        13,357
    Raw materials                                      14,557        12,459
                                                       46,662        33,446
  Future income tax benefits                            4,475         4,219
  Other current assets                                  1,107           464
    Total Current Assets                              118,475        84,568
Property, plant and equipment - net                    28,500        24,785
Equipment held for rental - net                        10,335         5,052
Other assets                                            5,435         5,303
                                                     $162,745      $119,708


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings, including
    current portion of long-term debt                    $242         $243
  Accounts payable                                     29,770       20,028
  Accrued expenses                                     22,403       18,893
    Total Current Liabilities                          52,415       39,164
Long-term debt, less current portion                    2,004        2,260
Other liabilities and deferred credits                  9,925        9,854
Shareholders' equity
  Capital stock:
    Authorized shares: 50,967 at $.20 par
    Outstanding shares:  Fiscal 1996 - 43,245
      shares; Fiscal 1995 - 42,825 shares               8,649        8,565
  Additional paid-in capital                            6,144        4,411
  Equity adjustment from translation                   (1,724)      (1,799)
  Retained earnings                                    85,332       57,253
    Total Shareholders' Equity                         98,401       68,430
                                                     $162,745     $119,708




The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

                              Three Months Ended          Nine Months Ended
                                   April 30,                   April 30,
                              1996           1995        1996            1995

Net sales                   $113,217       $75,809    $287,476        $181,708

Cost of sales                 81,921        57,727     212,228         137,193

Gross profit                  31,296        18,082      75,248          44,515

Selling, general and
administrative expenses       12,145         8,745      31,702          23,249

Income from operations        19,151         9,337      43,546          21,266

Other income (deductions):
  Interest expense              (145)          (97)       (248)           (333)
  Miscellaneous, net             164           217         563             241

Income before taxes           19,170         9,457      43,861          21,174

Income tax provision           6,709         3,368      15,351           7,470

Net income                   $12,461        $6,089     $28,510         $13,704

Net income per common and
  common equivalent share       $.28          $.14        $.65            $.32

Dividends per share            $.003        $.0025        $.01           $.007

Weighted average shares
  outstanding                 44,568        42,722      44,201          42,417

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                        Nine Months Ended
                                                            April 30,
                                                        1996         1995

OPERATIONS:
 Net income                                           $28,510      $13,704
  Adjustments to reconcile net income to cash
  provided by (used for) operating activities:
      Depreciation and amortization                     4,633        2,645
      Provision for self-insured losses                 2,280        1,900
      Deferred income taxes                                50          (51)
                                                       35,473       18,198
      Changes in operating assets and liabilities     (20,645)      (8,080)
      Changes in other assets and liabilities          (8,470)      (2,937)
  Cash provided by operations                           6,358        7,181

INVESTMENTS: Purchases of property, plant
  and equipment                                        (7,457)      (3,619)

FINANCING:
  Repayment of long-term debt                            (257)      (5,022)
  Payment of dividends                                   (431)        (282)
  Proceeds from exercise of stock options               1,817          815
  Capital stock contributed to retirement plan                       1,159
  Cash provided by (used for)financing                  1,129       (3,330)

CURRENCY ADJUSTMENTS: Effect of exchange rate
  changes on cash flows                                    74          (92)

CASH:
  Net increase                                            104          140
  Beginning balance                                    12,973        8,088
  Ending balance                                      $13,077       $8,228




The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
April 30, 1996
(unaudited)


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

Interim results for the three and nine month periods ended April 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1995.


NOTE B - NET INCOME PER SHARE

Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common shares outstanding during the period plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. In 1995, the incremental dilutive stock option shares that would have been assumed exercised were immaterial, and therefore, not considered in the calculation of net income per common and common equivalent share.

NOTE C - INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at April 30, 1996, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.


NOTE D - COMMITMENTS AND CONTINGENCIES

The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for fiscal year 1996 is comprised of a self-insured retention of $5 million and catastrophic coverage of $20 million in excess of the retention. The Company contracts with an independent insurance firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance carrier. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all claims of which the Company is aware, accrued liabilities of $8.5 million and $8.4 million were established at April 30, 1996 and July 31, 1995, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of April 30, 1996 and July 31, 1995, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

NOTE E - LONG-TERM DEBT

On February 2, 1996, the Company modified its credit agreement with its banks to increase the borrowing limit to $20 million from $10 million.

NOTE F - SUBSEQUENT EVENT

On May 23, 1996, the Company declared a three-for-one split of the Company's outstanding common stock. The three-for-one split will be effected by a 200% stock dividend to be distributed on July 1, 1996 to shareholders of record at the close of business on June 14, 1996. Accordingly, the number of shares outstanding and authorized, as well as the per share amounts in the accompanying financial statements have been restated to give effect to the stock split.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


The Company is the leading manufacturer, distributor and international marketer of mobile elevating work platforms used primarily in construction and industrial applications. Sales are made principally to independent equipment distributors that rent the Company's products and provide service support to equipment users. Equipment purchases by end-users, either directly from the Company or through distributors, comprise a significant, but smaller portion of sales. The Company also generates notable revenue from sales of equipment and from equipment rentals and services provided by the Company's Equipment Services Division.

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

Certain factors that may affect the Company's future financial performance, including the forecasted performance described below and under the caption Outlook, are described in Cautionary Statements Pursuant to the Securities Litigation Reform Act which is an exhibit to this report.

Results for the Third Quarters of Fiscal 1996 and 1995

Sales for the third quarter of fiscal 1996 were $113.2 million, an increase of $37.4 million, or 49% over the comparable prior year period. The growth in sales was generally across all product classes and geographic markets, except for the Company's material handling products which experienced decline in demand. Sales to customers outside the United States were 21% and 19% of net sales for the third quarter of 1996 and 1995, respectively.

Gross profit, as a percent of sales, was 28% for the third fiscal quarter of 1996 and 24% for the comparable period of 1995. The impact of spreading fixed costs over a larger sales volume, higher selling prices and a more profitable product mix were the primary contributors to the improvement. The current year quarter includes higher material costs as a result of outsourcing certain production processes to meet increased demand.

Selling, general and administrative expenses were $12.1 million, or 11% of sales for the third fiscal quarter of 1996 compared to $8.7 million, or 12% of net sales for the 1995 comparable period. The dollar increase included increased personnel and related costs, as well as higher advertising, consulting, depreciation and product development costs.

The effective income tax rates for the third quarter of fiscal 1996 and 1995 were 35% and 36%, respectively. The effective rate for the 1996 third quarter reflects a lower tax rate related to export sales.

Results for the First Nine Months of Fiscal 1996 and 1995

Sales for the first nine months of fiscal 1996 were $287.5 million, an increase of $105.8 million or 58% from the previous year's comparable period. The growth in revenues included increased demand across virtually all product classes and geographic markets, except for the Company's material handling products which experienced decline in demand. Sales to customers outside the United States were 25% and 17% of net sales for the nine month period of 1996 and 1995, respectively. New and redesigned products introduced over the past two-year period represented 23% of total sales for the 1996 nine-month period.

The gross profit percentage for the first nine months of fiscal 1996 was 26% compared to 25% for the comparable period of fiscal 1995. In comparing the 1996 gross profit percentage to the prior year, the factors were essentially the same as discussed in the third quarter comparison.

Selling, general and administrative expenses were $31.7 million, or 11% of sales, for the first nine months of fiscal 1996 compared to $23.2 million, or 13% of net sales for the 1995 comparable period. The dollar increase was essentially due to the same factors as discussed in the third quarter comparison.

The effective tax rate was 35% for both nine month periods. The effective rate for the 1996 period reflects a lower tax rate related to export sales. The rate for the 1995 period includes a decrease in estimated taxes payable.

Financial Condition

The Company continues to maintain a strong financial position, not withstanding the use of cash to increase working capital to support the sales growth. Working capital was $66.1 million at April 30, 1996, up from $45.4 million at July 31, 1995.

At April 30, 1996, the Company had unused credit lines totaling $20 million and cash balances of $13.1 million. The Company considers these resources, coupled with cash expected to be generated by operations, adequate to meet its planned funding needs through fiscal 1997. The Company intends to expand its scissor lift manufacturing facilities to be fully operational by the end of calendar 1996. Acquisition, relocation and refitting costs are estimated to be $15 million; $6.3 million of which will be incurred in fiscal 1996, and $8.7 million in fiscal 1997. Additional expenditures totaling approximately $10 million are planned in fiscal 1997, including expansion of the McConnellsburg facility, a new engineering and administrative facility, additional manufacturing equipment and computer hardware and software. The Company intends to finance these projects from a combination of cash generated from operations, the $10.1 million net cash proceeds from the sale of its Material Handling Division, and borrowed capital.

The Company's exposure to product liability claims is discussed in Note D -- Commitments and Contingencies. Future results of operations, financial condition and liquidity may be affected to the extent that the Company's ultimate liability with respect to product liability varies from current estimates.

Outlook

The outlook for the balance of fiscal 1996 and into fiscal 1997 is very positive. Demand for the Company's products continues strong and the level of unfilled orders remains high. Rental fleet utilization also remains strong throughout the United States and used equipment available for resale is scarce. The performance for the fourth quarter of fiscal 1996 is expected to exceed the third quarter in terms of both sales and net income, despite divestiture of the Company's Material Handling Division completed in May, 1996. Results of the Division for the first nine months of fiscal 1996 represented 6% of consolidated sales and 2% of operating income.

Looking beyond fiscal 1996, growing demand for the Company's new products and from international customers should contribute to additional sales growth. Additional manufacturing throughput, capacity and efficiency gains in both the McConnellsburg plant and the new Bedford facility should improve the Company's ability to satisfy customer demand and should improve margins. Margins should also benefit from reduced selling, general and administrative costs associated with the divestiture of the Material Handling Division, from new and redesigned products and from leveraging fixed manufacturing costs over a higher sales volume.

Ernst & Young LLP
Independent Accountants' Review Report



The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. and subsidiaries as of April 30, 1996, and the related condensed consolidated statements of income for the three-month and nine-month periods ended April 30, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods ended April 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Ernst & Young LLP


Baltimore, Maryland
May 13, 1996, except for Note F
  as to which the date is May 23, 1996

                       PART II OTHER INFORMATION


ITEMS 1 - 5

None/not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

	15	Letter re:  Unaudited Interim Financial Information

	99	Cautionary Statements Pursuant to the Securities Litigation
		Reform Act

(b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended April 30, 1996.

	SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who is also signing in his capacity as principal financial officer.

JLG INDUSTRIES, INC.
(Registrant)


/s/ Charles H. Diller, Jr.
Executive Vice President and
Chief Financial Officer