Form 10-K
period 1996-07-31
JLG INDUSTRIES INC
filed 1996-10-17
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 1996      Commission file number 0-8454

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT       OF 1934
For the transition period from                        to

                            JLG INDUSTRIES, INC.
              (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                              25-1199382
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

           JLG Drive, McConnellsburg, PA                     17233
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code       (7l7) 485-5161

Securities registered pursuant to Section 12(b) of the Act:

Capital Stock ($.20 par value)	                 New York Stock Exchange
       (Title of class)                  (Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X       No _________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At October 1, 1996, there were 43,544,034 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the Registrant at that date was $800,121,625.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1996 annual meeting of shareholders are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

General

The Company, organized in 1969, is the leading manufacturer, distributor and international marketer of aerial work platforms. Sales are made principally to independent distributors who rent and sell the Company's products to a broad customer base, which includes users in the industrial, commercial, institutional and construction markets.

Products

Aerial Work Platforms. Aerial work platforms are designed to permit workers to position themselves and their tools and materials easily and quickly in elevated work areas that otherwise might have to be reached by the erection of scaffolding, by the use of ladders, or through some other device. Elevating work platforms consist of self-propelled boom-type, scissor-type and vertical-type lifts. These work platforms are mounted either at the end of a telescoping and/or articulating lifting mechanism, which in turn are mounted on mobile, four-wheel chassis. The Company offers elevating work platforms powered by electric motors or gasoline, diesel, or propane engines.
All of the Company's elevating work platforms are designed for stable operation in elevated positions and self-propelled models travel on grades of up to twenty-four degrees.

Boom-type self-propelled aerial work platforms are especially useful for reaching over machinery and equipment that is mounted on floors and for reaching other elevated positions not easily approached by a vertical lifting device. The Company produces boom-type self-propelled aerial work platform models of various sizes with platform heights ranging up to 150 feet. The boom may be rotated up to 360 degrees in either direction, raised or lowered from vertical to below horizontal, and extended while the work platform remains horizontal and stable. Vehicles on which the booms are mounted may be maneuvered forward or backward and steered in any direction by the operator from the work platform. Boom-type models have standard-sized work platforms, which vary in size up to 3 by 8 feet, and the rated lift capacities range from 500 to 2,000 pounds. The distributor net price of the Company's standard models at July 31, 1996 ranged from approximately $18,735 to $325,000.

Scissor-type self-propelled aerial work platforms are designed to provide larger work areas, and generally to allow for heavier loads than boom-type lifts. Scissor-type lift vehicles may be maneuvered in a manner similar to boom-type models, but the platforms may be extended only vertically, except for an available option that extends the deck horizontally up to 6 feet. The scissor-type models have maximum elevation capabilities of up to 50 feet and various platform sizes up to 6 by 14 feet. The rated lift capacities range from 500 to 2,500 pounds. The distributor net price of the Company's standard models at July 31, 1996 ranged from approximately $9,476 to $49,091.

Self-propelled and push-around vertical lifts consist of a work platform attached to an aluminum mast that extends vertically, which in turn, is mounted on either a push-around or self-propelled base. Available in various models, these machines can be rolled in their retracted position through standard door openings. They have maximum elevation capabilities of up to 36 feet and rated lift capacities from 300 to 750 pounds. The distributor net price of the Company's standard models at July 31, 1996 ranged from approximately $3,397 to $8,619.

The Company has eleven registered trademarks and nineteen patents and considers them to be beneficial in its business.

Marketing

The Company's products are marketed internationally primarily through a network of independent distributors. The North American distributor network approximates 100 companies operating through nearly 300 branches. In Europe, the Company's distribution base includes approximately 60 locations. The Company also has established a presence in eight countries in the Asia/Pacific region as well as Australia and Japan and has distributor locations in the major countries of Latin America. The Company's distributors sell and rent the Company's products and provide service support. The Company also sells directly through its own marketing organizations to certain major accounts as well as to customers in parts of the world where independent distribution is either not available or not commercially feasible.

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

The Company maintains a national rental fleet of elevating work platforms. The purpose of this fleet is to assist the Company's distributors in servicing large, one-time projects and in meeting periods of unanticipated rental demand, and to make available more equipment to distributors with growing markets, but limited financial resources. It also repairs and refurbishes equipment for its own use or for sale to its distributors.

Product Development

The Company invests significantly in product development and diversification, including improvement of existing products and modification of existing products for special applications. Product development expenditures totaled $6,925,000, $5,542,000, and $4,373,000 for the fiscal years 1996, 1995 and 1994, respectively. New products introduced in the past two years accounted for approximately 27% percent of fiscal 1996 sales.

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

The Company competes principally with nine elevating work platform manufacturers. Some of the Company's competitors are part of, or are affiliated with, companies which are larger and have greater financial resources than the Company. The Company believes that its product quality, customer service, experienced distribution network, national rental fleet and reputation for leadership in product improvement and development provide the Company with significant competitive advantages.

The Company believes it commands the largest share of the market for boom and scissor lift products and is one of the three largest producers of vertical lifts.

Executive Officers of the Registrant




                                       Positions with the Company
Name                       Age         (date of initial election)

L. David Black             59          Chairman of the Board,
                                       President and Chief Executive
                                       (1993); prior to 1993,
                                       President and Chief Executive
                                       Officer (1991).

Charles H. Diller, Jr.     51          Executive Vice President and
                                       Chief Financial Officer (1990).

Michael Swartz             51          Senior Vice President -
                                       Marketing (1990).

Rao Bollimpalli            58          Senior Vice President -
                                       Engineering (1990).

Raymond F. Treml           56          Senior Vice President -
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

The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The
Company's program for fiscal 1996 to insure against exposure to such litigation is comprised of a self-insurance retention of $5 million and catastrophic coverage of $20 million in excess of the retention. The
Company has accrued as a reserve $8.9 million with respect to pending and potential claims for all years in which the Company is liable under its self-insurance retention. The number of product liability claims filed each year fluctuates significantly. The number of potential claims has been affected by the substantial growth in sales over the past several years which has dramatically increased machine population and number of users. This has exerted upward pressure on the number of claims, which the Company has countered through product design safety innovations. Product liability costs, based upon the Company's best estimate of anticipated losses, for years ended July 31, 1996, 1995 and 1994, approximated 0.9%, 1.4% and 2.6% of net sales, respectively.

For additional information relative to product liability insurance coverage and cost, see Item 3 Legal Proceedings.

Employees

The Company had 2,705 and 2,222 persons employed as of July 31, 1996 and 1995, respectively. The Company believes its employee relations are good, and it has experienced no work stoppages as a result of labor problems.

Foreign Operations

The Company manufactures its products in the U.S. for sales throughout the world. Sales to customers outside the U.S. were 24%, 18% and 16% of net sales for 1996, 1995 and 1994, respectively. Export sales were up substantially in dollar terms, but the percentage gain was only modest due to the continued strong growth of domestic sales.

ITEM 2.  PROPERTIES

The Company has manufacturing plants and office space at five sites in Pennsylvania totaling 571,000 square feet and situated on 108 acres of land. Of this, 497,000 square feet are owned, with the remainder under long-term lease. The Company has several international sales offices under short-term operating leases.

The Company's McConnellsburg and Bedford, Pennsylvania facilities with a book value of $9.4 million have been encumbered as security for Company long-term borrowings aggregating $1.9 million.

The Company's properties used in its operations are considered to be in good operating condition, well-maintained and suitable for their present purposes.




ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's program for fiscal 1996 to insure against exposure to such litigation is comprised of a self-insurance retention of $5 million and catastrophic coverage of $20 million in excess of the retention. Catastrophic coverage for fiscal year 1997 was increased to $25 million.
 The Company contracts with an independent insurance firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance carrier. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all claims of which the Company is aware, accrued liabilities of $8.9 million and $8.4 million were established at July 31, 1996 and 1995, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of July 31, 1996 and 1995, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
              MATTERS

The Company's capital stock is traded on the New York Stock Exchange under the symbol JLG. Prior to September 18, 1996, the Company's shares were traded on the NASDAQ National Market under the symbol JLGI. The table below sets forth the market prices and average shares traded daily for the past two fiscal years.



                             Price per Share             Average  Shares
                         1996              1995           1996     1995
Quarter Ended       High      Low     High      Low
October 31,        $8.33     $5.67   $3.48     $2.83     261,809  164,289
January 31        $10.17     $7.67   $3.48     $2.83     219,170  248,763
April 30          $19.08     $8.83   $3.58     $2.83     397,375  270,300
July 31           $29.50    $12.00   $6.04     $3.21     916,362  321,744

All share and per share data in the table above has been adjusted for the two-for-one stock splits distributed in April and October 1995, and the three-for-one split distributed in July 1996. The cash dividend was also increased on the same dates on a pre-split basis by 20%, 33% and 50%, respectively. Combined, the three splits increased the number of shares outstanding twelve-fold and the cash dividend 140%. The Company's three consecutive years of record performance have contributed to a significant increase in its share price. When combined, the share price and dividend increases have provided shareholders a total return of 207% in 1996 and in excess of 100% for each of the prior two fiscal years. The Company's quarterly cash dividend rate is currently $.005 per share, or $.02 on an annual basis.

The Company believes approximately 56% of the stock is held by about 140 institutions, mutual funds, banks, insurance and investment companies and pension funds. In addition, there are about 3,400 shareholders of record, including 1,800 employees.

ITEM 6.  SELECTED FINANCIAL DATA

ELEVEN YEAR FINANCIAL SUMMARY
(in thousands of dollars,
  except per share data)
Year ended July 31       1996      1995     1994     1993     1992     1991    1990     1989      1988     1987     1986
RESULTS OF OPERATIONS
Net sales             $413,407  $269,211 $176,443 $123,034 $110,479  $94,439 $149,281 $121,330  $81,539  $59,827  $59,323
Gross profit           108,716    65,953   42,154   28,240   22,542   20,113   37,767   32,384   23,598   17,075   16,347
Selling, general
  and administrative
  expenses             (44,038) (33,254)  (27,147) (23,323) (22,024) (21,520) (21,834) (18,974) (14,117) (11,946) (12,910)
Restructuring charges                                        (4,922)  (2,781)  (1,015)
Income (loss) from
  operations            64,678   32,699    15,007    4,917   (4,404)  (4,188)  14,918   13,410    9,481    5,129    3,437
Interest expense          (293)    (376)     (380)    (458)  (1,218)  (1,467)  (2,344)  (1,375)    (925)  (1,039)  (1,750)
Other income
 (expense), net          1,281      376       (24)     180     (149)    (707)     858      399      485      958       51
Income (loss) before
  taxes and
  extraordinary
  credit                65,666   32,699    14,603    4,639   (5,771)  (6,362)  13,432   12,434    9,041    5,048    1,738
Extraordinary credit                                                                                                1,063
Income tax
  (provision) benefit  (23,558) (11,941)   (5,067)  (1,410)   2,733    3,122   (4,950)  (4,882)  (3,766)  (3,008)  (1,063)
Net income (loss)       42,108   20,758     9,536    3,229   (3,038)  (3,240)   8,482    7,552    5,275    2,040    1,738
PER SHARE DATA
Net income (loss)         0.95     0.49      0.23     0.07    (0.07)   (0.08)    0.20     0.18     0.13     0.05     0.04
Cash dividends           0.015   0.0092    0.0083             0.005   0.0208   0.0167   0.0125   0.0083
Shares used in
  computation (in
  thousands)            44,392   42,508    41,950   43,634   43,077   42,542   42,121   42,019   41,331   40,854   40,772
PERFORMANCE MEASURES
Return on sales          10.2%     7.7%      5.4%     2.6%    (2.8%)   (3.4%)    5.7%     6.2%     6.5%     3.4%     2.9%
Return on assets         28.5%    20.2%     12.1%     4.6%    (4.0%)   (4.2%)   10.4%    11.9%    10.8%     4.9%     4.1%
Return on
  shareholders' equity   47.9%    37.1%     23.8%     8.5%    (7.9%)   (7.7%)   21.8%    23.5%    21.2%     9.8%     9.0%
FINANCIAL POSITION
Working capital         71,807   45,404    32,380   26,689   33,304   36,468   47,289   34,745   27,378   16,895   20,070
Current assets as a
  percent of current
  liabilities             226%     216%      208%     217%     268%     266%     304%     254%     250%     216%     369%
Property, plant and
  equipment, net        34,094   24,785    19,344   13,877   13,511   13,726   14,402   11,343    8,677    7,975    8,422
Total assets           182,628  119,708    91,634   72,518   73,785   74,861   86,741   70,570   57,692   42,431   42,478
Total debt               2,194    2,503     7,578    4,471   12,553   14,175   18,404   13,799   11,805    5,513   12,238
Total debt as a
  percent of total
  capitalization            2%       4%       14%      10%      25%      27%      29%      28%      29%      20%      37%
Shareholders' equity   113,208   68,430    45,706   38,939   37,186   38,596   44,109   35,331   28,465   22,582   20,512
Book value per share      2.61     1.60      1.09     0.89     0.86     0.90     1.05     0.84     0.68     0.55     0.50
OTHER DATA
Product development
  expenditures           6,925    5,542     4,373    3,385    3,628    3,430    3,520    2,904    2,910    2,010    2,313
Capital expenditures,
  net of retirements    16,668    8,618     7,762    3,570    1,364    1,637    4,615    4,054    1,619    1,197    1,605
Depreciation and
  amortization           6,505    3,875     2,801    2,500    2,569    1,953    1,771    1,609    1,968    1,830    2,266
Employees                2,705    2,222     1,620    1,324    1,014    1,182    1,565    1,455    972        804      600

This summary should be read in conjunction with Management's Discussion and Analysis. All share and per share data have been adjusted for the two-for-one stock splits distributedin April and October, 1995 and the three-for-one stock split distributed in July, 1996.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

The information given below is intended to assist in understanding the Company's financial condition and results of operations as reflected in the Consolidated Financial Statements.

The Company is the world's leading manufacturer, distributor and international marketer of mobile elevating work platforms used primarily in industrial, commercial, institutional and construction applications. Sales are made principally to independent equipment distributors that rent the Company's products and provide service support to equipment users. The Company also sells its products to large independent rental companies. Equipment purchases by end-users, either directly from the Company or through distributors, comprise a significant, but smaller portion of sales. The Company also generates a small, but growing amount of revenue from sales of used equipment and from equipment rentals and services provided by JLG's Equipment Services operations.

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

RESULTS OF OPERATIONS

Net sales reached a new high in 1996, rising by 54% over 1995 and by 53% from 1994 to 1995. The growth in revenues for both years included increased demand across virtually all product classes. Strong U.S. and European demand for both 1996 and 1995 was the primary contributor to the record sales. Sales outside the U.S., as a percent of total sales, were 24%, 18% and 16% in 1996, 1995 and 1994, respectively. New and redesigned products introduced over a two-year period contributed 27%, 24% and 25% to sales in 1996, 1995 and 1994, respectively. Though the Company has a broad base of customers, each of whose purchases may vary significantly from year to year, the Company has recently experienced some consolidation among its largest customers, and sales to these customers are increasing in significance.

Gross profit, as a percent of sales, increased to 26% in 1996 from 24% in 1995, primarily due to the effects of spreading fixed overhead expenses over a higher production base, lower product liability costs and higher selling prices. This improvement was partially offset by changes in product mix. Gross profit, as a percent of sales, was 24% for both 1995 and 1994. Lower manufacturing costs due to continued improvements in manufacturing processes, lower warranty and product liability costs, and higher selling prices offset increased material costs, a less profitable product mix and costs associated with outsourcing additional production as a result of the substantial increase in demand and capacity limitations.

Selling, general and administrative expenses increased $10.8 million and $6.1 million for 1996 and 1995,respectively, but as a percent of sales decreased to 11% in 1996 from 12% in 1995 and 15% in 1994. The dollar increase for both years included higher personnel and related costs, increased consulting and advertising expenses and increased expenses from foreign operations, all of which primarily related to increased business levels. The increase in expenditures between 1996 and 1995 were partially offset by a reduction in bad debt expenses. The increase between 1995 and 1994 also included higher research and development spending.

The effective income tax rate was 36% in 1996 compared to 37% and 35% in 1995 and 1994, respectively. The effective income tax rate for 1996 was lower than the rate in 1995, primarily due to a larger tax benefit associated with export sales in 1996, while the rate for 1995 was higher than the rate for 1994 due to the tax benefit from closing an overseas facility in 1994.

FINANCIAL CONDITION

The Company strengthened its financial position during 1996 through increased cash from operations and the sale of its Material Handling Division. Cash generated from operating activities improved by $3.8 million in 1996 and $6.0 million in 1995, principally due to the increased profitability of the Company. Working capital increased by $26.4 million in 1996 and $13.0 million in 1995 primarily due to higher business levels. The Company also invested an additional $9.9 million in 1996 and $1.5 million in 1995 to expand its JLG Equipment Services operation. Capital expenditures were $16.7 and $8.6 million in 1996 and 1995, respectively.

At July 31, 1996, the Company had unused credit lines totaling $20 million and cash balances of $30.4 million. The Company considers these resources, coupled with cash expected to be generated by operations, adequate to meet its foreseeable funding needs, including about $55 million budgeted for capital-related projects in 1997. The major items budgeted are approximately $25 million to further expand the JLG Equipment Services fleet of rental machines, $7 million to complete the scissor lift plant expansion and $13 million to increase boom lift manufacturing capacity. The Company intends to finance about $3 million of these projects with borrowed capital.

The Company's exposure to product liability claims is discussed in the Commitments and Contingencies note to the Consolidated Financial Statements. Future results of operations, financial condition and liquidity may be affected to the extent that the Company's ultimate liability with respect to product liability varies from current estimates.

OUTLOOK

This Outlook section and other parts of this Management's Discussion and Analysis contain forward-looking information and involve risks and uncertainties. Certain factors that could significantly impact expected results are described in "Cautionary Statements Pursuant to the Securities Litigation Reform Act" which is an exhibit to this Form 10-K.

Demand for the Company's products continues strong and the level of unfilled orders remains high. Demand for the Company's new products and from increased distribution globally should contribute to additional sales growth. Rental fleet utilization also remains strong throughout the United States and used equipment available for resale is scarce. Additional manufacturing throughput, capacity and efficiency gains in both the McConnellsburg plant and the new Bedford facility should improve the Company's ability to satisfy customer demand and should improve product profit margins. Product mix also affects gross margins and is difficult to forecast. All of these factors bode well for another strong year in fiscal 1997, provided there is no unanticipated softening in customer demand.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of JLG Industries, Inc. and its subsidiaries, are included herein as indicated below:

Consolidated Balance Sheets - July 31, 1996 and 1995

Consolidated Statements of Income - Years Ended July 31,
1996, 1995 and 1994

Consolidated Statements of Shareholders' Equity - Years Ended
July 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows - Years Ended July 31,
1996, 1995 and 1994

Notes to the Consolidated  Financial Statements - July 31,
1996

Report of Independent Auditors

JLG INDUSTRIES, INC.
 CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                              					 	  	    July 31
                                                         1996     1995




ASSETS
Current Assets
  Cash                                                 $30,438   $12,973
  Accounts receivable, less allowance for
    doubtful accounts of $1,215 in 1996 and
    $1,325 in 1995                                      54,342    33,466
  Inventories:
    Finished goods                                      12,925     7,630
    Work in process                                     13,972    13,357
    Raw materials                                       12,536    12,459
                                                        39,433    33,446
  Other current assets                                   4,649     4,683
    Total Current Assets                               128,862    84,568
Property, Plant and Equipment
  Land and improvements                                  3,443     3,038
  Buildings and improvements                            14,119    11,524
  Machinery and equipment                               37,960    29,290
                                                        55,522    43,852
  Less allowance for depreciation                       21,428    19,067
                                                        34,094    24,785
Equipment Held for Rental                               13,459     5,052
Other Assets                                             6,213     5,303
                                                      $182,628  $119,708

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                       $243      $243
  Accounts payable                                      34,535    20,028
  Accrued expenses                                      22,277    18,893
    Total Current Liabilities                           57,055    39,164
Long-Term Debt                                           1,951     2,260
Other Liabilities and Deferred Credits                  10,414     9,854
Shareholders' Equity
  Capital stock:
    Authorized shares: 50,967 at $.20 par value
    Issued and outstanding shares: 1996 -
      43,382 shares; 1995 - 42,825 shares                8,676     8,565
  Additional paid-in capital                             7,879     4,411
  Equity adjustment from translation                    (2,060)   (1,799)
  Retained earnings                                     98,713    57,253
    Total Shareholders' Equity                         113,208    68,430
                                                      $182,628  $119,708

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                      							Fiscal Years Ended July 31
                                           1996          1995        1994

Net Sales                               $413,407       $269,211    $176,443

Cost of sales                            304,691        203,258     134,289

Gross Profit                             108,716         65,953      42,154

Selling, general and
  administrative expenses                 44,038         33,254      27,147

Income from Operations                    64,678         32,699      15,007

Other income (deductions):
  Interest expense                          (293)          (376)      (380)
  Miscellaneous, net                       1,281            376        (24)

Income before Taxes                       65,666         32,699     14,603
Income tax provision                      23,558         11,941      5,067

Net Income                               $42,108        $20,758     $9,536

Net Income per Share                        $.95           $.49       $.23

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands except share data)
                                                                              Equity
                                                            Additional    Adjustment
                                         Capital   Stock       Paid-in          from   Retained  Treasury
                                         Shares  Par Value     Capital   Translation   Earnings    Stock
Balances at July 31, 1993                43,877   $8,775       $4,498      ($2,034)    $27,700
Net income for the year                                                                  9,536
Dividends paid: $.0083 per share                                                          (352)
Aggregate translation adjustment, net
 of deferred tax benefit of $1,032                                             135
Stock option transactions                   203       41          282
Purchase of treasury stock               (2,471)                                                   (3,500)
Contribution to employee benefit plan       297                   204                                 421
Balances at July 31, 1994                41,906    8,816        4,984       (1,899)     36,884     (3,079)
Net income for the year                                                                 20,758
Dividends paid: $.0092 per share                                                          (389)
Aggregate translation adjustment, net
 of deferred tax benefit of $837                                               100
Stock option transactions                  553       111         985
Contribution to employee benefit plan      366                   640                                  519
Retirement of treasury stock                        (362)     (2,198)                               2,560
Balances at July 31, 1995               42,825     8,565       4,411        (1,799)     57,253
Net income for the year                                                                 42,108
Dividends paid: $.015 per
  share                                                                                   (648)
Aggregate translation adjustment, net
 of deferred tax benefit of $737                                              (261)
Stock option transactions                  557       111       3,468
Balances at July 31, 1996               43,382    $8,676      $7,879       ($2,060)    $98,713

The accompanying notes are an integral part of these statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                    Year Ended July 31
                                                 1996       1995      1994
Operations
  Net income                                     $42,108   $20,758   $9,536
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation                                 6,505     3,875    2,801
      Provision for self-insured losses            2,938     2,800    3,950
      Deferred income taxes                          502      (596)  (1,233)
      Changes in operating assets and liabilities:
           Accounts receivable                   (23,748)   (7,522)  (4,686)
           Inventories                           (13,686)   (9,867)  (3,682)
           Other current assets                     (278)    1,412       21
           Accounts payable                       16,680     5,251    3,728
           Accrued expenses                        3,076     4,328    2,659
  Changes in equipment held for rental            (9,873)   (1,548)  (1,455)
  Changes in other assets and liabilities         (3,406)   (1,857)    (601)
Cash provided by operations                       20,818    17,034   11,038
Investments
  Purchases of property, plant
    and equipment                                (16,690)  (11,035)  (7,963)
  Proceeds from sale of property, plant
    and equipment                                     22     2,417      201
  Proceeds from sale of Material Handling
    Division                                      10,954
Cash used for investments                         (5,714)   (8,618)  (7,762)
Financing
  Repayment of long-term debt                       (309)   (5,081)  (1,904)
  Issuance of long-term debt                                          5,000
  Payment of dividends                              (648)     (389)    (352)
  Purchase of treasury stock                                         (3,500)
  Exercise of stock options                        3,579       915      326
  Stock issued for employee benefit plans                    1,159      625
Cash provided by (used for) financing              2,622    (3,396)     195
Currency Adjustments
  Effect of exchange rate changes on cash           (261)     (135)    (231)
Cash
  Net change in cash                              17,465     4,885    3,240
  Beginning balance                               12,973     8,088    4,848
  Ending balance                                 $30,438   $12,973   $8,088

The accompanying notes are an integral part of these statements.

JLG INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation and Statement Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for 1996.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents and classifies such amounts as cash.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the LIFO (last-in, first-out) method. Inventories at July 31, 1996 and 1995 would have been higher by $4,307 and $4,528, respectively, had the Company used FIFO cost, which approximates current cost, rather than LIFO cost for valuation of its inventories.

Property, Plant and Equipment and Equipment Held for Rental
Property, plant and equipment and equipment held for rental are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, based on useful lives of 15 years for land improvements, 10 to 20 years for buildings and improvements, three to 10 years for machinery and equipment and three to seven years for equipment held for rental.

Income Taxes
Deferred income tax assets and liabilities arise from differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. Deferred tax balances are determined by using the tax rate expected to be in effect when the taxes are paid or refunds received.

Capital Stock
In July 1996, the Company distributed a three-for-one stock split and in April 1995 and October 1995, the Company distributed two-for-one stock splits of the Company's then outstanding common stock. The splits were effected by stock dividends. All share and per share data included in this Annual Report have been restated to reflect the stock splits.

Product Development
The Company incurred product development and other engineering expenses of $6,925, $5,542 and $4,373 in 1996, 1995 and 1994, respectively, which were charged to expense as incurred.



Fair Value of Financial Instruments
The carrying values reported in the consolidated balance sheet for cash, accounts receivable, accounts payable, other assets and accrued expenses approximate their fair values. The fair value of the Company's long-term debt is estimated to approximate the carrying amount reported in the consolidated balance sheet based on current interest rates for similar types of borrowing arrangements.

Stock-Based Compensation
The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This new standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on the fair-value method of accounting. The Company is required to adopt SFAS No. 123 for its fiscal year 1997. The Company expects to continue to follow the accounting provisions of APB No. 25 for stock based compensation and to furnish the pro-forma disclosure required under SFAS No. 123, if material.

Translation of Foreign Currencies
The financial statements of the Company's Australian operation are measured in its local currency and then translated into U.S. dollars.
All balance sheet accounts have been translated using the current rate of
exchange at the balance sheet date.   Results of operations have been
translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year to year are accumulated in a separate component of shareholders' equity.

The financial statements of the Company's European operation are prepared using the U.S. dollar as its functional currency. The transactions of this operation that are denominated in foreign currencies have been remeasured in U.S. dollars, and any resulting gain or loss is reported in income.

Net Income per Share
Net income per share for 1996 is computed by dividing net income by the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. In 1995 and 1994, the dilutive effect of stock option shares was immaterial, and therefore, not considered in the calculation of net income per share.


INCOME TAXES

The income tax provision consisted of the following for the years ended
July 31:

                                          1996        1995      1994
Current:
  Federal                               $20,476     $10,641    $5,373
  State                                   2,580       1,896       927
                                         23,056      12,537     6,300
Deferred:
  Federal                                   435        (483)     (833)
  State                                      67        (113)     (400)
                                            502        (596)   (1,233)
                                        $23,558     $11,941    $5,067

The Company made income tax payments of $24,435, $11,858, and $5,700 in 1996, 1995, and 1994, respectively.

The difference between the U.S. federal statutory income tax rate and the Company's effective tax rate is as follows for the years ended July 31:

                                          1996        1995      1994
Statutory U.S. federal income
  tax rate                                 35%         35%       35%
State tax provision, net of
  federal effect                            3           4         4
Net tax effect of foreign
  operations                                                     (2)
Other                                      (2)         (2)       (2)
                                           36%         37%       35%

Components of deferred tax assets and liabilities were as follows at July 31:

                                                1996       1995
Future income tax benefits:
  Contingent liabilities provisions            $4,065     $3,811
  Employee benefits                             1,331      1,154
  Translation adjustments                       1,193        918
  Inventory valuation provisions                  649        887
  Other                                           966      1,360
                                                8,204      8,130
Deferred tax liabilities:
  Depreciation and asset basis differences      1,165        925
  Other                                           153        145
                                                1,318      1,070
                                                6,886      7,060
Less valuation allowance                         (222)      (234)
Net deferred tax assets                        $6,664     $6,826

The current and long-term deferred tax asset amounts are included in other current and other asset amounts on the consolidated balance sheets.


BANK CREDIT LINES AND LONG-TERM DEBT

The Company has available a $20 million unsecured bank revolving line of credit with a term of two years, renewable annually, and at an interest rate of prime or a spread over LIBOR. The facility further provides for borrowings using bankers acceptances at prevailing discount rates. The Company also has the option to convert outstanding borrowings under the facility to an amortizing term loan with a repayment period of up to five years, and at an interest rate based on the yield of U.S. Treasury securities with the same maturity. There were no amounts outstanding under this facility at July 31, 1996 and 1995.

Long-term debt was as follows at July 31:
                                                    1996         1995
Industrial revenue bonds due in 1999
  with interest at 7%                             $1,000       $1,000
Industrial revenue mortgages due through
  2004 with interest at 5.5%                         601          677
State agency mortgages due through 2004
  with interest averaging 3%                         506          662
Other                                                 87          164
                                                   2,194        2,503
Less current portion                                (243)        (243)
                                                  $1,951       $2,260

The bank revolving line of credit requires the maintenance of certain financial ratios. Borrowings aggregating $1.9 million under certain long-term loans are secured by $9.4 million in assets of the Company. Interest paid on all borrowings was $293, $378 and $461 in 1996 1995, and 1994, respectively.

The aggregate amounts of long-term debt outstanding at July 31, 1996 which will become due in 1997 through 2001 are: $243, $159, $1,142, $143 and $144, respectively.

EMPLOYEE BENEFIT PLANS

The Company's stock incentive plan has reserved 5,617 common shares that may be awarded to key employees in the form of options to purchase capital stock, or restricted shares. The option price is set by the Company's Board of Directors. For all options currently outstanding, the option price is the fair market value of the shares on their date of grant.

The directors stock option plan provides for annual grants to each outside director of a single option to purchase six thousand shares of capital stock, providing the Company earned a net profit, before extraordinary items, for the prior fiscal year. The option price shall be equal to the shares' fair market value on their date of grant. An aggregate of 1,968 shares of Common stock is authorized to be issued under the plan.


Outstanding options and transactions involving the plans are summarized as follows:

                                                     1996         1995
Outstanding options at the beginning of the year    1,911        2,077
Options granted ($3.30 to $14.75 per share)           275          455
Options cancelled ($1.12 to 2.93 per share)            (8)         (44)
Options exercised ($.43 to $5.64 per share)          (473)        (577)
Outstanding options at the end of the year          1,705        1,911
Exercisable options at the end of the year
  ($.43 to $5.64 per share)                           728          526

The Company has a discretionary, defined-contribution retirement plan covering all its eligible U.S. employees. The Company's policy is to fund the pension cost as accrued. Plan assets are invested in money market funds, government securities, mutual funds and the Company's capital stock. The aggregate expense relating to these plans was $4,355, $2,298 and $1,888 in 1996, 1995 and 1994, respectively.

ACCRUED EXPENSES

Components of accrued expenses were as follows at July 31:

                                                    1996         1995
Salaries, wages and related taxes                 $8,904       $6,609
Income taxes                                       2,111        2,718
Contingent liabilities, current portion            2,231        2,378
Employee benefits                                  1,491        1,563
Sales rebates                                      3,409          884
Other                                              4,131        4,741
                                                 $22,277      $18,893

INDUSTRY AND EXPORT DATA

The Company operates in one dominant industry segment - the manufacturing and selling of mobile, hydraulically-operated equipment. The Company manufactures its products in the U.S. and its customers are principally U.S. based equipment rental firms. Additionally, its receivables from these customers are generally not collateralized. Sales to one customer, as a percent of total sales, were 13% for 1996 and 1995 and 12% for 1994. Export sales, as a percent of total sales, were 24%, 18% and 16% of net sales for 1996, 1995 and 1994, respectively.

COMMITMENTS AND CONTINGENCIES

The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for fiscal year 1996 was comprised of a self-insured retention of $5 million and catastrophic coverage of $20 million in excess of the retention. Catastrophic coverage for fiscal year 1997 was increased to $25 million. The Company contracts with an independent insurance firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance carrier. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all outstanding claims of which the Company is aware, accrued liabilities of $8.9 million and $8.4 million were established at July 31, 1996 and 1995, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such estimated amounts. As of July 31, 1996 and 1995, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

The Company leases equipment under operating leases expiring in various years. These leases require the Company to pay all maintenance and general operating costs. Future minimum lease payments are: $1,387, $1,367, $143, $85 and $85 in 1997 through 2001, respectively. Rental expense for all operating leases was $1,408, $906, and $955 in 1996, 1995 and 1994, respectively.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

Unaudited financial information was as follows for the fiscal quarters within the years ended July 31:



                              Gross    Net      Net Income
                  Net Sales   Profit   Income   Per Share
1996
October 31         $86,701   $21,494   $7,780     $.18
January 31          87,558    22,458    8,268      .19
April 30           113,217    31,296   12,461      .28
July 31            125,931    33,468   13,599      .30
                  $413,407  $108,716  $42,108     $.95
1995
October 31         $53,724   $12,984   $3,863     $.09
January 31          52,175    13,449    3,752      .09
April 30            75,809    18,082    6,089      .14
July 31             87,503    21,438    7,054      .17
                  $269,211   $65,953  $20,758     $.49

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board of Directors and Shareholders
JLG Industries, Inc.
McConnellsburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of JLG Industries, Inc. as of July 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management.
 Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JLG Industries, Inc. at July 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles.




Baltimore, Maryland
September 3, 1996





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

     Consolidated Balance Sheets - July 31, 1996 and 1995

     Consolidated Statements of Income - Years ended July 31, 1996, 1995 and 1994

     Consolidated Statements of Shareholders' Equity - Years ended July 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows - Years ended July 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements - July 31, 1996


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


(a) (3)  Listing of Exhibits

Exhibit
Number       Exhibit

3.1		Certificate of incorporation of JLG Industries, Inc., which
		appears as Exhibit 1 (a) to the Company's Form 10
		Registration Statement (File No. 0-8454 -- filed April 22,
		1977), is hereby incorporated by reference.

3.2		Amendment to Section 5 of the Company's Articles of
		Incorporation effective as of June 14, 1966.

3.3		Amendment to Section 5 of the Company's Articles of
		Incorporation effective as of June 14, 1996.

3.4		Revised By-Laws of JLG Industries, Inc.

4.1		Trust Indenture between the Bedford County, Pennsylvania
		Industrial Development Authority and the Fulton County
		National Bank and Trust Company, as Trustee, which appears
		as Exhibit B5 to the Company's Form 10-K (File No. 0-8454 --
		filed	October 24, 1979), is hereby incorporated by reference.

4.2		Installment Sale Agreement between Bedford County,
		Pennsylvania Industrial Development Authority and JLG Industries, Inc. which appears as Exhibit B6 to the Company's Form 10-K (File No. 0-8454 -- filed October 24,
		1979), is hereby incorporate by reference.

4.3		Agreement to disclose upon request.

10.1		Stock Redemption Agreement dated August 27, 1980, between
		JLG Industries, Inc. and Paul K. Shockey, which appears as
		Exhibit 25 to the Company's Form S-7 (Registration No. 2-69194 -- filed September 18, 1980), is hereby incorporated by reference.

10.2		Directors' Deferred Compensation Plan dated July 29, 1986,
		which appears as Exhibit 10.5 to the Company's Form 10-K (File No. 0-8454 -- filed October 28, 1986), is hereby incorporated by reference.

10.3		JLG Industries, Inc. Stock Incentive Plan dated May 23, 1991
		which appears as Exhibit 10.10 to the Company's Form 10-K (File No. 0-8454 -- filed October 27, 1992), is hereby incorporated by reference.

10.4		Credit Agreement dated December 21, 1989 among JLG
		Industries, Inc.,	the First National Bank of Maryland, and
		Philadelphia National Bank, which appears as Exhibit 4.1 to
		the Company's 10-Q  (File No. 0-8454 	-- filed March 12,
		1990), is hereby incorporated  by reference.

10.5		First Modification Agreement, dated January 29, 1990 to the
		Credit Agreement dated December 21, 1989 among JLG Industries, Inc., the First National Bank of Maryland, and Philadelphia National Bank, which appears as Exhibit 4.3 to the Company's 10-Q (File No. 0-8454 -- filed March 12,
		1990), is hereby incorporated by reference.

10.6		Second Modification Agreement, dated September 17, 1993 to
		the Credit Agreement dated December 21, 1989 among JLG Industries, Inc., the First National Bank of Maryland, and Philadelphia National Bank, which appears as Exhibit 10.12 to the Company's 10-K (File No. 0-8454 -- filed October 20,
		1993), is hereby incorporated by reference.

10.7		JLG Industries, Inc. Directors Stock Option Plan amended and
		restated as of September 7, 1995 which appears as Exhibit
		10.12 to the Company's 10-	K (File No. 0-8454 -- filed
		October 20, 1993), is hereby incorporated by reference.

10.8		JLG Industries, Inc. Supplemental Executive Retirement Plan
		effective June 1, 1995

10.9  	JLG Industries, Inc. Executive Retiree Medical Benefits Plan
		effective June 1, 1995

	10.10	JLG Industries, Inc. Executive Severance Plan effective June
		1, 1995

22		Listing of subsidiaries.

23		Consent of independent auditors.

27		Financial Data Schedule

(b) The Company was not required to file Form 8-K pursuant to requirements of such form in the fourth quarter of fiscal 1996.


	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          JLG INDUSTRIES, INC.
              (Registrant)



          By: /s/  L. David Black                      Date: October 10, 1996
             L. David Black, Chairman of the Board, President and
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



          By: /s/  Charles H. Diller, Jr.              Date: October 10, 1996
              Charles H. Diller, Jr., Executive Vice President,
                                         Chief Financial Officer, Secretary and
                                         Director


          By: /s/  George R. Kempton                   Date: October 10, 1996
              George R. Kempton,  Director



          By: /s/  Gerald Palmer                       Date: October 10, 1996
              Gerald Palmer, Director



          By: /s/  Stephen Rabinowitz                  Date: October 10, 1996
              Stephen Rabinowitz, Director




	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

 	JLG INDUSTRIES, INC. AND SUBSIDIARIES
  (thousands of dollars)
	Col. A	                Col. B   		Col. C        	Col. D  	Col. E
                       		           	   	Additions
		                    Balance at 	Charged to	 Charged to   		              Balance at
             		     Beginning of	 Costs and  	Other Accounts	Deductions-  	  End of
Classification		       Period    	Expenses  	 Describe    	  Describe(1)(2) 	Period
Year ended July 31, 1996:
  Allowance for Doubtful
   Accounts	           $1,325  	     107  		                     (217)   	   $1,215

Year ended July 31, 1995:
  Allowance for Doubtful
   Accounts	             $965  	     360  		 	                               $1,325

Year ended July 31, 1994:
  Allowance for Doubtful
   Accounts	             $664  	     644  		                     (343)  	      $965

Note:

(1)Amounts written off and transferred to other accounts in the current year.
(2)Adjustment resulting from conversion of foreign currencies.