Form 10-Q
period 1996-10-31
JLG INDUSTRIES INC
filed 1996-12-13
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           October 31, 1996


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

At November 25, 1996, there were 43,559,623 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the Registrant at that date was $723,014,080.


PART I FINANCIAL INFORMATION


JLG INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

                                                October 31,     July 31,
                                                   1996            1996
                                               (Unaudited)

ASSETS
Current assets
  Cash                                           $29,605         $30,438
  Accounts receivable                             57,356          54,342
  Inventories:
    Finished goods                                23,627          12,925
    Work in process                               15,530          13,972
    Raw materials                                 11,265          12,536
                                                  50,422          39,433
  Future income tax benefits                       3,965           3,908
  Other current assets                             2,741             741
    Total Current Assets                         144,089         128,862
Property, plant and equipment - net               35,554          34,094
Equipment held for rental - net                   16,423          13,459
Other assets                                       7,288           6,213
                                                $203,354        $182,628

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings, including
    current portion of long-term debt               $210            $243
  Accounts payable                                37,388          34,535
  Accrued expenses                                26,808          22,277
    Total Current Liabilities                     64,406          57,055
Long-term debt, less current portion               1,931           1,951
Other liabilities and deferred credits             9,980          10,414
Shareholders' equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Outstanding shares:  Fiscal 1997- 43,546
      shares; Fiscal 1996- 43,382 shares           8,709          8,676
  Additional paid-in capital                       9,590          7,879
  Equity adjustment from translation              (2,100)        (2,060)
  Retained earnings                              110,838         98,713
    Total Shareholders' Equity                   127,037        113,208
                                                $203,354       $182,628


The accompanying notes are an integral part of these financial statements.


JLG INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

                                          Three Months Ended
                                             October 31,
                                          1996           1995
Net sales                              $120,205        $86,701

Cost of sales                            87,503         65,207

Gross profit                             32,702         21,494

Selling, general and
administrative expenses                  13,484          9,711

Income from operations                   19,218         11,783

Other income (deductions):
  Interest expense                          (41)           (45)
  Miscellaneous, net                        413            231

Income before taxes                      19,590         11,969

Income tax provision                      7,248          4,189

Net income                              $12,342         $7,780

Net income per share                       $.28           $.18

Dividends per share                       $.005         $.0033

Weighted average shares
  outstanding                            43,472         42,882


The accompanying notes are an integral part of these financial statements.


JLG INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
                                                     Three Months Ended
                                                         October 31,
                                                      1996          1995

OPERATIONS:
  Net income                                        $12,342       $7,780
  Adjustments to reconcile net income to cash
  provided by (used for) operating activities:
      Depreciation and amortization                   2,389        1,381
      Provision for self-insured losses                 900          600
      Deferred income taxes                            (130)          (4)
                                                     15,501        9,757

      Changes in operating assets and liabilities    (9,524)      (2,293)
      Changes in equipment held for rental           (3,655)      (2,677)
      Changes in other assets and liabilities        (1,408)      (1,468)
  Cash provided by operations                           914        3,319

INVESTMENTS: Purchases of property, plant
  and equipment                                      (3,181)      (2,201)

FINANCING:
  Repayment of long-term debt                           (52)         (63)
  Payment of dividends                                 (217)        (143)
  Proceeds from exercise of stock options             1,743          517

  Cash provided by financing                          1,474          311

CURRENCY ADJUSTMENTS: Effect of exchange rate
  changes on cash flows                                 (40)         (57)

CASH:
  Net (decrease) increase                              (833)       1,372
  Beginning balance                                  30,438       12,973
  Ending balance                                    $29,605      $14,345


The accompanying notes are an integral part of these financial statements.


JLG INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
October 31, 1996
(unaudited)


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

Interim results for the three months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1996.


NOTE B - NET INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options were immaterial and therefore, not considered in the calculation.

NOTE C - INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at October 31, 1996, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.


NOTE D - COMMITMENTS AND CONTINGENCIES

The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for fiscal year 1997 is comprised of a self-insured retention of $5 million and catastrophic coverage of $25 million in excess of the retention. The Company contracts with an independent insurance firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance carrier. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all claims of which the Company is aware, accrued liabilities of $8.9 million were established at October 31, 1996 and July 31, 1996. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of October 31, 1996 and July 31, 1996, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.





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

Results for the First Quarters of Fiscal 1997 and 1996

Sales for the first fiscal quarter of 1997 reached $120.2 million, up 39% from the previous high of $86.7 million for fiscal 1996's first quarter, which included sales of $4.8 million from the Company's Material Handling Division that was divested in May 1996. Excluding these sales for comparative purposes, the increase was 47%. The growth in sales was generally across all product classes and geographic markets. Sales to customers outside the United States were 30% and 25% of net sales for the first quarter of 1997 and 1996, respectively.

Gross profit, as a percent of sales, was 27% for the first fiscal quarter of 1997 and 25% for the comparable period of 1996. The impact of spreading fixed costs over a larger sales volume was the primary contributor to the improvement.

Selling, general and administrative expenses were $3.8 million higher in the first fiscal quarter of 1997 compared to the same quarter last year, but were 11% of net sales for both periods. The dollar increase included increased personnel and related costs, as well as higher sales and marketing expenses associated with increased international business, consulting, and depreciation costs. These increases were partially offset by costs associated with the divested Material Handling Division in the first quarter of 1996 and lower bad debt expenses.

The effective income tax rates for the first quarter of fiscal 1997 and 1996 were 37% and 35%, respectively. The lower effective rate for the 1996 first quarter was due to projected tax benefits related to export sales.


Financial Condition

The Company continues to maintain a strong financial position. Working capital increased to $79.7 million at October 31, 1996 from $71.8 million at July 31, 1996. Despite the increase in earnings, cash flow from operations was lower for the first fiscal quarter of 1997 compared to the prior year first quarter principally due to increased working capital requirements to support the growth in sales and additions to the JLG Equipment Services fleet of equipment held for rental.

At October 31, 1996, the Company had unused credit lines totaling $20 million and cash balances of $29.6 million. The Company considers these resources, coupled with cash expected to be generated by operations, adequate to meet its planned funding needs, which includes approximately $55 million budgeted for capital-related projects in fiscal 1997. The major items planned are approximately $25 million to further expand the JLG Equipment Services fleet of rental machines, $7 million to complete the expansion of the Company's scissor lift plant and $13 million to complete phase I and start phase II of the Company's boom lift manufacturing capacity expansion. The Company intends to finance about $3 million of these projects with borrowed capital.

The Company's exposure to product liability claims is discussed in Note D -- Commitments and Contingencies. Future results of operations, financial condition and liquidity may be affected to the extent that the Company's ultimate liability with respect to product liability varies from current estimates.

Outlook

This Outlook section and other parts of this Management's Discussion and Analysis contain forward-looking information and involve risks and uncertainties. Certain factors that could significantly impact expected results are described in "Cautionary Statements Pursuant to the Securities Litigation Reform Act" which is an exhibit to this report.

The outlook for the balance of fiscal year 1997 remains positive. Demand for the Company's products continues to be strong and the level of unfilled orders remains high. Demand for the Company's new products and from increased distribution globally should contribute to additional sales growth. Rental fleet utilization also remains strong throughout the United States and used equipment available for resale is scarce. Additional manufacturing throughput, capacity and efficiency gains in both the Company's scissor lift and boom lift production facilities should improve its ability to satisfy customer demand and should improve product profit margins. Profit margins should also benefit from new and redesigned products and from leveraging fixed manufacturing costs over a higher sales volume. Product mix also affects gross margin and is difficult to forecast. Provided there is no softening in demand, these factors bode well for another strong year in fiscal 1997.


Ernst & Young LLP
Independent Accountants' Review Report



The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. and subsidiaries as of October 31, 1996, and the related condensed consolidated statements of income and cash flows for the three-month periods ended October 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of JLG Industries, Inc. as of July 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, not presented herein, and in our report dated September 3, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Ernst & Young LLP


Baltimore, Maryland
November 11, 1996




                       PART II OTHER INFORMATION


ITEM 1

None/not applicable.

ITEM 2

Effective as of November 19, 1996, the Company's Articles of Incorporation were amended to increase the Company's authorized Capital Stock par value $.20 per share to 100,000,000 shares. The effect of this action on the rights of the Company's shareholders were previously reported in the Company's proxy materials filed with the Commission on October 11, 1996.

ITEM 3

None/not applicable.

ITEM 4

The Company held its Annual Meeting of Shareholders on November 18, 1996. Management solicited proxies for the election of eight directors, for ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the 1997 fiscal year and ratification and approval of amendments to the Company's Articles of Incorporation. Of the 43,544,034 shares of capital stock outstanding on the record date, 38,929,301 were voted in person or by proxy at the meeting date. The tabulated results are set forth below:


1.  Election of directors:
                                            FOR           AGAINST

L. D. Black                              38,770,912       158,389
C. H. Diller                             38,773,010       156,291
G. R. Kempton                            38,672,697       256,604
J. A. Mezera                             38,771,527       157,774
G. Palmer                                38,770,422       158,879
S. Rabinowitz                            38,758,397       170,904
T. C. Wajnert                            38,769,247       160,054
C. O. Wood, III                          38,770,892       158,409

2. Ratification of the appointment of Ernst & Young LLP as independent auditors for the ensuing year.

       FOR            AGAINST       ABSTAIN
    38,613,142         84,878       231,281

3.  Ratification and approval of amendments to the Company's
Articles of Incorporation.

       FOR            AGAINST       ABSTAIN
    36,921,049       1,636,911      371,341

ITEM 5

None/not applicable.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

   	 3 Articles of Incorporation as amended through November
       19, 1996

    15 Letter re:  Unaudited Interim Financial Information

    99 Cautionary Statements Pursuant to the Securities
       Litigation	Reform Act

(b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended October 31, 1996.

                             	SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who is also signing in his capacity as principal financial officer.

		                                 						JLG INDUSTRIES, INC.
								                                    (Registrant)



                                								/s/ Charles H. Diller,Jr.
								                                Charles H. Diller, Jr.
							                                 Executive Vice President and
                                								Chief Financial Officer