Form 10-Q
period 1997-01-31
JLG INDUSTRIES INC
filed 1997-03-17
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           January 31, 1997


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

At March 5, 1997, there were 43,637,106 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the Registrant at that date was $867,287,482.

PART I FINANCIAL INFORMATION

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                  January 31,       July 31,
                                                      1997            1996
                                                          (Unaudited)
ASSETS
Current assets
  Cash                                              $5,650           $30,438
  Accounts receivable                               73,522            54,342
  Inventories:
    Finished goods                                  23,065            12,925
    Work in process                                 20,842            13,972
    Raw materials                                   13,516            12,536
                                                    57,423            39,433
  Future income tax benefits                         4,024             3,908
  Other current assets                               2,128               741
    Total Current Assets                           142,747           128,862
Property, plant and equipment - net                 39,017            34,094
Equipment held for rental - net                     17,130            13,459
Other assets                                         7,714             6,213
                                                  $206,608          $182,628

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings, including
    current portion of long-term debt                 $192              $243
  Accounts payable                                  37,566            34,535
  Accrued expenses                                  18,005            22,277
    Total Current Liabilities                       55,763            57,055
Long-term debt, less current portion                 1,896             1,951
Other liabilities and deferred credits              11,033            10,414
Shareholders' equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Outstanding shares:  Fiscal 1997- 43,599
      shares; Fiscal 1996- 43,382 shares             8,720             8,676
  Additional paid-in capital                         9,690             7,879
  Equity adjustment from translation                (2,341)           (2,060)
  Retained earnings                                121,847            98,713
    Total Shareholders' Equity                     137,916           113,208
                                                  $206,608          $182,628

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

                                 Three Months Ended        Six Months Ended
                                     January 31,              January 31,
                                  1997         1996       1997         1996
Net sales                      $121,246      $87,558    $241,452     $174,259

Cost of sales                    90,250       65,100     177,753      130,307

Gross profit                     30,996       22,458      63,699       43,952

Selling, general and
administrative expenses          13,282        9,847      26,767       19,557

Income from operations           17,714       12,611      36,932       24,395

Other income (deductions):
  Interest expense                  (52)         (58)        (93)        (103)
  Miscellaneous, net                159          168         573          399

Income before taxes              17,821       12,721      37,412       24,691

Income tax provision              6,594        4,453      13,842        8,642

Net income                      $11,227       $8,268     $23,570      $16,049

Net income per share               $.26         $.19        $.54         $.37

Dividends per share               $.005       $.0033        $.01       $.0066

Weighted average shares
  outstanding                    43,584       43,067      43,528       42,974

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
                                                         Six Months Ended
                                                            January 31,
                                                       1997           1996
OPERATIONS:
  Net income                                         $23,570        $16,049
  Adjustments to reconcile net income to cash
  provided by (used for) operating activities:
      Depreciation and amortization                    4,473          2,883
      Provision for self-insured losses                1,800          1,480
      Deferred income taxes                             (260)           498
                                                      29,583         20,910
      Changes in operating assets and liabilities    (40,253)       (26,911)
      Changes in equipment held for rental            (4,707)        (4,708)
      Changes in other assets and liabilities         (2,025)        (2,075)
  Cash used for operations                           (17,402)       (12,784)
INVESTMENTS: Purchases of property, plant
  and equipment                                       (8,418)        (5,875)
FINANCING:
  Net issuance of short-term debt                                     8,350
  Repayment of long-term debt                           (106)          (127)
  Payment of dividends                                  (436)          (287)
  Proceeds from exercise of stock options              1,854            972
  Cash provided by financing                           1,312          8,908

CURRENCY ADJUSTMENTS: Effect of exchange rate
  changes on cash flows                                 (280)          (405)

CASH:
  Net decrease                                       (24,788)       (10,156)
  Beginning balance                                   30,438         12,973
  Ending balance                                      $5,650         $2,817

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
January 31, 1997
(unaudited)


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

Interim results for the three months and six months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1996.


NOTE B - NET INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options were immaterial and therefore, not considered in the calculation.

NOTE C - INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at January 31, 1997, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.


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

With respect to all claims of which the Company is aware, accrued liabilities of $9.3 million and $8.9 million were established at January 31, 1997 and July 31, 1996, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of January 31, 1997 and July 31, 1996, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.





MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


The Company is the world's leading manufacturer, distributor and international marketer of mobile elevating work platforms used primarily in industrial, commercial, institutional and construction applications. Sales are made principally to independent equipment rental companies that rent the Company's products and provide service support to equipment users. Equipment purchases by end-users, either directly from the Company or through distributors, comprise a significant, but smaller portion of sales. The Company also generates revenues from sales of used equipment and from equipment rentals and services provided by JLG's Equipment Services operations.


Results for the Second Quarters of Fiscal 1997 and 1996

Sales for the second quarter of fiscal 1997 reached $121.2 million, up 38% from $87.6 million for fiscal 1996's second quarter, which included sales from the Company's Material Handling Division that was divested in May 1996. Excluding these sales for comparative purposes, the increase was 47%. The growth in sales was generally across all product classes and geographic markets. Sales from new and redesigned products introduced over the past two years were a significant contributor to sales for the second quarter of 1997.

Gross profit, as a percent of sales, was 26% for both the second quarter of fiscal 1997 and 1996. The effect of higher prices in the current year's quarter was offset by a less profitable model mix and costs related to the introduction of a large number of new products.

Selling, general and administrative expenses were $3.4 million higher in the second fiscal quarter of 1997 compared to the same quarter last year, but were 11% of sales for both periods. The dollar increase included higher personnel and related costs; increased freight, consulting, retirement and travel and entertainment costs; and higher selling expenses associated with increased international business. These increases were partially offset by elimination of costs associated with the divested Material Handling Division and lower bad debt and product development costs.

The effective income tax rates were 37% and 35% for the second quarter of fiscal 1997 and 1996, respectively. The lower effective rate for the 1996 second quarter was due to projected tax benefits related to export sales.


Results for the First Six Months of Fiscal 1997 and 1996

Sales for the first six months of fiscal 1997 were $241.5 million, an increase of 39% over the previous year's comparable period. The increase in sales reflected stronger demand across all product classes and markets. Excluding the divested Material Handling Division, the increase was 47%. Sales to customers outside the United States were 30% and 28% for the first six months of 1997 and 1996, respectively. Sales from new and redesigned products introduced over the past two years were a significant contributor to sales for the first six months of 1997.

Gross profit, as a percent of sales, improved to 26% for the first six months of fiscal 1997 compared to 25% for the same period in fiscal 1996. The effect of higher prices for the first six months of fiscal 1997 was partially offset by a less profitable model mix and costs related to the introduction of a large number of new products.

Selling, general and administrative expenses were $7.2 million higher in the first six months of fiscal 1997 compared to same period last year, but were 11% of sales for both periods. The dollar increase was essentially due to the same factors as discussed in the second quarter comparison.

The effective income tax rates were 37% and 35% for the first six months of fiscal 1997 and 1996, respectively. The factor effecting the lower percentage for the first six months of fiscal 1997 is the same as discussed in the second quarter comparison.


Financial Condition

The Company continues to maintain a strong financial position funding capital projects and working capital needs out of operating cash flow and cash reserves, while remaining virtually debt-free. Working capital increased $15.2 million to $87.0 million at January 31, 1997 principally as a result of increased sales growth, including higher inventory and receivable levels to support increased international business.

At January 31, 1997, the Company had unused credit lines totaling $20 million and cash balances of $5.7 million. The Company considers these resources, coupled with cash expected to be generated by operations, adequate to meet its planned funding needs, which includes approximately $50 million planned for capital-related projects in fiscal 1997. The major items planned are approximately $20 million to further expand the JLG Equipment Services fleet of rental machines, $7 million to complete the expansion of the Company's new scissor lift plant and $13 million for construction of the Company's boom lift manufacturing capacity expansion to be completed by the end of calendar 1997. The Company intends to finance about $3 million of the scissor project with borrowed capital.

The Company's exposure to product liability claims is discussed in Note D -- Commitments and Contingencies. Future results of operations, financial condition and liquidity may be affected to the extent that the Company's ultimate exposure with respect to product liability varies from current estimates.

Outlook

This Outlook section and other parts of this Management's Discussion and Analysis contain forward-looking information and involve risks and uncertainties. Certain factors that could significantly impact expected results are described in "Cautionary Statements Pursuant to the Securities Litigation Reform Act" which is an exhibit to this report.

The outlook for the balance of fiscal year 1997 remains positive. Demand for the Company's products continues to be strong and the level of unfilled orders remains high. The domestic economy is expected to continue to grow; additional funding in the form of equity capital is being made available to the rental industry to purchase equipment; and new OSHA safety rules requiring fall protection devices for workers continues to drive demand for Company products. Demand for the Company's new products and from increased distribution globally should contribute to additional sales growth. Rental fleet utilization also remains strong throughout most of the United States except for some softening in the Southeast. Used equipment available for resale continues to be scarce. Additional manufacturing throughput, capacity and efficiency gains in the Company's scissor lift production facility should improve its ability to satisfy customer demand. Profit margins should continue to benefit from the Company's ongoing emphasis on improving manufacturing efficiencies and reducing costs. Although product mix is difficult to forecast, projected changes in that mix are anticipated to partially offset the previously discussed gains. Provided there is no unanticipated softening in demand, these factors bode well for a strong second half and another record year of revenues and net income for fiscal 1997.

Ernst & Young LLP
Independent Accountants' Review Report



The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. and subsidiaries as of January 31, 1997, and the related condensed consolidated statements of income for the three-month and six-month periods ended January 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the six-month periods ended January 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


Baltimore, Maryland
February 10, 1997



                       PART II OTHER INFORMATION


ITEMS 1 - 5

None/not applicable.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

	15	Letter re:  Unaudited Interim Financial Information

	99	Cautionary Statements Pursuant to the Securities Litigation
		Reform Act

(b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended January 31, 1997.

	SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who is also signing in his capacity as principal financial officer.

JLG INDUSTRIES, INC.
(Registrant)




/s/ Charles H. Diller, Jr.
Executive Vice President and
Chief Financial Officer