Form 10-Q
period 1997-04-30
JLG INDUSTRIES INC
filed 1997-06-13
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           April 30, 1997


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

At May 22, 1997, there were 43,706,232 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the Registrant at that date was $620,186,273.

PART I FINANCIAL INFORMATION

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                               April 30,         July 31,
                                                  1997             1996
                                               (Unaudited)
ASSETS
Current assets
  Cash                                          $10,274           $30,438
  Accounts receivable                            74,291            54,342
  Inventories:
    Finished goods                               31,480            12,925
    Work in process                              15,945            13,972
    Raw materials                                13,093            12,536
                                                 60,518            39,433
  Future income tax benefits                      3,997             3,908
  Other current assets                            3,699               741
    Total Current Assets                        152,779           128,862
Property, plant and equipment - net              45,034            34,094
Equipment held for rental - net                  22,050            13,459
Other assets                                      8,655             6,213
                                               $228,518          $182,628

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                $174              $243
  Accounts payable                               35,586            34,535
  Accrued expenses                               27,273            22,277
    Total Current Liabilities                    63,033            57,055
Long-term debt, less current portion              1,861             1,951
Other liabilities and deferred credits           11,716            10,414
Shareholders' equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Outstanding shares:  Fiscal 1997- 43,706
      shares; Fiscal 1996- 43,382 shares          8,741             8,676
  Additional paid-in capital                     10,775             7,879
  Equity adjustment from translation             (2,158)           (2,060)
  Retained earnings                             134,550            98,713
    Total Shareholders' Equity                  151,908           113,208
                                               $228,518          $182,628

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

                                Three Months Ended      Nine Months Ended
                                      April 30,              April 30,
                                  1997        1996       1997        1996

Net sales                      $143,642     $113,217   $385,093     $287,476

Cost of sales                   107,951       81,921    285,703      212,228

Gross profit                     35,691       31,296     99,390       75,248

Selling, general and
administrative expenses          14,613       12,145     41,380       31,702

Income from operations           21,078       19,151     58,010       43,546
Other income (deductions):
  Interest expense                 (183)        (145)      (276)        (248)
  Miscellaneous, net               (385)         164        187          563

Income before taxes              20,510       19,170     57,921       43,861

Income tax provision              7,589        6,709     21,431       15,351

Net income                      $12,921      $12,461    $36,490      $28,510

Net income per share               $.30         $.28       $.84         $.65

Dividends per share               $.005       $.0033      $.015         $.01

Weighted average shares
  outstanding                    43,646       44,568     43,567       44,201

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                        Nine Months Ended
                                                            April 30,
                                                       1997           1996
OPERATIONS:
  Net income                                         $36,490        $28,510
  Adjustments to reconcile net income to cash
  provided by (used for) operating activities:
      Depreciation and amortization                    6,591          4,633
      Provision for self-insured losses                2,100          2,280
      Deferred income taxes                              142             50
                                                      45,323         35,473
      Changes in operating assets and liabilities    (38,145)       (20,645)
      Changes in other assets and liabilities         (3,224)        (2,229)
      Changes in equipment held for rental            (9,871)        (6,241)
  Cash (used for) provided by operations              (5,917)         6,358

INVESTMENTS: Purchases of property, plant
  and equipment                                      (16,297)        (7,457)

FINANCING:
  Repayment of long-term debt                           (159)          (257)
  Payment of dividends                                  (654)          (431)
  Proceeds from exercise of stock options              2,960          1,817
  Cash provided by financing                           2,147          1,129

CURRENCY ADJUSTMENTS: Effect of exchange rate
  changes on cash flows                                  (97)            74

CASH:
  Net (decrease) increase                            (20,164)           104
  Beginning balance                                   30,438         12,973
  Ending balance                                     $10,274        $13,077

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
April 30, 1997
(unaudited)


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

Interim results for the three months and nine months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1996.


NOTE B - NET INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period and, for fiscal 1996, dilutive stock options outstanding for the period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for periods ending after December 31, 1997. Earlier application is not permitted. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of options will be excluded. The impact is expected to result in an increase in earnings per share for the three and nine months ended April 30, 1996 of $.01 per share. No change is anticipated for the fiscal 1997 comparative amounts. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.


NOTE C - INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at April 30, 1997, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.


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

With respect to all claims of which the Company is aware, accrued liabilities of $9.3 million and $8.9 million were established at April 30, 1997 and July 31, 1996, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of April 30, 1997 and July 31, 1996, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



The Company is the world's leading manufacturer, distributor and international marketer of mobile elevating work platforms used primarily in industrial, commercial, institutional and construction applications. Sales are made principally to independent equipment rental companies that rent the Company's products and provide service support to equipment users. Equipment purchases by end-users, either directly from the Company or through distributors, comprise a significant, but smaller portion of sales. The Company also generates revenues from sales of used equipment and from equipment rentals and services provided by its JLG Equipment Services operations.


Results for the Third Quarters of Fiscal 1997 and 1996

Sales for the third quarter of fiscal 1997 were a record high of $143.6 million, an increase of 27% over fiscal 1996's third quarter sales of $113.2 million. The increase was 35% when sales from the Company's divested Material Handling Division are excluded from fiscal 1996 sales for comparative purposes. The growth in sales was generally across all product classes and geographic markets. Sales to customers outside the United States were 27% and 21% of total sales for the third quarter of fiscal 1997 and 1996, respectively. Sales from new and redesigned products introduced over the past two years represented 51% of sales for the third quarter of fiscal 1997.

Gross profit, as a percent of sales, was 25% for the third quarter of fiscal 1997 compared to 28% for the same period of fiscal 1996. The decrease in gross profit percent between the comparative periods was primarily due to a shift in product mix to smaller, less profitable models and the effect of increased sales discounts related to higher volume purchases and increased participation in Company incentive programs.

Selling, general and administrative expenses were $2.5 million higher in the third quarter of fiscal 1997 compared to the same quarter last year, but were
 .5% lower as a percent of sales. The dollar increase included higher personnel and related costs; increased consulting, retirement and travel and entertainment costs; and higher selling expenses associated with increased international business. These increases were partially offset by elimination of costs associated with the divested Material Handling Division and lower bad debt and product development costs.

The effective income tax rates were 37% and 35% for the third quarter of fiscal 1997 and 1996, respectively. The lower effective rate for the fiscal 1996 third quarter was due to projected tax benefits related to export sales.


Results for the First Nine Months of Fiscal 1997 and 1996

Sales for the first nine months of fiscal 1997 were a record $385.1 million, an increase of 34% over the previous year's comparable period. The increase in sales reflected generally stronger demand across all product classes and markets. Excluding the divested Material Handling Division, the increase was 42%. Sales to customers outside the United States were 29% and 25% of total sales for the first nine months of fiscal 1997 and 1996, respectively. Sales from new and redesigned products introduced over the past two years represented 46% of sales for the nine month period of fiscal 1997.

Gross profit, as a percent of sales, was 26% for both the first nine months of fiscal 1997 and fiscal 1996. The effect of higher prices for the first nine months of fiscal 1997 was partially offset due to a shift in product mix to smaller, less profitable models; the effects of increased sales discounts related to higher volume purchases and increased participation in Company incentive programs; and costs related to the introduction of a large number of new products.

Selling, general and administrative expenses were $9.7 million higher in the first nine months of fiscal 1997 compared to same period last year, but were 11% of sales for both periods. The dollar increase was essentially due to the same factors as discussed in the third quarter comparison.

The effective income tax rates were 37% and 35% for the first nine months of fiscal 1997 and 1996, respectively. The factor effecting the lower percentage for the first nine months of fiscal 1997 is the same as discussed in the third quarter comparison.


Financial Condition

The Company continues to maintain a strong financial position, funding capital projects and working capital needs out of operating cash flow and cash reserves, while remaining virtually debt-free. Working capital increased $17.9 million to $89.7 million at April 30, 1997 principally as a result of increased sales growth, including higher inventory and receivable levels to support increased international business.

At April 30, 1997, the Company had unused credit lines totaling $26.2 million and cash balances of $10.3 million. The Company also intends to finance $3 million of capital projects with borrowed funds. The Company considers these resources, coupled with cash expected to be generated by operations, adequate to meet its planned funding needs. Planned major items through July, 1997 are approximately $3 million to further expand the JLG Equipment Services fleet of rental machines and $1.3 million to complete the expansion of the Company's new scissor lift plant. The Company plans to spend $7.2 million for construction of its boom lift manufacturing capacity expansion to be completed by the end of calendar 1997.

The Company's exposure to product liability claims is discussed in Note D -- Commitments and Contingencies. Future results of operations, financial condition and liquidity may be affected to the extent that the Company's ultimate exposure with respect to product liability varies from current estimates.

Outlook

This Outlook section and other parts of this Management's Discussion and Analysis contain forward-looking information and involve risks and uncertainties that could significantly impact expected results. Certain important factors that, in some cases have affected and in the future could affect, the Company's results of operations and that could cause such future results of operations to differ are described in "Cautionary Statements Pursuant to the Securities Litigation Reform Act" which is an exhibit to this report.

Despite the record third quarter results, the Company's domestic order rate softened during the quarter. The contributing factors include lower than expected customer rental fleet utilization rates, reflecting the high level of product deliveries during the traditionally slower winter months and prolonged severe weather conditions in some parts of the country; delayed orders from a large customer related to project delays by its end-user customers; and changing customer order patterns due to improved Company product delivery lead-times. Rental fleet utilization rates for domestic customers did improve modestly in April, but they have not returned to the higher levels that helped support demand throughout most of 1995 and 1996. In response, management is redoubling the Company's cost reduction efforts and appropriately adjusting its production plans and employment levels. Nevertheless, based on customer confidence that domestic rental demand will continue to recover, due in part to the onset of better spring weather and predictions that nonresidential activity will remain robust, management believes that the Company's order rate should likewise improve. Although management's outlook is somewhat uncertain due to the recent order softness, management believes that the fourth quarter will set another record and that margins should continue to reflect the same factors as in the third quarter.

Ernst & Young LLP
Independent Accountants' Review Report



The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. and subsidiaries as of April 30, 1997, and the related condensed consolidated statements of income for the three-month and nine-month periods ended April 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended April 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Ernst & Young LLP


Baltimore, Maryland
May 12, 1997



                       PART II OTHER INFORMATION


ITEMS 1 - 5

None/not applicable.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

	15	Letter re:  Unaudited Interim Financial Information

	27	Financial Data Schedule

	99	Cautionary Statements Pursuant to the Securities Litigation
		Reform Act

(b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended April 30, 1997.

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