Form 10-K
period 1997-07-31
JLG INDUSTRIES INC
filed 1997-10-06
CIK 216275

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                               ----------------
                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                    For the fiscal year ended July 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                 For the transition period from       to

                        Commission file number: 0-8454


                              JLG INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


                PENNSYLVANIA                          25-1199382
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

      1 JLG Drive, McConnellsburg, PA                 17233-9533
  (Address of principal executive offices)            (Zip Code)

              Registrant's telephone number, including area code:
                                (717) 485-5161

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:


           Title of class               Name of exchange on which registered
           --------------               ------------------------------------
    Capital Stock ($.20 par value)           New York Stock Exchange

                               ----------------

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                               ----------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At September 12, 1997, there were 44,011,695 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the Registrant at that date was $529,756,673.


                      Documents Incorporated by Reference

Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are
                          incorporated by reference into Part III.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


Item
----


                                          PART 1
 1. Business  ..............................................................................   1
      Products  ............................................................................   1
      Marketing   ..........................................................................   1
      Product Development  .................................................................   2
      Competition    .......................................................................   2
      Executive Officers of the Registrant   ...............................................   2
      Product Liability    .................................................................   2
      Employees   ..........................................................................   3
      Foreign Operations   .................................................................   3
 2. Properties   ...........................................................................   3
 3. Legal Proceedings  .....................................................................   3
 4. Submission of Matters to a Vote of Security Holders    .................................   3

                                     PART II
 5. Market for the Registrant's Common Equity and Related Stockholder Matters   ............   3
 6. Selected Financial Data  ...............................................................   4
 7. Management's Discussion and Analysis of Financial Condition and Results of Operations      6
 8. Financial Statements and Supplementary Data   ..........................................   8
      Consolidated Balance Sheets   ........................................................   8
      Consolidated Statements of Income   ..................................................   9
      Consolidated Statements of Shareholders' Equity    ...................................   9
      Consolidated Statements of Cash Flows  ...............................................  10
      Notes to Consolidated Financial Statements   .........................................  11
      Report of Ernst & Young LLP, Independent Auditors  ...................................  16
 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      16

                                    PART III
10. Directors and Executive Officers of the Registrant  ....................................  16
11. Executive Compensation   ...............................................................  17
12. Security Ownership of Certain Beneficial Owners and Management  ........................  17
13. Certain Relationships and Related Transactions   .......................................  17

                                     PART IV
14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    .....................  17
      Financial Statement Schedule  ........................................................  17
      Exhibits    ..........................................................................  18
Signatures  ................................................................................  19

                                    PART I


ITEM 1. BUSINESS
The Company is the world's leading manufacturer, distributor and international marketer of aerial work platforms used primarily in industrial, commercial, institutional and construction applications. Sales are made principally to independent equipment rental companies that rent the Company's products and provide service support to equipment users. Equipment purchases by end-users, either directly from the Company or through distributors, comprise a significant, but smaller portion of sales. The Company also generates revenues from sales of used equipment and from equipment rentals and services provided by its JLG Equipment Services operations.

Products
Aerial work platforms are designed to permit workers to position themselves and their tools and materials efficiently and quickly in elevated work areas that otherwise might have to be reached by the erection of scaffolding, by the use of ladders, or through other devices. Aerial work platforms consist of boom, scissor and vertical mast lifts. These work platforms are mounted either at the end of telescoping and/or articulating booms or on top of scissor or other vertical lifting mechanisms, which, in turn, are mounted on, four-wheel chassis. The Company offers aerial work platforms powered by electric motors or gasoline, diesel, or propane engines. All of the Company's aerial work platforms are designed for stable operation in elevated positions.

Boom lifts are especially useful for reaching over machinery and equipment that is mounted on floors and for reaching other elevated positions not easily approached by a vertical lifting device. The Company produces boom lift models of various sizes with platform heights of up to 150 feet. The boom may be rotated up to 360 degrees in either direction, raised or lowered from vertical to below horizontal, and extended while the work platform remains horizontal and stable. These machines can be maneuvered forward or backward and steered in any direction by the operator from the work platform, even while the boom is extended. Boom-type models have standard-sized work platforms, which vary in size up to 3 by 8 feet, and the rated lift capacities range from 500 to 1,000 pounds. The distributor net price of the Company's standard models at July 31, 1997, ranged from approximately $18,700 to $325,000.

Scissor lifts are designed to provide larger work areas, and generally to allow for heavier loads than boom lifts. Scissor lifts may be maneuvered in a manner similar to boom lifts, but the platforms may be extended only vertically, except for an available option that extends the deck horizontally up to 6 feet. Scissor lifts are available in various models, with maximum platform heights of up to 50 feet and various platform sizes up to 6 by 14 feet. The rated lift capacities range from 500 to 2,500 pounds. The distributor net price of the Company's standard models at July 31, 1997, ranged from approximately $9,500 to $49,100.

Self-propelled and push-around vertical mast lifts consist of a work platform attached to an aluminum mast that extends vertically, which, in turn, is mounted on either a push-around or self-propelled base. Available in various models, these machines in their retracted position can fit through standard door openings, yet reach platform heights of up to 36 feet when fully extended. The rated lift capacities range from 300 to 750 pounds. The distributor net price of the Company's standard models at July 31, 1997, ranged from approximately $3,400 to $8,600.

Marketing
The Company's products are marketed internationally, primarily through a network of independent distributors. The North American distributor network approximates 100 companies operating through nearly 300 branches. In Europe, the Company's distribution base includes approximately 80 locations. The Company also has established distributors in the Asia/Pacific region, Australia, Japan and Latin America, including a joint-venture arrangement in Brazil. The Company's distributors rent and sell the Company's products and provide service support. The Company also sells directly through its own marketing organizations to certain major and national accounts, as well as to customers in parts of the world where independent distribution is either not available or not commercially feasible.

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

The Company maintains a national rental fleet of aerial work platforms. The purpose of this fleet is to assist the Company's distributors in servicing large, one-time projects and in meeting periods of unanticipated rental demand, and to make available equipment to distributors with growing markets, but limited financial resources. This operation also repairs and refurbishes equipment for its own use or for sale to its distributors.


Product Development
The Company invests significantly in product development and diversification, including improvement of existing products and modification of existing products for special applications. Product development expenditures totaled $7,280,000, $6,925,000, and $5,542,000 for the fiscal years 1997, 1996 and
1995, respectively. New and redesigned products introduced in the past two years accounted for approximately 46% percent of fiscal 1997 sales.

The Company has various registered trademarks and patents and considers them to be beneficial in its business.


Competition
In selling its major products, the Company experiences two types of competition. The Company competes with more traditional means of accomplishing the tasks performed by aerial work platforms, such as ladders, scaffolding and other devices. The Company believes that its aerial work platforms in many applications are safer, more versatile and more efficient, taking into account labor costs, than traditional methods and that its aerial work platforms enjoy competitive advantages when the job calls for frequent movement from one location to another at the same site, or when there is a need to return to the ground frequently for tools and materials.

The Company competes principally with nine aerial work platform manufacturers. Some of the Company's competitors are part of, or are affiliated with, companies which are larger and have greater financial resources than the Company. The Company believes that its product quality, customer service, experienced distribution network, national rental fleet and reputation for leadership in product improvement and development provide significant competitive advantages.

The Company believes it commands the largest share of the market for boom lift and scissor lift products and is one of the three largest producers of vertical mast lifts.


Executive Officers of the Registrant


                               Positions with the Company
Name                     Age   (date of initial election)
----                     ---   --------------------------
L. David Black           60    Chairman of the Board, President and Chief Executive Officer
                               (1993); prior to 1993, President and Chief Executive Officer (1991).

Charles H. Diller, Jr.   52    Executive Vice President and Chief Financial Officer (1990).

Michael Swartz           52    Senior Vice President--Marketing (1990).

Rao G. Bollimpalli       59    Senior Vice President--Engineering (1990).

Raymond F. Treml         57    Senior Vice President--Manufacturing (1990).

All executive officers listed above are elected to hold office for one year or until their successors are elected and qualified, and have been employed in the capacities noted for more than five years, except as indicated. No family relationship exists among the above-named executive officers.


Product Liability
Because the Company's products are used to elevate and move personnel and materials above the ground, use of the Company's products involves exposure to personal injury, as well as property damage, particularly if improperly operated or without proper maintenance or training. Based upon the Company's best estimate of anticipated losses, product liability costs approximated 0.7%, 0.9% and 1.4% of net sales, for the years ended July 31, 1997, 1996 and 1995, respectively.

For additional information relative to product liability insurance coverage and cost, see the note entitled Commitments and Contingencies of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.


Employees
The Company had 2,686 and 2,705 persons employed as of July 31, 1997 and 1996, respectively. In September 1997, the Company reduced its workforce 27% pursuant to a restructuring plan to re-size the Company for current market conditions. The Company believes its employee relations are good, and it has experienced no work stoppages as a result of labor problems.


Foreign Operations
The Company manufactures its products in the U.S. for sales throughout the world. Sales to customers outside the U.S. were 30%, 24% and 18% of total net sales for 1997, 1996 and 1995, respectively. Sales in Europe were 15%, 12% and 8% of total sales for 1997, 1996 and 1995, respectively.


ITEM 2. PROPERTIES
The Company has manufacturing plants and office space at six sites in Pennsylvania totaling 770,000 square feet and situated on 110 acres of land. Of this, 687,000 square feet are owned, with the remainder under long-term lease. The Company owns a small facility in Australia and has several other sales and service locations under operating leases in Australia and Scotland. The Company's properties used in its operations are considered to be in good operating condition, well-maintained and suitable for their present purposes.


ITEM 3. LEGAL PROCEEDINGS
The Company makes provisions relating to probable product liability claims. For information relative to product liability claims, see the note entitled Commitments and Contingencies of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.


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



------------------------------------------------------------------------------------
                                                                    Average Shares
                                  Price per Share                    Traded Daily
                                ----------------------------------------------------
Quarter Ended                1997                 1996             1997       1996
------------------------------------------------------------------------------------
                       High        Low       High        Low
------------------------------------------------------------------------------------
October 31  ......    $24.25     $13.50     $ 8.33     $ 5.67    334,032     261,809
January 31  ......    $20.63     $14.50     $10.17     $ 7.67    273,575     219,170
April 30 .........    $21.38     $11.50     $19.08     $ 8.83    375,933     397,375
July 31  .........    $16.25     $11.00     $29.50     $12.00    325,347     916,362
------------------------------------------------------------------------------------

All share and per share data in the table above have been adjusted for the two-for-one stock splits distributed in April and October 1995 and the three-for-one split distributed in July 1996. The Company's quarterly cash dividend rate is currently $.005 per share, or $.02 on an annual basis.

ITEM 6. SELECTED FINANCIAL DATA


ELEVEN-YEAR FINANCIAL SUMMARY
(in thousands of dollars, except per share data)

--------------------------------------------------------------------------------------------------
Year ended July 31                                   1997        1996        1995         1994
--------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------------------------
Net sales                                         $526,266    $413,407    $269,211     $ 176,443
Gross profit                                       130,005     108,716      65,953        42,154
Selling, administrative and product
 development expenses                              (56,220)    (44,038)    (33,254)      (27,147)
Restructuring charge                                (1,897)
Income (loss) from operations                       71,888      64,678      32,699        15,007
Interest expense                                      (362)       (293)       (376)         (380)
Other income (expense), net                           (288)      1,281         376           (24)
Income (loss) before taxes                          71,238      65,666      32,699        14,603
Income tax (provision) benefit                     (25,090)    (23,558)    (11,941)       (5,067)
Net income (loss)                                   46,148      42,108      20,758         9,536

--------------------------------------------------------------------------------------------------
PER SHARE DATA
--------------------------------------------------------------------------------------------------
Net income (loss)                                     1.06        0.95        0.49          0.23
Cash dividends                                         .02       0.015      0.0092        0.0083
Shares used in computation (in thousands)           43,606      44,392      42,508        41,950

--------------------------------------------------------------------------------------------------
PERFORMANCE MEASURES
--------------------------------------------------------------------------------------------------
Return on sales                                        8.8%       10.2%        7.7%          5.4%
Return on average assets                              21.6%       28.5%       20.2%         12.1%
Return on average shareholders' equity                33.3%       47.9%       37.1%         23.8%

--------------------------------------------------------------------------------------------------
FINANCIAL POSITION
--------------------------------------------------------------------------------------------------
Working capital                                     84,638      71,807      45,404        32,380
Current assets as a percent of current
 liabilities                                           219%        226%        216%          208%
Property, plant and equipment, net                  56,064      34,094      24,785        19,344
Total assets                                       249,392     182,628     119,708        91,634
Total debt                                           3,952       2,194       2,503         7,578
Shareholders' equity                               161,945     113,208      68,430        45,706
Total debt as a percent of total capitalization          2%          2%          4%           14%
Book value per share                                  3.70        2.61        1.60          1.09

--------------------------------------------------------------------------------------------------
OTHER DATA
--------------------------------------------------------------------------------------------------
Product development expenditures                     7,280       6,925       5,542         4,373
Capital expenditures, net of retirements            29,757      16,668       8,618         7,762
Additions to rental fleet, net of disposals         14,199       9,873       1,548         1,455
Depreciation and amortization                       10,389       6,505       3,875         2,801
Employees                                            2,686       2,705       2,222         1,620
--------------------------------------------------------------------------------------------------

This summary should be read in conjunction with Management's Discussion and Analysis. All share and per share data have been adjusted for the two-for-one stock splits distributed in April and October 1995 and the three-for-one stock split distributed in July 1996.

========================================================================================
   1993         1992          1991        1990        1989         1988         1987
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
$123,034     $ 110,479    $   94,439   $149,281    $121,330     $  81,539    $  59,827
  28,240        22,542        20,113     37,767      32,384        23,598       17,075

 (23,323)      (22,024)      (21,520)   (21,834)    (18,974)      (14,117)     (11,946)
                (4,922)       (2,781)    (1,015)
   4,917        (4,404)       (4,188)    14,918      13,410         9.481        5,129
    (458)       (1,218)       (1,467)    (2,344)     (1,375)         (925)      (1,039)
     180          (149)         (707)       858         399           485          958
   4,639        (5,771)       (6,362)    13,432      12,434         9,041        5,048
  (1,410)        2,733         3,122     (4,950)     (4,882)       (3,766)      (3,008)
   3,229        (3,038)       (3,240)     8,482       7,552         5,275        2,040

----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------

    0.07        (0.07)         (0.08)      0.20        0.18          0.13         0.05
                 0.005        0.0208     0.0167      0.0125        0.0083
  43,634        43,077        42,542     42,121      42,019        41,331       40,854
     2.6%         (2.8%)        (3.4%)     5.7%         6.2%          6.5%         3.4%
     4.6%         (4.0%)        (4.2%)     10.4%       11.9%         10.8%         4.9%
     8.5%         (7.9%)        (7.7%)     21.8%       23.5%         21.2%         9.8%

----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
  26,689        33,304        36,468     47,289      34,745        27,378       16,895
     217%          268%          266%       304%        254%          250%         216%
  13,877        13,511        13,726     14,402      11,343         8,677        7,975
  72,518        73,785        74,861     86,741      70,570        57,692       42,431
   4,471        12,553        14,175     18,404      13,799        11,805        5,513
  38,939        37,186        38,596     44,109      35,331        28,465       22,582
      10%           25%           27%        29%         28%           29%          20%
    0.89          0.86          0.90       1.05        0.84          0.68         0.55
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
   3,385         3,628         3,430      3,520       2,904         2,910        2,010
   3,570         1,364         1,637      4,615       4,054         1,619        1,197
     273         3,470           534                 (1,437)         (481)         912
   2,500         2,569         1,953      1,771       1,609         1,968        1,830
   1,324         1,014         1,182      1,565       1,455           972          804
----------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Sales for 1997 increased 27% over 1996 and 54% from 1996 to 1995. Excluding the Material Handling Division, which was divested in May 1996, the increase was 33% for 1997. The increase in sales reflected generally stronger demand across all product classes and markets. Sales to customers outside the United States were 30%, 24% and 18% of total sales in 1997, 1996 and 1995, respectively. Sales from new and redesigned products introduced over the past two years contributed 46%, 27% and 24% to sales in 1997, 1996 and 1995, respectively.

Gross profit, as a percent of sales, decreased to 25% in 1997 from 26% in 1996. The decrease is principally due to a shift in product mix to smaller, less profitable models; the effects of increased sales discounts related to increasingly competitive market conditions; and product introduction costs. Gross profit, as a percent of sales, increased to 26% in 1996 from 24% in 1995 primarily due to the effects of spreading fixed overhead expenses over a higher production base, lower product liability costs and higher selling prices.

Selling, administrative and product development expenses increased $12.2 million and $10.8 million in 1997 and 1996, respectively, but as a percent of sales were 11% for 1997 and 1996, compared to 12% for 1995. The dollar increase for both years principally reflected higher personnel and related costs, increased expenses associated with expanding foreign operations and increased consulting expenses. The increase in 1996 also included higher advertising costs which was partially offset by lower bad debt expenses.

During the fourth quarter of 1997, the Company initiated plans to downsize and rationalize its operations. This resulted in a restructuring charge of $1.9 million for severance and termination benefits and costs associated with closing a smaller, less productive manufacturing facility and ceasing planned expansion of administrative facilities. The Company anticipates that an additional $5 million of restructuring costs related to workforce reductions and retraining employees will be incurred in 1998, which do not qualify for inclusion in 1997 under generally accepted accounting principles.

For 1997, miscellaneous expense included $800,000 in currency conversion losses compared to $800,000 in gains for 1996.

The effective income tax rates were 35%, 36% and 37% for 1997, 1996 and 1995, respectively. The decreases in the effective income tax rate are primarily due to tax benefits related to the increasing level of export sales and a lower effective state income tax rate.


Financial Condition
The Company continues to maintain a strong financial position, funding capital projects and working capital needs principally out of operating cash flow and cash reserves, while remaining virtually debt-free. Working capital increased by $12.8 million in 1997 and $26.4 million in 1996, principally as a result of increased sales growth, including higher inventory and receivable levels to support increased international business.

At July 31, 1997, the Company had unused credit lines totaling $30 million and cash balances of $25.4 million. The Company considers these resources, coupled with cash expected to be generated by operations, adequate to meet its foreseeable funding needs, including anticipated 1998 expenditures of $13.3 million for capital projects and $14.0 million in additions to its equipment held for rental.

The Company's exposure to product liability claims is discussed in the note entitled Commitments and Contingencies of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. Future results of operations, financial condition and liquidity may be affected to the extent that the Company's ultimate exposure with respect to product liability varies from current estimates.

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

The outlook for fiscal 1998 is for the temporary product saturation that led to softer order patterns during the second half of fiscal 1997 to continue, but improvement is expected as the year progresses. Therefore, management expects fiscal 1998's sales to be significantly below 1997's levels, approximating fiscal 1996's $413 million. Net income and earnings per share are likewise expected to be significantly below 1997's level due principally to the softer order patterns, the continuation of the unfavorable product mix to smaller, less profitable machines and increasingly competitive market conditions.

Management plans to focus on specific improvement goals during fiscal 1998 including: improve processes and reduce costs; accelerate new product development; expand global distribution; enhance customer support services; grow JLG Equipment Services; strengthen employee involvement and pursue strategic acquisitions. The goal of this business plan is to position the Company for long-term profitable growth and enhanced shareholder value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS


                                                                                  July 31
                                                                          -----------------------
(in thousands, except per share data)                                        1997          1996
=================================================================================================
ASSETS
------
Current Assets
 Cash   ...............................................................    $ 25,436   $ 30,438
 Accounts receivable, less allowance for doubtful accounts of $1,282
  in 1997 and $1,215 in 1996 ..........................................      70,164     54,342
 Inventories:
  Finished goods ......................................................      30,441     12,925
  Work in process   ...................................................      12,132     13,972
  Raw materials  ......................................................      11,154     12,536
                                                                           -------------------
                                                                             53,727     39,433
 Other current assets  ................................................       6,381      4,649
                                                                           -------------------
  Total Current Assets ................................................     155,708    128,862
Property, Plant and Equipment
 Land and improvements ................................................       4,124      3,443
 Buildings and improvements  ..........................................      21,266     14,119
 Machinery and equipment  .............................................      58,592     37,960
                                                                           -------------------
                                                                             83,982     55,522
 Less allowance for depreciation   ....................................      27,918     21,428
                                                                           -------------------
                                                                             56,064     34,094
Equipment Held for Rental, net of accumulated depreciation of $3,626 in
 1997 and $1,475 in 1996  .............................................      24,951     13,459
Other Assets  .........................................................      12,669      6,213
                                                                           -------------------
                                                                           $249,392   $182,628
                                                                           ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
 Current portion of long-term debt ....................................    $    267   $    243
 Accounts payable   ...................................................      43,027     34,535
 Accrued payroll and related taxes ....................................      10,256      8,904
 Accrued sales costs   ................................................       6,025      3,409
 Other current liabilities   ..........................................      11,495      9,964
                                                                           -------------------
  Total Current Liabilities  ..........................................      71,070     57,055
Long-Term Debt   ......................................................       3,685      1,951
Contingent and Other Liabilities   ....................................      12,692     10,414
Shareholders' Equity
 Capital stock:
  Authorized shares: 100,000, at $.20 par value
  Issued and outstanding shares: 1997--43,726 shares;
   1996--43,382 shares ................................................       8,745      8,676
 Additional paid-in capital  ..........................................      11,391      7,879
 Equity adjustment from translation   .................................      (2,180)    (2,060)
 Retained earnings  ...................................................     143,989     98,713
                                                                           -------------------
  Total Shareholders' Equity ..........................................     161,945    113,208
                                                                           -------------------
                                                                           $249,392   $182,628
                                                                           ===================

The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME


                                                         Years Ended July 31
                                                  ---------------------------------
(in thousands, except per share data)                1997          1996        1995
===================================================================================
Net Sales  ....................................  $526,266     $413,407  $269,211
Cost of sales .................................   396,261      304,691   203,258
                                                 -------------------------------
Gross Profit  .................................   130,005      108,716    65,953
Selling, administrative and product development
 expenses  ....................................    56,220       44,038    33,254
Restructuring charge   ........................     1,897
                                                 -------------------------------
Income from Operations ........................    71,888       64,678    32,699
Other income (deductions):
 Interest expense   ...........................      (362)        (293)     (376)
 Miscellaneous, net ...........................      (288)       1,281       376
                                                 -------------------------------
Income before Taxes ...........................    71,238       65,666    32,699
Income tax provision   ........................    25,090       23,558    11,941
                                                 -------------------------------
Net Income ....................................  $ 46,148     $ 42,108  $ 20,758
                                                 ===============================
Net Income per Share   ........................  $   1.06     $    .95  $    .49
                                                 ===============================
Weighted Average Shares   .....................    43,606       44,392    42,508
                                                 ===============================

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY




                                                                                   Equity
                                                 Capital Stock     Additional    Adjustment
                                              --------------------   Paid-in        from       Retained    Treasury
(in thousands, except per share data)          Shares   Par Value    Capital     Translation   Earnings     Stock
-------------------------------------------------------------------------------------------------------------------
Balances at July 31, 1994  ..................  41,906    $8,816      $ 4,984       ($1,899)    $ 36,884    ($3,079)
Net income for the year .....................                                                    20,758
Dividends paid: $.0092 per share ............                                                      (389)
Aggregate translation adjustment, net of
 deferred tax benefit of $837 ...............                                          100
Stock option transactions  ..................     553       111          985
Contribution to employee benefit plan  ......     366                    640                                   519
Retirement of treasury stock  ...............              (362)      (2,198)                                2,560
--------------------------------------------------------------------------------------------------------------------
Balances at July 31, 1995  ..................  42,825     8,565        4,411        (1,799)      57,253
Net income for the year .....................                                                    42,108
Dividends paid: $.015 per share  ............                                                      (648)
Aggregate translation adjustment, net of
 deferred tax benefit of $737 ...............                                         (261)
Stock option transactions  ..................     557       111        3,468
--------------------------------------------------------------------------------------------------------------------
Balances at July 31, 1996  ..................  43,382     8,676        7,879        (2,060)      98,713
Net income for the year .....................                                                    46,148
Dividends paid: $.02 per share...............                                                      (872)
Aggregate translation adjustment, net of
 deferred tax benefit of $1,228  ............                                         (120)
Stock option transactions  ..................     344        69        3,512
--------------------------------------------------------------------------------------------------------------------
Balances at July 31, 1997  ..................  43,726    $8,745      $11,391       ($2,180)    $143,989
                                               =====================================================================

The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        Year Ended July 31
                                                           ---------------------------------------------
(in thousands)                                                 1997           1996              1995
=========================================================================================================
Operations
Net income .............................................    $  46,148       $ 42,108         $  20,758
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation   .......................................       10,389          6,505             3,875
  Provision for self-insured losses   ..................        2,745          2,938             2,800
  Deferred income taxes   ..............................          775            502              (596)
                                                            ------------------------------------------
                                                               60,057         52,053            26,837
 Changes in operating assets and liabilities:
  Accounts receivable  .................................      (15,822)       (23,748)           (7,522)
  Inventories ..........................................      (14,294)       (13,686)           (9,867)
  Other current assets .................................       (1,506)          (278)            1,412
  Accounts payable  ....................................        8,492         16,680             5,251
  Accrued expenses and other current liabilities  ......        5,499          3,076             4,328
 Changes in other assets and liabilities ...............       (7,819)        (3,406)           (1,857)
                                                            ------------------------------------------
Cash provided by operations  ...........................       34,607         30,691            18,582
Investments
Purchases of property, plant and equipment  ............      (29,795)       (16,690)          (11,035)
Proceeds from sale of property, plant and
 equipment .............................................           38             22             2,417
Additions to equipment held for rental   ...............      (14,199)        (9,873)           (1,548)
Proceeds from sale of Material Handling Division  ......                      10,954
                                                            ------------------------------------------
Cash used for investments ..............................      (43,956)       (15,587)          (10,166)
Financing
 Issuance of long-term debt  ...........................        2,000
 Repayment of long-term debt ...........................         (242)          (309)           (5,081)
 Payment of dividends  .................................         (872)          (648)             (389)
 Exercise of stock options   ...........................        3,581          3,579               915
 Stock issued for employee benefit plans ...............                                         1,159
                                                            ------------------------------------------
Cash provided by (used for) financing ..................        4,467          2,622            (3,396)
Currency Adjustments
 Effect of exchange rate changes on cash ...............         (120)          (261)             (135)
Cash
 Net change in cash ....................................       (5,002)        17,465             4,885
 Beginning balance  ....................................       30,438         12,973             8,088
                                                            ------------------------------------------
 Ending balance  .......................................    $  25,436       $ 30,438         $  12,973
                                                            ==========================================

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)
================================================================================
SUMMARY OF SIGNIFICANT ACCOUNTING POLICES



Principles of Consolidation and Statement Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for 1997.



Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents and classifies such amounts as cash.


Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the LIFO (last-in, first-out) method because it results in a better matching of current costs and revenues. Inventories at July 31, 1997 and 1996 would have been higher by $5,870 and $4,307, respectively, had the Company used FIFO cost, which approximates current cost, rather than LIFO cost, for valuation of its inventories.


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


Capital Stock
The Company distributed a three-for-one stock split in July 1996 and two-for-one splits in April 1995 and October 1995. The splits were effected by stock dividends. All share and per share data included in this report have been restated to reflect the stock splits.


Product Development
The Company incurred product development and other engineering expenses of $7,280, $6,925 and $5,542 in 1997, 1996 and 1995, respectively, which were charged to expense as incurred.


Fair Value of Financial Instruments
The fair value of the Company's long-term debt is estimated to approximate the carrying amount reported in the consolidated balance sheet based on current interest rates for similar types of borrowing arrangements.


Stock-Based Compensation
The Company has elected to apply Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options. Under this Opinion, the Company does not recognize compensation expense arising from such grants because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Pro forma income and earnings per share data required by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," are not included herein since they are not materially different from amounts reported.

Translation of Foreign Currencies
The financial statements of the Company's Australian operation are measured in its local currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of shareholders' equity.

The financial statements of the Company's European operation are prepared using the U.S. dollar as its functional currency. The transactions of this operation that are denominated in foreign currencies have been remeasured in U.S. dollars, and any resulting gain or loss is reported in income.


Net Income Per Share
Net income per share for all periods presented is computed by dividing net income by the weighted average shares outstanding. The effect of capital stock equivalents is immaterial to earnings per share.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for periods ending after December 15, 1997. Earlier application is not permitted. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of options will be excluded. As a result of adopting Statement 128, no change is anticipated in the previously reported primary earnings per share for years ended July 31, 1997, 1996 and 1995. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.


INCOME TAXES
The income tax provision consisted of the following for the years ended July
31:


--------------------------------------------------------
                            1997       1996       1995
--------------------------------------------------------
Current:
 Federal  .............   $23,442    $20,476    $10,641
 State ................     2,423      2,580      1,896
                          -----------------------------
                           25,865     23,056     12,537
Deferred:
 Federal  ............       (674)       435       (483)
 State ...............       (101)        67       (113)
                          -----------------------------
                             (775)       502       (596)
                          -----------------------------
                          $25,090    $23,558    $11,941
                          =============================

The Company made income tax payments of $24,928, $24,435, and $11,858 in 1997, 1996, and 1995, respectively.

The difference between the U.S. federal statutory income tax rate and the Company's effective tax rate is as follows for the years ended July 31:




------------------------------------------------------------------------------------
                                                     1997         1996          1995
------------------------------------------------------------------------------------
Statutory U.S. federal income tax rate   .........     35%          35%           35%
State tax provision, net of federal effect  ......      2            3             4
Other   ..........................................     (2)          (2)           (2)
                                                      ------------------------------
                                                       35%          36%           37%
                                                      ==============================

Components of deferred tax assets and liabilities were as follows at July 31:


---------------------------------------------------------------------
                                                     1997       1996
---------------------------------------------------------------------
Future income tax benefits:
 Contingent liabilities provisions   ............  $4,542     $4,065
 Employee benefits ..............................   1,910      1,331
 Translation adjustments ........................   1,256      1,193
 Inventory valuation provisions   ...............     921        649
 Other ..........................................     673        966
                                                    -----     ------
                                                    9,302      8,204
                                                    -----     ------
Deferred tax liabilities:
 Depreciation and asset basis differences  ......   1,577      1,165
 Other ..........................................                153
                                                              ------
                                                    1,577      1,318
                                                    -----     ------
                                                    7,725      6,886
Less valuation allowance ........................    (280)      (222)
                                                    -----     ------
Net deferred tax assets  ........................  $7,445     $6,664
                                                   =================

The current and long-term deferred tax asset amounts are included in other current and other asset amounts on the consolidated balance sheets.


EMPLOYEE BENEFIT PLANS

The Company has a discretionary, defined-contribution retirement plan covering all its eligible U.S. employees. The Company's policy is to fund the pension cost as accrued. Plan assets are invested in money market funds, mutual funds and the Company's capital stock. The aggregate expense relating to these plans was $4,716, $4,355 and $2,298 in 1997, 1996 and 1995, respectively.

The Company's stock incentive plan has reserved 5,321 common shares that may be awarded to key employees in the form of options to purchase capital stock or restricted shares. The option price is set by the Compensation Committee of the Company's Board of Directors. For all options currently outstanding, the option price is the fair market value of the shares on their date of grant.

The Company's stock option plan for directors provides for annual grants to each outside director of a single option to purchase six thousand shares of capital stock, providing the Company earned a net profit, before extraordinary items, for the prior fiscal year. The option price shall be equal to the shares' fair market value on their date of grant. An aggregate of 1,920 shares of capital stock is authorized to be issued under the plan.

Outstanding options and transactions involving the plans are summarized as follows:



-----------------------------------------------------------------------------------------------------------------
                                                          1997                 1996                1995
-----------------------------------------------------------------------------------------------------------------
                                                             Weighted              Weighted             Weighted
                                                             Average               Average              Average
                                                             Exercise              Exercise             Excercise
                                                   Options    Price     Options     Price     Options    Price
-----------------------------------------------------------------------------------------------------------------
Outstanding options at the beginning of the year   1,705      $ 4.28    1,911       $ 2.58    2,077      $ 2.01
Options granted .................................     36       17.44      275        12.57      455        4.72
Options canceled   ..............................    (34)       3.96       (8)        2.93      (44)       2.15
Options exercised  ..............................   (241)       2.33     (473)        2.07     (577)       1.19
                                                   --------------------------------------------------------------
Outstanding options at the end of the year ......  1,466      $ 4.88    1,705       $ 4.28    1,911      $ 2.58
                                                   ==============================================================
Exercisable options at the end of the year ......  1,082      $ 3.95      778       $ 2.65      535      $ 1.74
                                                   ==============================================================

Exercise prices for options outstanding at July 31, 1997, ranged from $.94 to $17.44. The weighted average remaining contractual life of those options is seven years.


RESTRUCTURING CHARGE
During the fourth quarter of 1997, the Company initiated plans to downsize and rationalize its operations. This resulted in a restructuring charge of $1.9 million for severance and termination benefits and costs associated with closing a smaller, less productive manufacturing facility and ceasing planned expansion of administrative facilities. At July 31, 1997, $1.1 million of restructuring costs are included in other accrued expenses.


INDUSTRY AND EXPORT DATA
The Company operates in one dominant industry segment--the manufacture, sale and rental of aerial work platforms. The Company manufactures its products in the U.S., and the majority of its customers are U.S.-based equipment rental firms. Additionally, its receivables from these customers are generally not collateralized. One customer accounted for 13% of sales for 1997, 1996 and 1995. Export sales were 30%, 24% and 18% of total sales for 1997, 1996 and 1995, respectively. Sales in Europe were 15%, 12% and 8% of total sales for 1997, 1996 and 1995, respectively.


COMMITMENTS AND CONTINGENCIES
The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for fiscal year 1997 was comprised of a self-insured retention of $5 million and catastrophic coverage of $25 million in excess of the retention. The Company contracts with an independent insurance firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all outstanding claims of which the Company is aware, accrued liabilities of $9.6 million and $8.9 million were established at July 31, 1997 and 1996, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such estimated amounts. As of July 31, 1997 and 1996, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

UNAUDITED QUARTERLY FINANCIAL INFORMATION
Unaudited financial information was as follows for the fiscal quarters within the years ended July 31:




---------------------------------------------------------------------------
                                                       Net       Net Income
                      Net Sales     Gross Profit     Income      Per Share
---------------------------------------------------------------------------
1997
October 31  ......     $120,206       $ 32,703      $12,343        $ .28
January 31  ......      121,246         30,996       11,227          .26
April 30 .........      143,642         35,691       12,921          .30
July 31  .........      141,172         30,615        9,657          .22
                      -----------------------------------------------------
                       $526,266       $130,005      $46,148        $1.06
                      =====================================================
1996
October 31  ......     $ 86,701       $ 21,494      $ 7,780        $ .18
January 31  ......       87,558         22,458        8,268          .19
April 30 .........      113,217         31,296       12,461          .28
July 31  .........      125,931         33,468       13,599          .30
                      -----------------------------------------------------
                       $413,407       $108,716      $42,108        $ .95
                      =====================================================

REPORT OF MANAGEMENT
The consolidated financial statements of JLG Industries, Inc. in this report were prepared by its management, which is responsible for their content. In management's opinion, the financial statements reflect amounts based upon its best estimates and informed judgments and present fairly the financial position, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.

The Company maintains a system of internal accounting controls and procedures which are intended, consistent with justifiable cost, to provide reasonable assurance that transactions are executed as authorized, that they are properly recorded to produce reliable financial records, and that accountability for assets is maintained. The accounting controls and procedures are supported by careful selection and training of personnel, examination by an internal auditor and continuing management commitment to the integrity of the internal control system.

The financial statements have been audited by Ernst & Young LLP, independent auditors. The independent auditors have evaluated the Company's internal control and performed tests of procedures and accounting records in connection with the issuance of their reports on the fairness of the financial statements.


The Board of Directors has appointed an Audit Committee composed entirely of directors who are not employees of the Company. The Audit Committee meets with representatives of management, the internal auditor and independent auditors both separately and jointly. Its functions include recommending the independent auditors and reviewing the scope and fee of the prospective annual audit and the results of their work; reviewing the adequacy of the Company's internal audit function, as well as the accounting and financial controls and procedures; and approving the nature and scope of nonaudit services performed by the independent auditors.








/s/ L. David Black                                   /s/ Charles H. Diller,
--------------------                                 ------------------------
L. David Black                                       Charles H. Diller, Jr.
Chairman of the Board,                               Executive Vice President
President and                                        and Chief Financial Officer
Chief Executive Officer


September 1, 1997

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board of Directors and Shareholders
JLG Industries, Inc.
McConnellsburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of JLG Industries, Inc. as of July 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1997. Our audit also included the financial statement schedule listed in the index of Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JLG Industries, Inc. at July 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP
Baltimore, Maryland
September 4, 1997




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item 10 relating to identification of directors is set forth under the caption "Election of Directors" in the Company's Proxy Statement and is incorporated herein by reference. Identification of officers is presented in Item 1 of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 relating to executive compensation is set forth under the captions "Board of Directors" and "Executive Compensation" of the Company's Proxy Statement and is herein incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item 12 relating to security ownership of certain beneficial owners and management is set forth under the caption "Voting Securities and Principal Holders" of the Company's Proxy Statement and is herein incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item 13 relating to certain relationships and related transactions is set forth under the caption "Certain Transactions" of the Company's Proxy Statement and is herein incorporated by reference.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The consolidated financial statements of the registrant and its subsidiaries are set forth in Item 8 of Part II of this report.

  (2) Financial Statement Schedule II, Valuation and Qualifying Accounts


                                                           Charged
                                            Balance at     to Costs     Charged      Deductions      Balance
                                            Beginning        and        to Other        from         at End
(thousands of dollars)                       of Year       Expenses     Accounts     Reserves(1)     of Year
------------------------------------------------------------------------------------------------------------
Year ended July 31, 1997
 Allowance for doubtful accounts  ......      $1,215         $ 96                     ($  29)         $1,282
                                              ==============================================================
Year ended July 31, 1996
 Allowance for doubtful accounts  ......      $1,325         $107                      ($217)         $1,215
                                              ==============================================================
Year ended July 31, 1995
 Allowance for doubtful accounts  ......      $  965         $360                                     $1,325
                                              ==============================================================

(1) Includes amounts written off and transferred to other accounts and adjustment resulting from conversion of foreign currencies

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  (3) Exhibits


  3.1     Articles of Incorporation of JLG Industries, Inc., which appears as Exhibit 3 to the Company's Form
          10-Q (File No. 0-8454--filed December 13, 1996), is hereby incorporated by reference.
  3.2     By-laws of JLG Industries, Inc., which appears as Exhibit 3.4 to the Company's Form 10-K (File
          No. 0-8454--filed October 17, 1996), is hereby incorporated by reference.
  4.1     Trust Indenture between the Bedford County, Pennsylvania Industrial Development Authority and
          the Fulton County National Bank and Trust Company, as Trustee, which appears as Exhibit B5 to the Company's Form 10-K (File No. 0-8454--filed October 24, 1979), is hereby incorporated by reference.
  4.2     Installment Sale Agreement between Bedford County, Pennsylvania Industrial Development
          Authority and JLG Industries, Inc., which appears as Exhibit B6 to the Company's Form 10-K (File
          No. 0-8454 --filed October 24, 1979), is hereby incorporated by reference.
  4.3     Agreement to disclose upon request.
 10.1     Stock Redemption Agreement dated August 27, 1980, between JLG Industries, Inc. and Paul K.
          Shockey, which appears as Exhibit 25 to the Company's Form S-7 (Registration No. 2-69194--filed
          September 18, 1980), is hereby incorporated by reference.
 10.2     JLG Industries, Inc. Directors' Deferred Compensation Plan amended and restated as of August 1,
          1997.
 10.3     JLG Industries, Inc. Stock Incentive Plan amended and restated as of August 1, 1997.
 10.4     Credit Agreement dated December 21, 1989 among JLG Industries, Inc., the First National Bank of Maryland, and Philadelphia National Bank, which appears as Exhibit 4.1 to the Company's 10-Q
          (File No. 0-8454 filed March 12, 1990), is hereby incorporated by reference.
 10.5     First Modification Agreement, dated January 29, 1990 to the Credit Agreement dated December 21,
          1989 among JLG Industries, Inc., the First National Bank of Maryland, and Philadelphia National
          Bank, which appears as Exhibit 4.3 to the Company's 10-Q (File No. 0-8454--filed March 12, 1990), is hereby incorporated by reference.
 10.6     Second Modification Agreement, dated September 17, 1993 to the Credit Agreement dated December
          21, 1989 among JLG Industries, Inc., the First National Bank of Maryland, and Philadelphia National
          Bank, which appears as Exhibit 10.12 to the Company's 10-K (File No. 0-8454--filed October 20,
          1993), is hereby incorporated by reference.
 10.7     JLG Industries, Inc. Directors Stock Option Plan amended and restated as of August 1, 1997.
 10.8     JLG Industries, Inc. Supplemental Executive Retirement Plan effective June 1, 1995, which appears as Exhibit 3.4 to the Company's Form 10-K (File No. 0-8454--filed October 17, 1996), is hereby incorporated by reference.
 10.9     JLG Industries, Inc. Executive Retiree Medical Benefits Plan effective June 1, 1995, which appears as Exhibit 3.4 to the Company's Form 10-K (File No. 0-8454--filed October 17, 1996), is hereby incorporated by reference.
 10.10    JLG Industries, Inc. Executive Severance Plan effective June 1, 1995, which appears as Exhibit 3.4 to the Company's Form 10-K (File No. 0-8454--filed October 17, 1996), is hereby incorporated by reference.
 10.11    JLG Industries, Inc. Executive Deferred Compensation Plan amended and restated as of August 1,
          1997.
    22    Listing of Subsidiaries
    23    Consent of Independent Auditors
    27    Financial Data Schedule
    99    Cautionary Statements Pursuant to the Securities Litigation Reform Act of 1995

(b) The Company was not required to file Form 8-K pursuant to requirements of such form in the fourth quarter of fiscal 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 18, 1997.


                                          JLG INDUSTRIES, INC.
                                          (Registrant)



                                          /s/ L. David Black
                                          ---------------------------
                                          L. David Black, Chairman of the Board,
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 18, 1997.




/s/ Charles H. Diller, Jr.
-----------------------------------
  Charles H. Diller, Jr., Executive Vice President,
  Chief Financial Officer, Secretary and Director


/s/ George R. Kempton
-----------------------------------
George R. Kempton,Director


/s/ Gerald Palmer
-----------------------------------
Gerald Palmer, Director


/s/ Stephen Rabinowitz
-----------------------------------
Stephen Rabinowitz, Director


/s/ Thomas C. Wajnert
-----------------------------------
Thomas C. Wajnert, Director

                                     NOTES









                                                    [JLG LOGO]