Form 10-Q
period 1997-10-31
JLG INDUSTRIES INC
filed 1997-12-15
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 1997

or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from                        to


Commission file number:  0-8454


JLG INDUSTRIES, INC.
 (Exact name of registrant as specified in its charter)

PENNSYLVANIA
(State or other jurisdiction
of incorporation or
organization)

25-1199382
(I.R.S. Employer
 Identification No.)

1 JLG Drive, McConnellsburg,
PA
(Address of principal
executive offices)

17233-9533
(Zip Code)

Registrant's telephone number, including area code:
(7l7) 485-5161

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X       No ______


At November 17, 1997, there were 44,014,836 shares of capital stock of the Registrant outstanding.



PART I FINANCIAL INFORMATION

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
                                               October 31,     July 31,
                                                  1997           1997
(in thousands)                                 (Unaudited)
ASSETS
Current Assets
  Cash                                           $16,502       $25,436
  Accounts receivable                             65,966        70,164
  Inventories:
    Finished goods                                35,092        30,441
    Work in process                                6,885        12,132
    Raw materials                                 10,258        11,154
                                                  52,235        53,727
  Future income tax benefits                       4,113         4,133
  Other current assets                             4,193         2,248
    Total Current Assets                         143,009       155,708
Property, Plant and Equipment - net               56,747        56,064
Equipment Held for Rental - net                   26,435        24,951
Other Assets                                      14,816        12,669
                                                $241,007      $249,392

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                               $30,765       $43,027
  Other current liabilities                       25,694        28,043
    Total Current Liabilities                     56,459        71,070
Long-Term Debt                                     3,637         3,685
Contingent and Other Liabilities                  11,959        12,692
Shareholders' Equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Outstanding shares:  Fiscal 1998 - 44,015
      shares; Fiscal 1997 - 43,726 shares          8,803         8,745
  Additional paid-in capital                      14,664        11,391
  Equity adjustment from translation              (2,910)       (2,180)
  Retained earnings                              148,395       143,989
    Total Shareholders' Equity                   168,952       161,945
                                                $241,007      $249,392

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                   Three Months Ended
                                                       October 31,
(in thousands, except per share data)	               1997      1996
Net Sales                                          $95,644   $120,205

Cost of sales                                       74,476     87,503

Gross Profit                                        21,168     32,702

Selling, administrative and
  product development expenses                      12,134     13,484
Restructuring charges                                1,689

Income from Operations                               7,345     19,218

Other income (deductions):
  Interest expense                                     (63)       (41)
  Miscellaneous, net                                  (273)       413

Income before Income Taxes                           7,009     19,590

Income tax provision                                 2,383      7,248

Net Income                                          $4,626    $12,342

Net Income per Share                                  $.11       $.28

Weighted Average Shares                             43,911     43,472

Dividends per Share                                  $.005      $.005
The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited)
                                                   Three Months Ended
                                                       October 31,
(in thousands)                                       1997        1996
Operations
Net income                                         $4,626      $12,342
Adjustments to reconcile net income to cash
  provided by (used for) operating activities:
    Depreciation and amortization                   3,589        2,389
    Provision for self-insured losses                 960          900
    Deferred income taxes                             122         (130)
                                                    9,297       15,501
    Changes in operating assets and liabilities   (10,831)      (9,524)
    Changes in other assets and liabilities          (787)      (1,408)
Cash (used for) provided by operations             (2,321)       4,569

Investments
Purchases of property, plant and equipment         (3,143)      (3,181)
Additions to equipment held for rental             (2,693)      (3,655)
Cash used for investments                          (5,836)      (6,836)

Financing
Repayment of long-term debt                           (66)         (52)
Payment of dividends                                 (220)        (217)
Exercise of stock options                             240        1,743
Cash (used for) provided by financing                 (46)       1,474

Currency Adjustments
Effect of exchange rate changes on cash flows        (731)         (40)

Cash
Net change in cash                                 (8,934)        (833)
Beginning balance                                  25,436       30,438
Ending balance                                    $16,502      $29,605

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1997
(unaudited)

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

Interim results for the three months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1997.

NET INCOME PER COMMON SHARE
Net income per share is computed by dividing net income by the weighted average shares outstanding during the period. The effect of capital stock equivalents is immaterial to net income per share.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for periods ending after December 15, 1997. Earlier application is not permitted. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of options will be excluded. As a result of adopting Statement 128, no change is anticipated in the previously reported primary earnings per share for the fiscal 1998 and 1997 comparative amounts. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

INVENTORIES AND COST OF SALES
A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at October 31, 1997, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.

COMMITMENTS AND CONTINGENCIES
The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for fiscal year 1998 is comprised of a self-insured retention of $5 million and catastrophic coverage of $50 million in excess of the retention. The Company contracts with an independent insurance firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which the Company is aware, accrued liabilities of $9.8 million and $9.6 million were established at October 31, 1997 and July 31, 1997, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of October 31, 1997 and July 31, 1997, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results for the First Quarters of Fiscal 1998 and 1997
Sales for the quarter were $95.6 million, $24.6 million or 20% below the first quarter of 1997 primarily due to decreased domestic sales and higher discounts resulting from competitive pricing pressures in the marketplace. Lower domestic sales were partially offset by an increase in sales to customers outside the United States, which were 41% and 30% of total sales for the first quarters of 1998 and 1997, respectively. Sales from new and redesigned products introduced during the past two years represented 44% of sales for the first quarter of 1998.

Gross profit, as a percent of sales, decreased to 22% in the first quarter of 1998 compared to 27% for the same period of 1997. The major contributors to this decrease were the effects of fixed costs spread over lower production levels, unfavorable product mix weighted towards smaller, less profitable machines; lower prices due principally to foreign currency movements and increased sales discounts; and higher spending for labor, depreciation and consumables. Partially offsetting these reductions were increased service parts sales which have higher margins.

Selling, administrative and product development expenses were 10% or $1.4 million below the prior year first quarter. As a percent of sales, they were 13% and 11% for the current and last year first quarter, respectively. The decrease in dollars over the last year quarter was primarily due to the Company's decision to resize the business for current market conditions and included lower personnel and related costs; reduced advertising expenses and lower consulting costs. Partially offsetting these reductions were higher product development costs in support of new and improved products and higher selling expenses associated with increased international business.

The current year quarter includes $1.7 million in restructuring charges related to workforce reductions.

Miscellaneous expense was $336,000 versus last year income of $372,000, primarily due to currency losses in the current year first quarter resulting from the strength of the U.S. dollar against the Australian dollar.

The effective tax rate for the quarter was 34% compared to last year's 37%. The lower rate for the current quarter is primarily related to tax benefits resulting from higher international sales.

Financial Condition
The Company continues to maintain a strong financial position, funding capital projects and working capital needs principally out of operating cash flow and cash reserves, while remaining virtually debt-free.

At July 31, 1997, the Company had unused credit lines totaling $28.9 million and cash balances of $16.5 million. The Company considers these resources, coupled with cash expected to be generated by operations, adequate to meet its foreseeable funding needs, including anticipated additional fiscal 1998 expenditures of $10 million for capital projects and $10 million in additions to its equipment held for rental.

The Company's exposure to product liability claims is discussed in the note entitled Commitments and Contingencies of the Notes to Condensed
Consolidated Financial Statements of this report. Future results of operations, financial condition and liquidity may be affected to the extent that the Company's ultimate exposure with respect to product liability varies from current estimates.

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

Management believes that the Company's performance will improve as the 1998 fiscal year progresses, especially during the second half of the year. This forecast is supported by customer surveys and industry analyses, which predict ongoing growth in industrial and construction markets, as well as in the rental industry during calendar 1998. These trends assume continued stability in U.S. interest rates and ongoing, steady growth in the domestic economy.

Although backlogs were significantly below the year-ago levels, they increased during the first quarter of fiscal 1998 and were above the level at fiscal 1997 year-end. In addition, the second half of the fiscal year is usually a stronger buying season for the Company's products. Provided rental fleet utilization rates remain strong and rental rates continue to improve, management expects a resumption in the expansion of its customers' rental fleets. The Company plans a significant worker recall for boom lift production beginning in December 1997 in order to support its planned production increases to meet the expected stronger second half demand. The Company's cost reduction expectations are on track, which management believes will help to offset continuing pricing pressures in the marketplace.

Management continues to pursue specific improvement goals during fiscal 1998 including: improve processes and reduce costs; accelerate new product development; expand global distribution; enhance customer support services; grow JLG Equipment Services; strengthen employee involvement and pursue strategic acquisitions. The goal of this business plan is to position the Company for long-term profitable growth and enhanced shareholder value.

Ernst & Young LLP
Independent Accountants' Review Report

To The Board of Directors
JLG Industries, Inc.
McConnellsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. and subsidiaries as of October 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods ended October 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of JLG Industries, Inc. as of July 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, not presented herein, and in our report dated September 4, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Ernst & Young LLP
Baltimore, Maryland
November 13, 1997


                       PART II OTHER INFORMATION


ITEMS 1 - 3 and 5

None/not applicable.

ITEM 4

The Company held its Annual Meeting of Shareholders on November 17, 1997. Management solicited proxies for the election of eight directors and for ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the 1998 fiscal year. Of the 44,009,117 shares of capital stock outstanding on the record date, 41,123,971 or 93% were voted in person or by proxy at the meeting date. The tabulated results are set forth below:

Election of directors

                         FOR      AGAINST
L. D. Black          40,737,446   386,525
C. H. Diller, Jr.    40,738,435   385,536
G. R. Kempton        40,750,407   373,564
J. A. Mezera         40,739,180   384,791
G. Palmer            40,736,447   387,524
S. Rabinowitz        40,734,000   389,971
T. C. Wajnert        40,736,800   387,171
C. O. Wood, III      40,752,727   371,244

Ratification of the appointment of Ernst & Young LLP as independent auditors for the ensuing year.

For          Against   Abstain
40,833,403   70,242    220,326


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

	15	Letter re:  Unaudited Interim Financial Information

	27	Financial Data Schedule

	99	Cautionary Statements Pursuant to the Securities Litigation
		Reform Act

(b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended October 31, 1997.

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