Form 10-Q
period 1998-01-31
JLG INDUSTRIES INC
filed 1998-03-04
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 1998

or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from                        to


Commission file number:  0-8454


JLG INDUSTRIES, INC.
 (Exact name of registrant as specified in its charter)


PENNSYLVANIA

25-1199382

(State or other jurisdiction
of incorporation or
organization)

(I.R.S. Employer
 Identification No.)





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


At February 17, 1998, there were 44,049,536 shares of capital stock of the Registrant outstanding.



PART I FINANCIAL INFORMATION

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
                                           January 31,     July 31,
                                              1998           1997
(in thousands)                            (Unaudited)
ASSETS
Current Assets
  Cash                                     $ 18,613       $ 25,436
  Accounts receivable                        80,431         70,164
  Inventories:
    Finished goods                           33,343         30,441
    Work in process                           6,944         12,132
    Raw materials                            12,334         11,154
                                             52,621         53,727
  Future income tax benefits                  4,207          4,133
  Other current assets                        4,131          2,248
    Total current assets                    160,003        155,708
Property, Plant and Equipment - net          57,206         56,064
Equipment Held for Rental - net              21,681         24,951
Other Assets                                 14,736         12,669
                                           $253,626       $249,392
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                         $ 35,339       $ 43,027
  Other current liabilities                  25,552         28,043
    Total current liabilities                60,891         71,070
Long-Term Debt                                3,574          3,685
Accrued Contingent Liabilities                7,607          7,646
Other Liabilities                             5,393          5,046
Shareholders' Equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Outstanding shares: 44,029;
      fiscal 1997 - 43,726                    8,806          8,745
  Additional paid-in capital                 14,711         11,391
  Equity adjustment from translation         (3,177)        (2,180)
  Retained earnings                         155,821        143,989
    Total shareholders' equity              176,161        161,945
                                           $253,626       $249,392


The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                      Three Months Ended    Six Months Ended
                                          January 31,          January 31,
(in thousands, except per share data)   1998      1997      1998        1997
Net Sales                            $111,706   $121,246  $207,351    $241,452

Cost of sales                          86,821     90,250   161,298     177,753

Gross Profit                           24,885     30,996    46,053      63,699

Selling, administrative and
  product development expenses         12,341     13,282    24,475      26,767

Restructuring charges                                        1,689

Income from Operations                 12,544     17,714    19,889      36,932

Other income (deductions):
  Interest expense                        (73)       (52)     (136)        (93)
  Miscellaneous, net                     (886)       159    (1,159)        573

Income before Income Taxes             11,585     17,821    18,594      37,412

Income tax provision                    3,939      6,594     6,322      13,842

Net Income                           $  7,646   $ 11,227  $ 12,272    $ 23,570

Earnings per Share                   $    .17   $    .26  $    .28    $    .54

Earnings per Share --
  Assuming Dilution                  $    .17   $    .25  $    .27    $    .53

Dividends per Share                  $   .005   $   .005  $    .01    $    .01

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited)
                                                    Six Months Ended
                                                       January 31,
(in thousands)                                      1998        1997
Operations
Net income                                        $12,272      $23,570
Adjustments to reconcile net income to cash
  provided by (used for) operating activities:
    Depreciation and amortization                   7,963        4,473
    Provision for self-insured losses               2,290        1,800
    Deferred income taxes                             139         (260)
    Changes in operating assets and liabilities   (21,929)     (40,253)
    Changes in other assets and liabilities          (608)      (2,025)
Cash provided by (used for) operations                127      (12,695)

Investments
Purchases of property, plant and equipment         (6,245)      (8,418)
Net sales (additions) to equipment held for rental    290       (4,707)
Cash used for investments                          (5,955)     (13,125)

Financing
Repayment of long-term debt                          (128)        (106)
Payment of dividends                                 (440)        (436)
Exercise of stock options                             571        1,854
Cash provided by financing                              3        1,312

Currency Adjustments
Effect of exchange rate changes on cash flows        (998)        (280)

Cash
Net decrease in cash                               (6,823)     (24,788)
Beginning balance                                  25,436       30,438
Ending balance                                    $18,613      $ 5,650


The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1998
(unaudited)



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

Interim results for the three and six months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1997.

INVENTORIES AND COST OF SALES
A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at January 31, 1998, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.

COMMITMENTS AND CONTINGENCIES
The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for fiscal year 1998 is comprised of a self-insured retention of $5 million and catastrophic coverage of $50 million in excess of the retention. The Company contracts with an independent firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which the Company is aware, accrued liabilities of $11.2 million and $9.6 million were established at January 31, 1998 and July 31, 1997, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of January 31, 1998 and July 31, 1997, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

BASIC AND DILUTED EARNINGS PER SHARE
In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, the calculation of basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:
                              Three Months Ended     Six Months Ended
                                 January 31,            January 31,
                               1998        1997      1998        1997
Net Income                    $7,646     $11,227   $12,272     $23,570

Denominator for basic
 earnings per share --
 weighted average shares      44,016      43,584    43,964      43,528

Effect of dilutive securities
 -- employee stock options       805         730       797         757

Denominator for diluted
 earnings per share --
 weighted average shares
 adjusted for dilutive
 securities                  44,821       44,314    44,761     44,285

Earnings per share           $  .17      $   .26   $   .28    $   .54

Earnings per share --
  assuming dilution          $  .17      $   .25   $   .27    $   .53


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results for the Second Quarters of Fiscal 1998 and 1997
Sales for the quarter were $111.7 million, $9.5 million or 8% below last year's second quarter, primarily due to decreased domestic sales and higher discounts resulting from competitive pricing pressures in the marketplace. In terms of dollars, the reduction principally related to lower domestic equipment sales. Sales to customers outside the United States were 34% and 31% of total sales for the second quarters of 1998 and 1997, respectively. Sales from new and redesigned products introduced during the past two years represented 46% of sales for the second quarters of 1998 and 1997.

Gross profit, as a percent of sales, decreased to 22% in the second quarter of 1998 compared to 26% for the same period of 1997. The major contributors to this decrease were: unfavorable currency effects due to the strength of the U.S. dollar; pricing pressure in an increasingly competitive marketplace; unfavorable product mix weighted towards smaller, less profitable machines; and the effects of fixed costs spread over lower production levels.

Selling, administrative and product development expenses were down $942,000, or 7%, representing 11% of sales for both periods. The decrease in dollars is primarily the result of cost reduction programs instituted to reduce personnel and related costs, advertising expenses and consulting costs. Partially offsetting these reductions were: higher product development costs in support of new and improved products; increased bad debt expenses and higher selling expenses associated with increased international business.

For the quarter, miscellaneous expense was $886,000 compared to last year's income of $159,000. The change from last year's comparable quarter was largely the result of currency losses of $1.1 million, due to the strength of the U.S. dollar in the Company's foreign markets.

The effective tax rate for the quarter was 34%, lower than last year's 37% for the comparable period primarily due to tax benefits resulting from international sales.

Results for the First Six Months of Fiscal 1998 and 1997
Sales for the six months were $207.4 million, $34.1 million or 14% below last year's comparable period. In terms of dollars, the variations in sales for the six months of 1998 compared to 1997 were due generally to the same factors discussed in the second quarter comparison. Sales to customers outside the United States were 37% and 30% of total sales for the six months of 1998 and 1997, respectively. Sales from new and redesigned products introduced during the past two years represented 45% of sales for the first-half of 1998 compared to 43% for the 1997 six months.

Gross profit, as a percent of sales, decreased to 22% in the first six months of 1998 compared to 26% for the same period of 1997. The decrease was due generally to the same factors as discussed in the second quarter comparison.

Selling, administrative and product development expenses were down $2.3 million or 9% compared to the first six months of fiscal 1997. As a percent of sales, selling, administrative and product development expenses were 12% and 11% for the current period and last year comparable period, respectively. The dollar decrease over the prior year period is due generally to the same factors discussed in the second quarter comparison.

The current year period includes $1.7 million in restructuring charges principally related to workforce reductions.

Miscellaneous expense was $1.2 million compared to last year's income of $573,000, primarily due to currency losses of $1.7 million resulting from the strength of the U.S. dollar in the Company's foreign markets.

The effective tax rate for the quarter was 34% compared to last year's 37% for the comparable period, primarily due to tax benefits resulting from international sales.

Financial Condition
The Company continues to maintain a strong financial position, funding capital projects and working capital needs principally out of operating cash flow and cash reserves, while remaining virtually debt-free. Working capital increased by $14.5 million at January 31, 1998 compared to July 31, 1997 principally due to higher receivable balances associated with extended payment terms dictated by competitive pressures in the marketplace.

At January 31, 1998, the Company had unused credit lines totaling $30 million and cash balances of $18.6 million. The Company considers these resources, coupled with cash expected to be generated by operations, adequate to meet its anticipated funding needs for the remaining six months of fiscal 1998, including $14 million for capital projects and $14 million for additions to equipment held for rental.

The Company's exposure to product liability claims is discussed in the note entitled Commitments and Contingencies of the Notes to Condensed
Consolidated Financial Statements of this report. Future results of operations, financial condition and liquidity may be affected to the extent that the Company's ultimate exposure with respect to product liability varies from current estimates.

Outlook
This Outlook section and other parts of this Management's Discussion and Analysis contain forward-looking information and involve risks and uncertainties that could significantly impact expected results. Certain important factors that, in some cases have affected and in the future could affect, the Company's results of operations and that could cause such future results of operations to differ are described in "Cautionary Statements Pursuant to the Securities Litigation Reform Act", which is an exhibit to this report.

Management believes that the Company's performance will continue to improve as fiscal 1998 progresses. Its surveyed customers remain confident that calendar 1998 will be another year of continuing economic growth, healthy capital spending, ongoing low inflation and stability in interest rates. Management believes this portends continuing strength in customer rental fleet utilization rates and added business to the Company through expansion of those rental fleets.

The Company's orders and backlog continue to trend upward from the levels at the end of the first quarter of fiscal 1998 and the second half of the fiscal year is normally a stronger buying season for the Company's products. The Company recently completed a significant worker recall at its McConnellsburg and Bedford facilities to support production increases to meet this anticipated stronger second-half demand.

The Company will begin shipping many new products toward the end of this fiscal year and early next year. In addition to offering the Company's customers enhanced performance and value-added features, these machines are designed to cost less to produce than the machines they are replacing to help address, in part, the highly competitive pricing environment the Company is facing in its marketplace. Management believes this cost efficiency will allow the Company to reduce selling prices on select models and hold prices on others without an erosion in its profit margin percentages. A new scissor lift line will permit the Company to enter the market at a lower price level, thus giving it a two price-point product range. Although at lower prices, this scissor lift line is also expected to produce profit margin percentages comparable to the Company's premium line of products.

Year 2000 Issue
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. These programs treat all years as occurring between 1900 and 1999 and do not self-correct to reflect the upcoming change in the century. If not corrected, computer applications could fail or create erroneous results by or at the Year 2000.

The Company has taken actions to understand the nature and extent of the work required to make its systems Year 2000 compliant. Management believes that only minor modifications will be required to its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The total cost of the Year 2000 project is not expected to have a material effect on the Company's results of operations and is being funded through operating cash flows. The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for products it has sold.

The Company has also initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third-parties' failures to remediate their own Year 2000 issues. The Company anticipates completing its Year 2000 project prior to December 31, 1998, which is prior to any anticipated impact on its operating systems.

The costs of the Company's efforts and the date on which the Company believes it will complete the Year 2000 compliance efforts reflect management's current estimates based on available information. Management will continue to monitor this issue, particularly the possible impact of third-party Year 2000 compliance on the Company's operations, and will modify its estimates if warranted.

Ernst & Young LLP
Independent Accountants' Review Report

To The Board of Directors
JLG Industries, Inc.
McConnellsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. and subsidiaries as of January 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended January 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

/s/Ernst & Young LLP
Baltimore, Maryland
February 17, 1998


                       PART II OTHER INFORMATION


ITEMS 1 - 5

None/not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

	15	Letter re:  Unaudited Interim Financial Information

	27	Financial Data Schedule

	99	Cautionary Statements Pursuant to the Securities Litigation
		Reform Act

(b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended January 31, 1998.

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