Form 10-Q
period 1998-04-30
JLG INDUSTRIES INC
filed 1998-06-11
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 1998

or

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


At May 19, 1998, there were 44,086,223 shares of capital stock of the Registrant outstanding.



PART I FINANCIAL INFORMATION

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                April 30,         July 31,
                                                  1998             1997
(in thousands)                                  (Unaudited)
ASSETS
Current Assets
  Cash                                           $ 25,458         $ 25,436
  Accounts receivable                              90,055           70,164
  Inventories                                      59,212           53,727
  Future income tax benefits                        5,317            4,133
  Other current assets                              3,193            2,248
    Total current assets                          183,235          155,708
Property, Plant and Equipment - net                56,211           56,064
Equipment Held for Rental - net                    25,151           24,951
Other Assets                                       16,276           12,669
                                                 $280,873         $249,392
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                               $ 41,992         $ 43,027
  Other current liabilities                        32,231           28,043
    Total current liabilities                      74,223           71,070
Long-Term Debt                                      3,513            3,685
Accrued Contingent Liabilities                      7,807            7,646
Other Liabilities                                   5,570            5,046
Shareholders' Equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Outstanding shares: 44,086;
      fiscal 1997 - 43,726                          8,817            8,745
  Additional paid-in capital                       14,738           11,391
  Equity adjustment from translation               (3,467)          (2,180)
  Retained earnings                               169,672          143,989
    Total shareholders' equity                    189,760          161,945
                                                 $280,873         $249,392

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                      Three Months Ended    Nine Months Ended
                                           April 30,            April 30,
(in thousands, except per share data)  1998       1997       1998       1997
Net Sales                            $146,323   $143,642   $353,674   $385,093
Cost of sales                         110,369    107,951    271,666    285,703
Gross Profit                           35,954     35,691     82,008     99,390
Selling, administrative and
  product development expenses         15,137     14,613     39,612     41,380
Restructuring charges                                         1,689
Income from Operations                 20,817     21,078     40,707     58,010
Other income (deductions):
  Interest expense                        (62)      (183)      (197)      (276)
  Miscellaneous, net                      564       (385)      (597)       187
Income before Income Taxes             21,319     20,510     39,913     57,921
Income tax provision                    7,248      7,589     13,570     21,431
Net Income                          $  14,071   $ 12,921   $ 26,343   $ 36,490
Earnings per Common Share           $     .32   $    .30   $    .60   $    .84
Earnings per Common Share --
  Assuming Dilution                 $     .32   $    .29   $    .59   $    .83
Dividends per Share                 $    .005   $   .005   $   .015   $   .015

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited)
                                                    Nine Months Ended
                                                        April 30,
(in thousands)                                      1998          1997
Operations
Net income                                        $26,343       $36,490
Adjustments to reconcile net income to cash
  provided by (used for) operating activities:
    Depreciation and amortization                  12,186         6,591
    Provision for self-insured losses               3,570         2,100
    Deferred income taxes                             208           142
    Changes in operating assets and liabilities   (24,138)      (38,145)
    Changes in other assets and liabilities        (4,285)       (3,224)
Cash provided by operations                        13,884         3,954

Investments
Purchases of property, plant and equipment         (7,995)      (16,297)
Net additions to equipment held for rental         (4,700)       (9,871)
Cash used for investments                         (12,695)      (26,168)

Financing
Repayment of long-term debt                          (188)         (159)
Payment of dividends                                 (660)         (654)
Exercise of stock options                             969         2,960
Cash provided by financing                            121         2,147

Currency Adjustments
Effect of exchange rate changes on cash flows      (1,288)          (97)

Cash
Net increase (decrease) in cash                        22       (20,164)
Beginning balance                                  25,436        30,438
Ending balance                                    $25,458      $ 10,274


The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1998
(unaudited)


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

Interim results for the three and nine months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1997.

INVENTORIES AND COST OF SALES
A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at April 30, 1998, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.

Inventories consist of the following:
                                          April 30,              July 31,
                                            1998                   1997
    Finished goods                        $39,987                $33,689
    Work in process                         9,954                 13,537
    Raw materials                          14,803                 12,371
                                           64,744                 59,597
    Less LIFO provision                     5,532                  5,870
                                          $59,212                $53,727

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


With respect to all product liability claims of which the Company is aware, accrued liabilities of $11.9 million and $9.6 million were established at April 30, 1998 and July 31, 1997, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of April 30, 1998 and July 31, 1997, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

BASIC AND DILUTED EARNINGS PER SHARE
In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, the calculation of basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:
                                   Three Months Ended       Nine Months Ended
                                       April 30,                April 30,
                                   1998          1997      1998          1997
Net income                       $14,071       $12,921   $26,343       $36,490
Denominator for basic
 earnings per share --
 weighted average shares          43,687        43,495    43,650        43,428
Effect of dilutive securities
 -- employee stock options           707           666       774           727
Denominator for diluted
 earnings per share -
 weighted average shares
 adjusted for dilutive
 securities                       44,394        44,161    44,424        44,155
Earnings per common share        $   .32       $   .30   $   .60       $   .84
Earnings per common share --
  assuming dilution              $   .32       $   .29   $   .59       $   .83

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results for the Third Quarters of Fiscal 1998 and 1997
The Company achieved record third-quarter sales of $146.3 million, $2.7 million or 2% higher than last year's third quarter. This improvement reflected record international sales. Sales to customers outside the United States were 33% and 27% of total sales for the third quarters of 1998 and 1997, respectively. Sales from new and redesigned products introduced during the past two years represented 40% of sales for the third quarter of 1998 compared to 51% for the third quarter of 1997.

Gross profit, as a percent of sales, was 25% for the third quarters of 1998 and 1997. Margin improvement associated with cost reductions during the current year third quarter was essentially offset by lower selling prices due to competitive pressures and the strength of the US dollar in certain foreign markets.

Selling, administrative and product development expenses were up $524,000, or 4% compared to the third quarter of fiscal 1997. As a percent of sales, selling, administrative and product development expenses were 10% for both periods. The increase in dollars is primarily the result of higher product development costs in support of new and improved products.

For the quarter, miscellaneous income was $564,000 compared to last year's expense of $385,000. The change from last year's comparable quarter was largely the result of currency gains of $590,000, primarily resulting from the strength of the UK pound sterling against the US dollar.

The effective tax rate for the quarter was 34%, lower than last year's 37% for the comparable period primarily due to increased tax benefits resulting from a higher level of international sales.

Results for the First Nine Months of Fiscal 1998 and 1997
Sales for the nine months were $353.7 million, $31.4 million or 8% below last year's comparable period. In terms of dollars, decreases in domestic and Pacific Rim sales for the nine months of 1998 compared to 1997 were partially offset by increased European and Australian sales. Sales to customers outside the United States were 36% and 29% of total sales for the nine months of 1998 and 1997, respectively. Sales from new and redesigned products introduced during the past two years represented 43% of sales for the nine months of 1998 compared to 46% for the 1997 nine months.

Gross profit, as a percent of sales, decreased to 23% for the first nine months of 1998 compared to 26% for the same period of 1997. The major contributors to this decrease were: product pricing pressures; unfavorable currency effects due to the strength of the U.S. dollar; and unfavorable product mix weighted towards smaller, less profitable machines. These reductions were partially offset by lower product costs due to cost reductions.

Selling, administrative and product development expenses were down $1.8 million or 4% compared to the first nine months of fiscal 1997. As a percent of sales, selling, administrative and product development expenses were 11% for both periods. The decrease in dollars is primarily the result of cost reduction programs instituted to reduce personnel and related costs and consulting costs. Partially offsetting these reductions were higher product development costs in support of new and improved products.

The current year period includes $1.7 million in restructuring charges principally related to a temporary reduction in workforce earlier in the period.

Miscellaneous expense was $597,000 compared to last year's income of $187,000, primarily due to currency losses of $1.2 million resulting from the strength of the U.S. dollar against local currencies in the Company's foreign markets.

The effective tax rate for the quarter was 34% compared to last year's 37% for the comparable period, primarily due to increased tax benefits resulting from a higher level of international sales.

Financial Condition
The Company continues to maintain a strong financial position, funding capital projects and working capital needs principally out of operating cash flow and cash reserves, while remaining virtually debt-free. Working capital increased by $24.4 million principally due to higher receivable balances associated with extended payment terms dictated by competitive pressures in the marketplace and a higher percent of international sales which typically have longer payment terms.

Supplementing its working capital at April 30, 1998, the Company had unused credit lines totaling $30 million. The Company considers these resources, coupled with cash expected to be generated by operations, adequate to meet its anticipated funding needs for the remaining three months of fiscal 1998, including $5 million for capital projects and $2 million for additional equipment held for rental.

The Company's exposure to product liability claims is discussed in the note entitled Commitments and Contingencies of the Notes to Condensed
Consolidated Financial Statements of this report. Future results of operations, financial condition and liquidity may be affected to the extent that the Company's ultimate exposure with respect to product liability varies from current estimates.

Outlook
This Outlook section and other parts of this Management's Discussion and Analysis contain forward-looking information and involve risks and uncertainties that could significantly impact expected results. Certain important factors that in some cases have affected, and in the future could affect, the Company's results of operations and that could cause such future results of operations to differ are described in "Cautionary Statements Pursuant to the Securities Litigation Reform Act", which is an exhibit to this report.

Management anticipates that the fourth quarter of fiscal 1998 should continue to reflect an improving trend as a result of strong market acceptance of the new products the Company introduced recently. Management is also pleased with the continuing high level of customer confidence which is prompting the Company's customers to further expand their rental fleets both domestically and overseas.

Provided the numerous positive trends currently affecting the Company's business continue, management is optimistic about the Company's prospects for further growth during fiscal 1999. Considering the typical seasonality inherent in the Company's business, management does not expect the first half of fiscal 1999 to be as strong as the last half of fiscal 1998.

Year 2000 Issue
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. These programs treat years as occurring between 1900 and the end of 1999 and do not self-convert to reflect the upcoming change in the century. If not corrected, computer applications could fail or create erroneous results by or at the Year 2000.

The Company has taken actions to understand the nature and extent of the work required to make its systems Year 2000 compliant. Management believes that only minor modifications will be required to its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. If not corrected, management does not believe the inadequacy of these systems would have a material impact on the Company's performance. The total cost of the Year 2000 project is not expected to have a material effect on the Company's results of operations and is being funded through operating cash flows. The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for products it has sold.

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

Ernst & Young LLP
Independent Accountants' Review Report

The Board of Directors
JLG Industries, Inc.
McConnellsburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. and subsidiaries as of April 30, 1998, and the related condensed consolidated statements of income for the three-month and nine-month periods ended April 30, 1998 and 1997 and the condensed consolidated statement of cash flows for the nine month periods ended April 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

/s/Ernst & Young LLP
Baltimore, Maryland
May 18, 1998


                       PART II OTHER INFORMATION


ITEMS 1 - 5

None/not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

	15	Letter re:  Unaudited Interim Financial Information

	27	Financial Data Schedule

	99	Cautionary Statements Pursuant to the Securities Litigation
		Reform Act

(b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended April 30, 1998.

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