Form 10-K
period 1998-07-31
JLG INDUSTRIES INC
filed 1998-10-13
CIK 216275

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 --------------

                                   FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                    For the fiscal year ended July 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

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

                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

        (Title of class)             (Name of exchange on which registered)
        ----------------             --------------------------------------
Capital Stock ($.20 par value)                New York Stock Exchange

                                 --------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At September 11, 1998, there were 44,095,560 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the Registrant at that date was $642,691,778.

                      Documents Incorporated by Reference

Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

================================================================================

                                       TABLE OF CONTENTS

Item
                                            PART I
1.  Business ............................................................................    1
      Products ..........................................................................    1
      Marketing and Distribution ........................................................    1
      Customer Service and Support ......................................................    1
      Product Development ...............................................................    2
      Competition .......................................................................    2
      Material and Supply Arrangements ..................................................    2
      Product Liability .................................................................    2
      Employees .........................................................................    3
      Foreign Operations ................................................................    3
      Executive Officers of the Registrant ..............................................    3
2.  Properties ..........................................................................    3
3.  Legal Proceedings ...................................................................    3
4.  Submission of Matters to a Vote of Security Holders .................................    3

                                            PART II

5.  Market for the Registrant's Common Equity and Related Stockholder Matters ...........    3
6.  Selected Financial Data .............................................................    4
7.  Management's Discussion and Analysis of Financial Condition and Results of Operations    6
8.  Financial Statements and Supplementary Data .........................................    8
      Consolidated Balance Sheets .......................................................    8
      Consolidated Statements of Income .................................................    9
      Consolidated Statements of Shareholders' Equity ...................................    9
      Consolidated Statements of Cash Flows .............................................   10
      Notes to Consolidated Financial Statements ........................................   11
      Report of Ernst & Young LLP, Independent Auditors .................................   16
9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure ............................................   16

                                           PART III

10. Directors and Executive Officers of the Registrant ..................................   17
11. Executive Compensation ..............................................................   17
12. Security Ownership of Certain Beneficial Owners and Management ......................   17
13. Certain Relationships and Related Transactions ......................................   17

                                            PART IV

14. Exhibits, Financial Statement Schedules and
      Reports on Form 8-K ...............................................................   17
        Financial Statement Schedules ...................................................   17
        Exhibits ........................................................................   17
Signatures ..............................................................................   19

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

Products

Aerial work platforms are designed to permit workers to position themselves and their tools and materials easily and quickly in elevated work areas that otherwise might have to be reached by the erection of scaffolding, by the use of ladders, or through other devices. Aerial work platforms consist of boom, scissor and vertical mast lifts. These work platforms are mounted either at the end of telescoping and/or articulating booms or on top of scissor-type or other vertical lifting mechanisms, which, in turn, are mounted on mobile, four-wheel chassis. The Company offers aerial work platforms powered by electric motors or gasoline, diesel, or propane engines. All of the Company's aerial work platforms are designed for stable operation in elevated positions.

Boom lifts are especially useful for reaching over machinery and equipment that is mounted on floors and for reaching other elevated positions not easily approached by other vertical lifting devices. The Company produces boom lift models of various sizes with platform heights of up to 150 feet. The boom may be rotated up to 360 degrees in either direction, raised or lowered from vertical to below horizontal, and extended while the work platform remains horizontal and stable. These machines can be maneuvered forward or backward and steered in any direction by the operator from the work platform, even while the boom is extended. Boom-type models have standard-sized work platforms, which vary in size up to 3 by 8 feet, and the rated lift capacities range from 500 to 1,000 pounds. The distributor net price of the Company's standard models at July 31, 1998, ranged from approximately $19,300 to $325,000.

Scissor lifts are designed to provide larger work areas, and generally to allow for heavier loads than boom lifts. Scissor lifts may be maneuvered in a manner similar to boom lifts, but the platforms may be extended only vertically, except for an available option that extends the deck horizontally up to 6 feet. Scissor lifts are available in various models, with maximum platform heights of up to 50 feet and various platform sizes up to 6 by 14 feet. The rated lift capacities range from 500 to 2,500 pounds. The distributor net price of the Company's standard models at July 31, 1998, ranged from approximately $9,500 to $50,800.

Self-propelled and push-around vertical mast lifts consist of a work platform attached to an aluminum mast that extends vertically, which, in turn, is mounted on either a push-around or self-propelled base. Available in various models, these machines in their retracted position can fit through standard door openings, yet reach platform heights of up to 41 feet when fully extended. The rated lift capacity is 350 pounds. The distributor net price of the Company's standard models at July 31, 1998, ranged from approximately $3,300 to $8,000.

Marketing and Distribution

The Company's products are marketed internationally through independent rental companies and a network of independent distributors who rent and sell the Company's products and provide service support. North American customers are located in all fifty states in the U.S., as well as in Canada and Mexico.
International customers are located in Europe, the Asia/Pacific region, Australia, Japan and South America, including a joint-venture arrangement in Brazil.

The Company has been certified as meeting ISO-9001 and 9002 standards. The Company believes that certification is valuable because a number of customers require certification as a condition to doing business.

Customer Service and Support

The Company's customer service and support operations focus on after-sales service and support activities, including replacement parts sales, equipment rentals, used equipment sales, reconditioning used equipment and training. The service and support business is a significant factor in overall customer satisfaction and a strong contributor to the equipment purchase decision.

The Company distributes replacement parts to customers through a system of several parts depots and supplier direct shipment programs. These parts depots provide the Company's customers with immediate access to substantially all the parts required to support the Company's equipment. Sales of replacement parts have historically been less cyclical and typically generate higher margins than sales of new equipment.

The Company maintains a national rental fleet of aerial work platforms. The purpose of this fleet is to assist the Company's customers in servicing large, one-time projects and in meeting periods of unanticipated rental demand, and to make available more equipment to customers with growing markets, but limited financial resources. This business also repairs and reconditions equipment for its own use or for sale to its customers. This operation has been certified as meeting ISO 9002 standards relating to customer service quality.

The Company supports the sales, service, and rental programs of its customers with product advertising, cooperative promotional programs, major trade show participation, and training programs covering service, products and safety. The Company supplements domestic sales and service support to its international customers through its overseas facilities in the United Kingdom and Australia.

To facilitate the sale of its products, the Company provides an array of financing and leasing services to its customers and end-users through its JLG Financial Services business. These programs are diverse and provide customers with various financing options and are funded through a third party financial institution generally without recourse to the Company.

Product Development

The Company invests significantly in product development and diversification, including improvement of existing products and modification of existing products for special applications. Product development expenditures totaled $9,579,000, $7,280,000 and $6,925,000 for the fiscal years 1998, 1997 and 1996, respectively. New and redesigned products introduced in the past two years accounted for approximately 32% of fiscal 1998 sales.

The Company has various registered trademarks and patents relating to its products and business. While the Company considers them to be beneficial in the operation of its business, the Company is not dependent on any single patent or trademark or group of patents or trademarks.

Competition

The Company competes principally with nine aerial work platform manufacturers. The Company believes that its product quality, customer service, experienced distribution network, national rental fleet and reputation for leadership in product improvement and development provide significant competitive advantages. The Company offers the widest breadth of products as well as the widest array of product capabilities and functions in the aerial work platform industry. The Company believes this provides a competitive advantage in the marketplace. The Company believes it commands the largest share of the market for boom lift and scissor lift products and is one of the three largest producers of vertical mast lifts.

The Company's products also compete with more traditional means of accomplishing the tasks performed by aerial work platforms, such as ladders, scaffolding and other devices. The Company believes that its aerial work platforms in many applications are safer, more versatile and more efficient, taking into account labor costs, than traditional methods and that its aerial work platforms enjoy competitive advantages when the job calls for frequent movement from one location to another at the same site, or when there is a need to return to the ground frequently for tools and materials.

Material and Supply Arrangements

The Company obtains raw materials, principally steel; other component parts, most notably engines, drive motors, tires, bearings and hydraulics; and supplies from third parties. The Company is currently experiencing constraints in the supply of certain purchased parts resulting from suppliers operating at or near capacity. The Company expects these constraints to be resolved in the near future.

Product Liability

Because the Company's products are used to elevate and move personnel and materials above the ground, use of the Company's products involves exposure to personal injury, as well as property damage, particularly if operated carelessly or without proper maintenance. Based upon the Company's best estimate of anticipated losses, product liability costs approximated 1.0%, 0.7% and 0.9% of net sales, for the years ended July 31, 1998, 1997 and 1996, respectively.

For additional information relative to product liability insurance coverage and cost, see the note entitled Commitments and Contingencies of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

Employees

The Company had 2,664 and 2,686 persons employed as of July 31, 1998 and 1997, respectively. The Company believes its employee relations are good, and it has experienced no work stoppages as a result of labor problems.

Foreign Operations

The Company manufactures its products in the U.S. for sales throughout the world. Sales to customers outside the U.S. were 32%, 30% and 24% of total net sales for 1998, 1997 and 1996, respectively.

Executive Officers of the Registrant

                                Positions with the Company
Name                    Age     (date of initial election)
----                    ---     --------------------------

L. David Black          61      Chairman of the Board, President and Chief
                                Executive Officer (1993).

Charles H. Diller, Jr.  53      Executive Vice President and Chief
                                Financial Officer (1990).

Rao G. Bollimpalli      60      Senior Vice President - Engineering (1990).

Raymond F. Treml        58      Senior Vice President - Operations (1998);
                                prior to 1998, Senior Vice  President -
                                Manufacturing (1990).

All executive officers listed above are elected to hold office for one year or until their successors are elected and qualified, and have been employed in the capacities noted for more than five years, except as indicated. No family relationship exists among the above-named executive officers.

ITEM 2.  PROPERTIES

The Company has manufacturing plants and office space at five sites in Pennsylvania totaling 759,000 square feet and situated on 102 acres of land. Of this, 708,000 square feet are owned, with the remainder under long-term lease. The Company has several international sales offices under operating leases. The Company's properties used in its operations are considered to be in good operating condition, well-maintained and suitable for their present purposes. The Company's McConnellsburg and Bedford facilities are encumbered as security for long-term borrowings.

ITEM 3.  LEGAL PROCEEDINGS

The Company makes provisions relating to probable product liability claims. For information relative to product liability claims, see the note entitled Commitments and Contingencies of the Notes to Consolidated Financial Statements,
Item 8 of Part II of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLER MATTERS

The Company's capital stock is traded on the New York Stock Exchange under the symbol JLG. The table below sets forth the market prices and average shares traded daily for the past two fiscal years.

--------------------------------------------------------------------------------
                                                                Average Shares
                                 Price per Share                 Traded Daily
                      ----------------------------------------------------------
Quarter Ended               1998                1997           1998       1997
--------------------------------------------------------------------------------
                       High      Low       High      Low
--------------------------------------------------------------------------------
October 31 .......    $13.44    $11.00    $24.25    $13.50    247,997    334,032
January 31 .......    $14.88    $11.38    $20.63    $14.50    159,738    273,575
April 30 .........    $17.25    $13.00    $21.38    $11.50    228,716    375,933
July 31 ..........    $20.75    $15.50    $16.25    $11.00    135,681    325,347
--------------------------------------------------------------------------------

The Company's quarterly cash dividend rate is currently $.005 per share, or $.02 on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY
(in thousands of dollars, except per share data)

==========================================================================================================
Years ended July 31                                     1998          1997          1996          1995
==========================================================================================================
RESULTS OF OPERATIONS
==========================================================================================================
Net sales ........................................   $ 530,859     $ 526,266     $ 413,407     $ 269,211
Gross profit .....................................     128,157       130,005       108,716        65,953
Selling, administrative and
 product development expenses ....................     (55,388)      (56,220)      (44,038)      (33,254)
Restructuring charge .............................      (1,689)       (1,897)
Income (loss) from operations ....................      71,080        71,888        64,678        32,699
Interest expense .................................        (254)         (362)         (293)         (376)
Other income (expense), net ......................        (356)         (288)        1,281           376
Income (loss) before taxes .......................      70,470        71,238        65,666        32,699
Income tax (provision) benefit ...................     (23,960)      (25,090)      (23,558)      (11,941)
Net income (loss) ................................      46,510        46,148        42,108        20,758

==========================================================================================================
PER SHARE DATA
==========================================================================================================
Earnings per common share ........................        1.07          1.06          0.98          0.49
Earnings per common share - assuming dilution ....        1.05          1.04          0.96          0.48
Cash dividends ...................................         .02           .02         0.015          0.0092

==========================================================================================================
PERFORMANCE MEASURES
==========================================================================================================
Return on sales ..................................         8.8%          8.8%         10.2%          7.7%
Return on average assets .........................        17.9%         21.7%         28.5%         20.2%
Return on average shareholders' equity ...........        26.2%         33.6%         47.9%         37.1%

==========================================================================================================
FINANCIAL POSITION
==========================================================================================================
Working capital ..................................     122,672        84,129        71,807        45,404
Current assets as a percent of current liabilities         248%          218%          226%          216%
Property, plant and equipment, net ...............      57,652        56,064        34,094        24,785
Total assets .....................................     307,339       248,374       182,628       119,708
Total debt .......................................       3,708         3,952         2,194         2,503
Shareholders' equity .............................     207,768       160,927       113,208        68,430
Total debt as a percent of total  capitalization .           2%            2%            2%            4%
Book value per share .............................        4.71          3.68          2.61          1.60

==========================================================================================================
OTHER DATA
==========================================================================================================
Product development expenditures .................       9,579         7,280         6,925         5,542
Capital expenditures, net of retirements .........      13,577        29,757        16,668         8,618
Additions to rental fleet, net of disposals ......       5,377        14,199         9,873         1,548
Depreciation and amortization ....................      15,750        10,389         6,505         3,875
Employees ........................................       2,664         2,686         2,705         2,222
==========================================================================================================

This summary should be read in conjunction with Management's Discussion and Analysis. All share and per share data have been adjusted for the two-for-one stock splits distributed in April and October 1995 and the three-for-one stock split distributed in July 1996.

====================================================================================================================================
Years ended July 31                                   1994        1993        1992        1991        1990       1989        1988
====================================================================================================================================
RESULTS OF OPERATIONS
====================================================================================================================================
Net sales ........................................  $176,443    $123,034    $110,479    $ 94,439    $149,281   $121,330    $ 81,539
Gross profit .....................................    42,154      28,240      22,542      20,113      37,767     32,384      23,598
Selling, administrative and
 product development expenses ....................   (27,147)    (23,323)    (22,024)    (21,520)    (21,834)   (18,974)    (14,117)
Restructuring charge .............................                            (4,922)     (2,781)     (1,015)
Income (loss) from operations ....................    15,007       4,917      (4,404)     (4,188)     14,918     13,410       9,481
Interest expense .................................      (380)       (458)     (1,218)     (1,467)     (2,344)    (1,375)       (925)
Other income (expense), net ......................       (24)        180        (149)       (707)        858        399         485
Income (loss) before taxes .......................    14,603       4,639      (5,771)     (6,362)     13,432     12,434       9,041
Income tax (provision) benefit ...................    (5,067)     (1,410)      2,733       3,122      (4,950)    (4,882)     (3,766)
Net income (loss) ................................     9,536       3,229      (3,038)     (3,240)      8,482      7,552       5,275

====================================================================================================================================
PER SHARE DATA
====================================================================================================================================
Earnings per common share ........................      0.23        0.08       (0.07)      (0.08)       0.20       0.18        0.13
Earnings per common share - assuming dilution ....      0.23        0.08       (0.07)      (0.08)       0.20       0.18        0.13
Cash dividends ...................................    0.0083                   0.005      0.0208      0.0167     0.0125      0.0083

====================================================================================================================================
PERFORMANCE MEASURES
====================================================================================================================================
Return on sales ..................................       5.4%        2.6%       (2.8%)      (3.4%)       5.7%       6.2%        6.5%
Return on average assets .........................      12.1%        4.6%       (4.0%)      (4.2%)      10.4%      11.9%       10.8%
Return on average shareholders' equity ...........      23.8%        8.5%       (7.9%)      (7.7%)      21.8%      23.5%       21.2%

====================================================================================================================================
FINANCIAL POSITION
====================================================================================================================================
Working capital ..................................    32,380      26,689      33,304      36,468      47,289     34,745      27,378
Current assets as a percent of current liabilities       208%        217%        268%        266%        304%       254%        250%
Property, plant and equipment, net ...............    19,344      13,877      13,511      13,726      14,402     11,343       8,677
Total assets .....................................    91,634      72,518      73,785      74,861      86,741     70,570      57,692
Total debt .......................................     7,578       4,471      12,553      14,175      18,404     13,799      11,805
Shareholders' equity .............................    45,706      38,939      37,186      38,596      44,109     35,331      28,465
Total debt as a percent of total  capitalization .        14%         10%         25%         27%         29%        28%         29%
Book value per share .............................      1.09        0.89        0.86        0.90        1.05       0.84        0.68

====================================================================================================================================
OTHER DATA
====================================================================================================================================
Product development expenditures .................     4,373       3,385       3,628       3,430       3,520      2,904       2,910
Capital expenditures, net of retirements .........     7,762       3,570       1,364       1,637       4,615      4,054       1,619
Additions to rental fleet, net of disposals ......     1,455         273       3,470         534                 (1,437)       (481)
Depreciation and amortization ....................     2,801       2,500       2,569       1,953       1,771      1,609       1,968
Employees ........................................     1,620       1,324       1,014       1,182       1,565      1,455         972
====================================================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Company achieved record sales for 1998, marking the fifth consecutive record year. The modest increase in sales from 1997 to 1998 reflected record international sales that were partially offset by lower domestic sales. The 27% increase in sales from 1997 to 1996 resulted from generally stronger demand across all product classes and markets. Sales to customers outside the United States were 32%, 30% and 24% in 1998, 1997 and 1996, respectively. Sales from new and redesigned products introduced over the past two years represented 32%, 46% and 27% of sales in 1998, 1997 and 1996, respectively.

Gross profit, as a percent of sales, decreased to 24% in 1998 from 25% in 1997. The major contributors to this decrease were the effects of increased sales discounts related to increasingly competitive market conditions and unfavorable currency effects due to the strength of the U.S. dollar. These reductions were partially offset by lower product costs as a result of cost reductions. Gross profit, as a percent of sales, decreased to 25% in 1997 from 26% in 1996. The decrease was due to a shift in product mix to smaller, less profitable models; product pricing pressures; and product introduction costs.

Selling, general and product development expenses decreased $832,000 in 1998 compared to an increase of $12.2 million in 1997 and, as a percent of sales, were 10% for 1998 compared to 11% for 1997 and 1996. For 1998, the decrease in dollars was primarily attributable to reduced personnel related costs and consulting expenses. Partially offsetting these reductions were higher product development costs in support of new and redesigned products. The dollar increase for 1997 principally reflected higher personnel and related costs, increased expenses associated with expanding foreign operations, and increased consulting expenses.

For 1998, miscellaneous expense was primarily comprised of currency conversion losses of $1,611,000, partially offset by higher investment income. For 1997, miscellaneous expense included $768,000 in currency conversion losses compared to $812,000 in gains for 1996.

The effective income tax rates were 34%, 35% and 36% for 1998, 1997 and 1996, respectively. The decreases in the effective income tax rate are primarily due to tax benefits related to the increasing level of export sales and a lower state income tax expense.

Financial Condition

The Company continues to maintain a strong financial position, with the funding of capital projects and working capital needs principally out of operating cash flow and cash reserves, while remaining virtually debt-free. Working capital increased by $39 million in 1998 and $13 million in 1997, principally due to increased cash and higher receivable balances associated with extended payment terms dictated by competitive pressures in the marketplace and a higher percent of international sales which typically have longer payment terms.

Supplementing its working capital at July 31, 1998, the Company had unused credit lines totaling $30 million. The Company considers these resources, coupled with cash expected to be generated by operations, adequate to meet its foreseeable funding needs for anticipated 1999 expenditures, including higher inventory levels to support shorter delivery requirements, $32 million for additional equipment held for rental and $16 million for other capital-related projects.

The Company's exposure to product liability claims is discussed in the note entitled Commitments and Contingencies of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. Future results of operations, financial condition and liquidity may be affected to the extent that the Company's ultimate exposure with respect to product liability varies from current estimates.

Outlook

This Outlook section and other parts of this Management's Discussion and Analysis and accompanying Annual Report contain forward-looking information and involve risks and uncertainties that could significantly impact expected results. Certain important factors that, in some cases have affected, and in the future could affect, the Company's results of operations and that could cause such future results of operations to differ are described in "Cautionary Statements Pursuant to the Securities Litigation Reform Act" which is an exhibit to this report.

Management anticipates another record year for sales and profits in fiscal 1999, with goals to increase sales by as much as 15% and profit at a somewhat greater rate. Management's outlook assumes continued economic strength in the U.S. and in Europe, as well as continued availability of capital to fuel growth in the rental industry. Management expects that new products, its strategic response to changing market dynamics and expanding global distribution should allow the Company to outpace the growth in its industry.

Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. These programs treat years as occurring between 1900 and the end of 1999 and do not self-convert to reflect the upcoming change in the century. If not corrected, computer applications could fail or create erroneous results by or at the Year 2000.

The Company has undertaken a program to understand the nature and extent of the work required to make its systems Year 2000 compliant. This program encompasses information systems, shop floor equipment and facilities systems, the Company's products and the readiness of the Company's suppliers and customers. The program includes the following phases: identification and assessment, compliance plan development, remediation and testing, production implementation and contingency plan development for critical areas.

The Company's objective is to become Year 2000 compliant with its critical activities and systems by December 31, 1998, allowing substantial time for further testing, verification and conversion of less important activities and systems. The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for products it has sold and that its information technology systems are substantially Year 2000 compliant. Testing of the information systems is scheduled to be completed prior to December 31, 1998. The Company is also requesting assurances by no later than December 31, 1998 from its significant suppliers and customers that they are addressing this issue to ensure that there will be no major disruptions to the Company's business.

The total cost of the Year 2000 project to date has not been material. Based on its program to date, the Company does not expect that future costs of modifications will have a material adverse effect on the Company's financial position or results of operations. Because the Company expects that its internal systems will become Year 2000 compliant in a timely manner, the Company believes that the most reasonably likely worst case Year 2000 scenario would result from suppliers or other third parties failing to achieve Year 2000 compliance. Depending upon the number of third parties, their identity and the nature of the non-compliance, the Year 2000 issue could have a material adverse effect on the Company's financial position or results of operations. However, the Company will develop contingency plans, which should be complete in early 1999, should any critical problems occur in any of the assessment areas noted above. Accordingly, the Company does not expect Year 2000 problems to result in any material adverse effect on the Company's financial position or results of operations.

Foreign Currency Risk

The Company manufactures its products in the United States and sells these products in that market as well as international markets, principally Europe and Australia. As a result of the sales of its products in foreign markets, the Company's financial results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies. Based on a sensitivity analysis performed at July 31, 1998, the Company has estimated that a 10% strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in operating income of approximately $6.6 million for the year ended July 31, 1998. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Euro Conversion

On January 1, 1999, certain countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and one common currency, the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated currencies will be issued and the existing currencies will be withdrawn from circulation. The Company is currently evaluating the systems and business issues raised by the euro conversion. These issues include the need to adapt computer and other business systems and equipment and the competitive impact of cross-border transparency. The Company has not yet completed its estimate of the potential impact likely to be caused by the euro conversion; however, at present the Company has no reason to believe the euro conversion will have a material impact on the Company's financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS

                                                                         July 31
                                                                 ----------------------
(in thousands, except per share data)                              1998          1997
=======================================================================================
ASSETS
Current Assets
  Cash .......................................................   $  56,793    $  25,436
  Accounts receivable, less allowance for doubtful accounts of
    $1,597 in 1998 and $1,282 in 1997 ........................      94,610       70,164
  Inventories ................................................      47,568       53,727
  Other current assets .......................................       6,544        5,872
                                                                 -----------------------
    Total Current Assets .....................................     205,515      155,199
Property, Plant and Equipment
  Land and improvements ......................................       5,140        4,124
  Buildings and improvements .................................      28,778       21,266
  Machinery and equipment ....................................      61,592       58,592
                                                                 -----------------------
                                                                    95,510       83,982
  Less allowance for depreciation ............................      37,858       27,918
                                                                 -----------------------
                                                                    57,652       56,064
Equipment Held for Rental, net of accumulated
  depreciation of $5,166 in 1998 and $3,626 in 1997 ..........      25,103       24,951
Other Assets .................................................      19,069       12,160
                                                                 -----------------------
                                                                 $ 307,339    $ 248,374
                                                                 =======================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt ..........................   $   1,253    $     267
  Accounts payable ...........................................      43,119       43,027
  Accrued payroll and related taxes ..........................      11,652       10,256
  Accrued sales costs ........................................       3,937        6,025
  Income taxes ...............................................       7,251          757
  Other current liabilities ..................................      15,631       10,738
                                                                 -----------------------
    Total Current Liabilities ................................      82,843       71,070
Long-term Debt ...............................................       2,455        3,685
Contingent Liabilities .......................................       8,800        7,646
Accrued Employee Benefits ....................................       5,473        5,046
Shareholders' Equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par value
    Issued and outstanding shares:  1998 - 44,096 shares;
      1997 - 43,726 shares ...................................       8,819        8,745
  Additional paid-in capital .................................      15,626       11,391
  Unearned compensation ......................................      (2,633)      (1,018)
  Accumulated other comprehensive income .....................      (3,662)      (2,180)
  Retained earnings ..........................................     189,618      143,989
                                                                 -----------------------
    Total Shareholders' Equity ...............................     207,768      160,927
                                                                 -----------------------
                                                                 $ 307,339    $ 248,374
                                                                 =======================


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                    Years Ended July 31
                                                           -----------------------------------
(in thousands, except per share data)                         1998         1997         1996
==============================================================================================
Net Sales ..............................................   $ 530,859    $ 526,266    $ 413,407
Cost of sales ..........................................     402,702      396,261      304,691
                                                           -----------------------------------
Gross Profit ...........................................     128,157      130,005      108,716
Selling, administrative and product development expenses      55,388       56,220       44,038
Restructuring charges ..................................       1,689        1,897
                                                           -----------------------------------
Income from Operations .................................      71,080       71,888       64,678
Other income (deductions):
  Interest expense .....................................        (254)        (362)        (293)
  Miscellaneous, net ...................................        (356)        (288)       1,281
                                                           -----------------------------------
Income before Taxes ....................................      70,470       71,238       65,666
Income tax provision ...................................      23,960       25,090       23,558
                                                           -----------------------------------
Net Income .............................................   $  46,510    $  46,148    $  42,108
                                                           ===================================
Earnings per Common Share ..............................   $    1.07    $    1.06    $     .98
                                                           ===================================
Earnings per Common Share-- Assuming Dilution ..........   $    1.05    $    1.04    $     .96
                                                           ===================================
Weighted Average  Shares Outstanding ...................      43,666       43,606       43,014
                                                           ===================================
Weighted Average  Shares Outstanding-- Assuming Dilution      44,431       44,401       43,770
                                                           ===================================


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                       Accumulated
                                                 Capital Stock   Additional               Other
                                              ------------------   Paid-in   Unearned  Comprehensive  Retained
(in thousands except share data)              Shares   Par Value   Capital Compensation   Income      Earnings
===============================================================================================================
Balances at July 31, 1995 ...............     42,825    $  8,565   $  4,411               ($ 1,799)   $ 57,253
Comprehensive income:
  Net income for the year ...............                                                               42,108
  Other comprehensive income -
    Aggregate translation adjustment,
    net of deferred tax benefit of $737 .                                                     (261)
Dividends paid: $.015 per share .........                                                                 (648)
Shares issued under stock option plans ..        557         111      3,468
---------------------------------------------------------------------------------------------------------------
Balances at July 31, 1996 ...............     43,382       8,676      7,879                 (2,060)     98,713
===============================================================================================================
Comprehensive income:
  Net income for the year ...............                                                               46,148
  Other comprehensive income -
    Aggregate translation adjustment,
    net of deferred tax benefit of $1,228                                                     (120)
Dividends paid: $.02 per share ..........                                                                 (872)
Shares issued under stock option
  plans and restricted share awards .....        344          69      3,512     (1,516)
Amortization of unearned compensation ...                                          498
---------------------------------------------------------------------------------------------------------------
Balances at July 31, 1997 ...............     43,726       8,745     11,391     (1,018)     (2,180)    143,989
===============================================================================================================
Comprehensive income:
  Net income for the year ...............                                                                46,510
  Other comprehensive income -
    Aggregate translation adjustment,
    net of deferred tax benefit of $1,428                                                   (1,482)
Dividends paid: $.02 per share ..........                                                                 (881)
Shares issued under stock option
  plans and restricted share awards .....        370          74      4,235     (3,219)
Amortization of unearned compensation ...                                        1,604
---------------------------------------------------------------------------------------------------------------
Balances at July 31, 1998 ...............     44,096    $  8,819   $ 15,626   ($ 2,633)   ($ 3,662)   $189,618
===============================================================================================================

The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Years Ended July 31
                                                     ---------------------------------
(in thousands)                                         1998        1997        1996
======================================================================================
Operations
  Net income .....................................   $ 46,510    $ 46,148    $ 42,108
  Adjustments to reconcile net income to cash
    provided by (used for) operating activities:
      Depreciation ...............................     15,750      10,389       6,505
      Provision for self-insured losses ..........      4,844       2,745       2,938
      Deferred income taxes ......................      1,924         775         502
      Changes in operating assets and liabilities:
           Accounts receivable ...................    (24,446)    (15,822)    (23,748)
           Inventories ...........................      6,159     (14,294)    (13,686)
           Other current assets ..................       (672)       (997)       (278)
           Accounts payable ......................         92       8,492      16,680
           Accrued expenses and other
             current liabilities .................      9,148       5,499       3,076
  Changes in other assets and liabilities ........     (9,085)     (7,310)     (3,406)
                                                     ---------------------------------
Cash provided by operations ......................     50,224      35,625      30,691
Investments
  Purchases of property, plant
    and equipment ................................    (13,577)    (29,757)    (16,668)
  Additions to equipment held for rental .........     (5,377)    (14,199)     (9,873)
  Proceeds from sale of Material Handling
    Division .....................................                             10,954
                                                     ---------------------------------
Cash used for investments ........................    (18,954)    (43,956)    (15,587)
Financing
  Issuance of long-term debt .....................                  2,000
  Repayment of long-term debt ....................       (244)       (242)       (309)
  Payment of dividends ...........................       (881)       (872)       (648)
  Exercise of stock options and issuance
     of restricted awards ........................      2,694       2,563       3,579
                                                     ---------------------------------
Cash provided by financing .......................      1,569       3,449       2,622
Currency Adjustments
  Effect of exchange rate changes on cash ........     (1,482)       (120)       (261)
Cash
  Net change in cash .............................     31,357      (5,002)     17,465
  Beginning balance ..............................     25,436      30,438      12,973
                                                     ---------------------------------
  Ending balance .................................   $ 56,793    $ 25,436    $ 30,438
                                                     =================================

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands except per share data)
================================================================================

SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation and Statement Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for 1998.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents and classifies such amounts as cash.

Revenue Recognition

Sales of aerial work platforms and service parts are generally unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Provisions for warranty are estimated and accrued at the time of sale. Actual warranty costs do not materially differ from estimates. In addition, net sales include rental revenues earned on the lease of equipment held for rental. Rental revenues are recognized in the period earned over the lease term.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the LIFO (last-in, first-out) method because it results in a better matching of current product costs and revenues.

Inventories consist of the following at July 31:
================================================================================
                                                                 1998      1997
================================================================================
Finished goods .............................................   $27,784   $33,689
Work in process ............................................     9,291    13,537
Raw materials ..............................................    15,067    12,371
                                                              ------------------
                                                                52,142    59,597
Less LIFO provision ........................................     4,574     5,870
                                                              ------------------
                                                               $47,568   $53,727
                                                              ==================
Property, Plant and Equipment and Equipment Held for Rental

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

Capital Stock

The Company distributed a three-for-one stock split in July 1996. The split was effected by a stock dividend. All share and per share data included in the financial statements have been restated to reflect the stock split.

Product Development

The Company incurred product development and other engineering expenses of $9,579, $7,280 and $6,925 in 1998, 1997 and 1996, respectively, which were charged to expense as incurred.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade receivables. This concentration of credit risk is mitigated by a geographically diverse customer base and the Company's credit and collection process. The Company performs credit evaluations for all customers and secures transactions with letters of credits where necessary. Write-offs for uncollected trade receivables have not been significant.

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

The  aggregate  foreign  currency   transactions  included  in  the  results  of
operations were losses of $1,611 and $768 in 1998 and 1997, respectively and gains of $812 in 1996.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments. The Company is required to adopt this standard effective July 31, 1999. Adoption will not have any effect on reported results of operations or financial position.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Developing or Obtaining Computer Internal-Use Software". This statement will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. It is effective for the Company beginning August 1, 1999. The Company does not believe its adoption will have a material impact on its results of operations or financial position.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that an entity record all derivatives in the statement of financial position at their fair value. It also requires changes in the fair value of derivatives to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is required to adopt this new accounting standard beginning August 1, 1999. The Company does not expect adoption of this statement to have a significant impact on its results of operations or financial position.

EMPLOYEE RETIREMENT PLAN

The Company has a discretionary, defined-contribution retirement plan covering all its eligible U.S. employees. The Company's policy is to fund the pension cost as accrued. Plan assets are invested in mutual funds and the Company's common stock. The aggregate expense relating to these plans was $5,332, $4,716 and $4,355 in 1998, 1997 and 1996, respectively.

INDUSTRY AND EXPORT DATA

The Company operates in one dominant industry segment - the manufacture and sale of aerial work platforms. The Company manufactures its products in the U.S., and the majority of its customers are U.S.-based equipment rental firms. One customer accounted for 12% of sales for 1998 and 13% for 1997 and 1996. Export sales were 32%, 30% and 24% of total sales for 1998, 1997 and 1996, respectively, of which Europe accounted for 18%, 15% and 12% of total sales.

INCOME TAXES

The income tax provision consisted of the following for the years ended July 31:

================================================================================
                                      1998              1997              1996
================================================================================
Current:
  Federal .................         $ 23,900          $ 23,442          $ 20,476
  State ...................            1,984             2,423             2,580
                                    --------------------------------------------
                                      25,884            25,865            23,056
Deferred:
  Federal .................           (1,828)             (674)              435
  State ...................              (96)             (101)               67
                                    --------------------------------------------
                                      (1,924)             (775)              502
                                    --------------------------------------------
                                    $ 23,960          $ 25,090          $ 23,558
                                    ============================================

The Company made income tax payments of $16,790, $24,928, and $24,435 in 1998, 1997, and 1996, respectively.

Components of deferred tax assets and liabilities were as follows at July 31:

================================================================================
                                                            1998          1997
================================================================================
Future income tax benefits:
  Contingent liabilities provisions ................       $ 5,908       $ 4,542
  Employee benefits ................................         2,736         1,910
  Translation adjustments ..........................         1,561         1,361
  Inventory valuation provisions ...................           959           921
  Other ............................................           512           288
                                                           ---------------------
                                                            11,676         9,022
                                                           ---------------------
Deferred tax liabilities:
  Depreciation and asset basis differences .........         2,307         1,577
                                                           ---------------------
Net deferred tax assets ............................       $ 9,369       $ 7,445
                                                           =====================

The current and long-term deferred tax asset amounts are included in other current and other asset amounts on the consolidated balance sheets.

STOCK BASED INCENTIVE PLANS

The Company's stock incentive plan has reserved 4,954 common shares that may be awarded to key employees in the form of options to purchase capital stock or restricted shares. The option price is set by the Company's Board of Directors. For all options currently outstanding, the option price is the fair market value of the shares on their date of grant.

The Company's stock option plan for directors provides for annual grants to each outside director of a single option to purchase six thousand shares of capital stock, providing the Company earned a net profit, before extraordinary items, for the prior fiscal year. The option price shall be equal to the shares' fair market value on their date of grant. An aggregate of 1,917 shares of capital stock is authorized to be issued under the plan.

Outstanding options and transactions involving the plans are summarized as follows:

-----------------------------------------------------------------------------------
                                  1998              1997               1996
-----------------------------------------------------------------------------------
                                    Weighted           Weighted            Weighted
                                     Average            Average             Average
                                    Exercise           Exercise            Exercise
                             Options   Price    Options  Price     Options    Price
-----------------------------------------------------------------------------------
Outstanding options at the
  beginning of the year ..    1,466    $ 4.88    1,705    $ 4.28    1,911    $ 2.58
Options granted ..........      479     14.59       36     17.44      275     12.57
Options canceled .........      (40)     8.66      (34)     3.96       (8)     2.93
Options exercised ........     (110)     3.00     (241)     2.33     (473)     2.07
                              -----------------------------------------------------
Outstanding options at the
  end of the year ........    1,795    $ 7.51    1,466    $ 4.88    1,705    $ 4.28
                              =====================================================
Exercisable options at the
  end of the year ........    1,281    $ 4.63    1,082    $ 3.95      778    $ 2.65
                              =====================================================

Information with respect to stock options outstanding at July 31, 1998 is as follows:

                         Options Outstanding             Options Exercisable
--------------------------------------------------------------------------------
                                   Weighted  Weighted                Weighted
                                    Average   Average                 Average
       Range of          Number   Remaining  Exercise       Number   Exercise
Exercise Prices     Outstanding        Life     Price  Exercisable      Price
--------------------------------------------------------------------------------
$1.12 to $1.59              470        5      $ 1.14          470      $ 1.14
$2.93 to $3.30              353        6        3.03          353        3.03
$5.64 to $9.21              321        7        6.84          321        6.84
$11.41 to$17.69             651        9       14.85          137       15.46

The Company has elected to apply Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options. Under this Opinion, the Company does not recognize compensation expense arising from such grants because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

--------------------------------------------------------------------------------
                                                      1998      1997      1996
--------------------------------------------------------------------------------
Volatility factor .................................    .478      .484      .400
Expected life in years ............................     3.0       2.0       2.5
Dividend yield ....................................     .15%      .11%      .18%
Interest rate .....................................    5.73%     5.69%     6.04%
Weighted average fair market value at date of grant  $ 5.12    $ 5.37    $ 3.72

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows for the years ending:

--------------------------------------------------------------------------------
                                              1998           1997        1996
--------------------------------------------------------------------------------
Pro forma net income ....................   $ 46,021      $ 45,837   $  41,998
Pro forma basic earnings per common share   $   1.05      $   1.05   $     .96

This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized over the vesting period.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended July 31:

---------------------------------------------------------------------------------------
                                                              1998      1997      1996
---------------------------------------------------------------------------------------
Net income ..............................................   $46,510   $46,148   $42,108
Denominator for basic earnings per share--
  weighted average shares ...............................    43,666    43,606    43,014
Effect of dilutive securities - employee stock options
  and unvested restricted shares ........................       765       795       756
                                                            ---------------------------
Denominator for diluted earning per share--
 weighted average shares adjusted for dilutive securities    44,431    44,401    43,770
                                                            ===========================
Earnings per common share ...............................   $  1.07   $  1.06   $   .98
                                                            ===========================
Earnings per common share-- assuming dilution ...........   $  1.05   $  1.04   $   .96
                                                            ===========================

COMMITMENTS AND CONTINGENCIES

The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for fiscal year 1998 is comprised of a self-insured retention of $5 million for domestic claims, insurance coverage of $5 million for international claims and catastrophic coverage of $50 million in excess of the retention and primary insurance. The Company contracts with an independent firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which the Company is aware, accrued liabilities of $12.4 million and $9.6 million were established at July 31, 1998 and 1997, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of July 31, 1998 and 1997, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

RESTRUCTURING COSTS

During the calendar 1997, the Company downsized and rationalized its operations. This resulted in restructuring charges for severance and termination benefits, costs associated with closing a smaller, less productive manufacturing facility and other asset impairments of $1,689 and $1,897 for 1998 and 1997, respectively.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

Unaudited financial information was as follows for the fiscal quarters within the years ended July 31:

--------------------------------------------------------------------------------
                                                                        Earnings
                                                                          Per
                                                           Earnings      Common
                                                              Per        Share
                                                   Net      Common      Assuming
                       Net Sales  Gross Profit   Income      Share      Dilution
--------------------------------------------------------------------------------
1998
October 31 .........    $ 95,644    $ 21,168    $  4,626    $    .11    $    .10
January 31 .........     111,707      24,885       7,646         .17         .17
April 30 ...........     146,323      35,954      14,071          .3         .32
July 31 ............     177,185      46,150      20,167         .47         .46
                        --------------------------------------------------------
                        $530,859    $128,157    $ 46,510    $   1.07    $   1.05
                        ========================================================

1997
October 31 .........    $120,206    $ 32,703    $ 12,342    $    .28    $    .28
January 31 .........     121,246      30,996      11,227         .26         .25
April 30 ...........     143,642      35,691      12,921         .30         .29
July 31 ............     141,172      30,615       9,658         .22         .22
                        --------------------------------------------------------
                        $526,266    $130,005    $ 46,148    $   1.06    $   1.04
                        ========================================================

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


/s/ L. David Black                 /s/ Charles H. Diller, Jr.

L. David Black                     Charles H. Diller, Jr.
Chairman of the Board,             Executive Vice President
President and                      and Chief Financial Officer
Chief Executive Officer

September 11, 1998


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board of Directors and Shareholders
JLG Industries, Inc.
McConnellsburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of JLG Industries, Inc. as of July 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JLG Industries, Inc. at July 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP
Baltimore, Maryland
September 3, 1998


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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 relating to executive compensation is set forth under the captions "Board of Directors" and "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 relating to security ownership of certain beneficial owners and management is set forth under the caption "Voting Securities and Principal Holders" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The consolidated financial statements of the registrant and its subsidiaries are set forth in Item 8 of Part II of this report.

     (2) Financial Statement Schedules

The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (3) Exhibits

     3.1 Articles of Incorporation of JLG Industries, Inc., which appears as Exhibit 3 to the Company's Form 10-Q (File No. 0-8454-- filed December 13, 1997), is hereby incorporated by reference.

     3.2       By-laws of JLG Industries, Inc.

     4.1 Trust Indenture between the Bedford County, Pennsylvania Industrial Development Authority and the Fulton County National Bank and Trust Company, as Trustee, which appears as Exhibit B5 to the Company's Form 10-K (File No. 0-8454 - filed October 24,
               1979), is hereby incorporated by reference.

     4.2 Installment Sale Agreement between Bedford County, Pennsylvania Industrial Development Authority and JLG Industries, Inc., which appears as Exhibit B6 to the Company's Form 10-K (File No. 0-8454 -- filed October 24, 1979), is hereby incorporated by reference.

     4.3       Agreement to disclose upon request.

     10.1 JLG Industries, Inc. Directors' Deferred Compensation Plan amended and restated as of August 1, 1997 which appears as
               Exhibit 10.2 to the Company's 10-K (File No. 0-8454 -- filed October 6, 1997, is hereby incorporated by reference.

     10.2 JLG Industries, Inc. Stock Incentive Plan amended and restated as of August 1, 1998.

     10.3 Credit Agreement dated December 21, 1989 among JLG Industries, Inc., the First National Bank of Maryland, and CoreStates Bank N. A., which appears as Exhibit 4.1 to the Company's 10-Q (File No. 0-8454 filed March 12, 1990), is hereby incorporated by reference.

     10.4 First Modification Agreement, dated January 29, 1990 to the Credit Agreement dated December 21, 1989 among JLG Industries, Inc., the First National Bank of Maryland, and CoreStates Bank N. A., which appears as Exhibit 4.3 to the Company's 10-Q (File No. 0-8454 -- filed March 12, 1990), is hereby incorporated by reference.

     10.5 Second Modification Agreement, dated September 17, 1993 to the Credit Agreement dated December 21, 1989 among JLG Industries, Inc., the First National Bank of Maryland, and CoreStates Bank N. A., which appears as Exhibit 10.12 to the Company's 10-K (File No. 0-8454-- filed October 20, 1993), is hereby incorporated by reference.

     10.6 JLG Industries, Inc. Directors Stock Option Plan amended and restated as of August 1, 1998.

     10.7 JLG Industries, Inc. Supplemental Executive Retirement Plan effective June 1, 1995, which appears as Exhibit 10.8 to the Company's Form 10-K (File No. 0-8454 -- filed October 17, 1996), is hereby incorporated by reference.

     10.8 JLG Industries, Inc. Executive Retiree Medical Benefits Plan effective June 1, 1995, which appears as Exhibit 10.9 to the Company's Form 10-K (File No. 0-8454 -- filed October 17, 1996), is hereby incorporated by reference.

     10.9 JLG Industries, Inc. Executive Severance Plan effective June 1, 1995, which appears as Exhibit 10.10 to the Company's Form 10-K (File No. 0-8454 -- filed October 17, 1996), is hereby incorporated by reference.

     10.10 JLG Industries, Inc. Executive Deferred Compensation Plan amended and restated as of August 1, 1997 which appears as Exhibit 10.11 to the Company's 10-K (File No. 0-8454 -- filed October 6, 1997, is hereby incorporated by reference.

     22        Listing of subsidiaries

     23        Consent of independent auditors

     27        Financial Data Schedule

     99 Cautionary Statements Pursuant to the Securities Litigation Reform Act of 1995

(b) The Company was not required to file Form 8-K pursuant to requirements of such form in the fourth quarter of fiscal 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 23, 1998



                                        JLG INDUSTRIES, INC.
                                        (Registrant)




                                        /s/ L. David Black
                                        --------------------------------------
                                        L. David Black, Chairman of the Board,
                                        President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 23, 1998.




/s/ Charles H. Diller, Jr.
------------------------------------------------
Charles H. Diller, Jr., Executive Vice President,
Chief Financial Officer, Secretary and Director




/s/ George R. Kempton
------------------------------------------------
George R. Kempton, Director




/s/ James A. Mezera
------------------------------------------------
James A. Mezera, Director




/s/ Gerald Palmer
------------------------------------------------
Gerald Palmer, Director




/s/ Charles O. Wood, III
------------------------------------------------
Charles O. Wood, III, Director

                                     NOTES

INVESTOR INFORMATION
================================================================================

Common Stock Data

The Company's capital stock is traded on the New York Stock Exchange under the symbol JLG.

The Company's quarterly cash dividend rate is currently $.005 per share, or $.02 on an annual basis. When declared, dividends are paid in January, April, July and October.

The Company believes that approximately 50% of its stock is held by about 126 institutions, mutual funds, banks, insurance and investment companies and pension funds. In addition, there are about 4,700 shareholders of record, including 2,300 employees, as well as approximately 20,000 beneficial shareholders.

Investor Relations Program

The Company has an active investor relations program directed to both individual and institutional investors. The Company's investor relations mission is to maintain an ongoing awareness of the Company's performance among its shareholders and the investment community, in accordance with applicable reporting requirements.

During the 1998 fiscal year, the Company held numerous meetings with members of the investment community, participated in various investment conferences and hosted meetings at its corporate headquarters with security analysts and portfolio managers. The Company is followed by about ten sell-side analysts, in addition to Value Line and Standard & Poor's.

In June 1998, the Company hosted a two-day field trip at its corporate headquarters in McConnellsburg, Pennsylvania which was attended by 30 analysts, institutional shareholders and potential investors. The theme of the meeting was "Strategically Positioned for Market Leadership in a New Century."

During fiscal 1998, the Company became a Corporate Member of the National Association of Investors Corporation (NAIC) and participated in six Investor Fairs. The Company is ranked among the Top 200 Companies in the NAIC for shares held by NAIC investment clubs.

The Company's investor relations contact is Charles H. Diller, Jr., Executive Vice President and Chief Financial Officer, who may be reached at (717) 485-5161.

Corporate Headquarters
JLG Industries, Inc.
1 JLG Drive
McConnellsburg, PA  17233-9533
Telephone:  (717) 485-5161
Fax:  (717) 485-6417

Annual Meeting of Shareholders

The Annual Meeting will be held at the Company's headquarters in McConnellsburg, Pennsylvania, at 4:30 p.m., Thursday, November 19, 1998. All shareholders are cordially invited to attend. Whether planning to attend or not, shareholders are urged to mark, sign, date, and return their proxy cards promptly, so their interests will be represented at the Meeting.

Shareholder Services

For prompt assistance regarding address changes, consolidation of duplicate accounts, lost certificates and related matters, please contact ChaseMellon Shareholder Services, 85 Challenger Road, Overpeck Centre, Ridgefield Park, NJ 07660, telephone (800) 756-3353.

Shareholders who add to their holdings of the Company's stock are advised to have their broker or bank register the shares in exactly the same name and account as those of present holdings. Whenever there is the slightest variation in the name or address of a shareholder, a separate account must be established. This leads to duplicate mailings and added expense to the Company.

Anyone presently having more than one account registered in his or her name can assist the Company by consolidating their accounts. To combine such holdings, shareholders should forward the names and numbers of the accounts involved, along with a signed request, to the Company's transfer agent.

Shareholder Communications

In order to receive the hard copy circulation of quarterly earnings releases to shareholders, please request to be placed on a special Direct Mail List by sending a letter or postcard including your name and complete mailing address to:

                                JLG Industries, Inc.
                                Investor Relations - Direct Mail List
                                1 JLG Drive
                                McConnellsburg, PA  17233-9533

Financial  information  is available by calling the  Company's  investor line at
(717) 485-6523. The Company also offers investors and shareholders information via its web site at www.jlg.com where you can view Company product and general information, the annual report and access to press releases.