Form 10-Q
period 1998-10-31
JLG INDUSTRIES INC
filed 1998-12-10
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 1998

or

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


At December 3, 1998, there were 44,099,672 shares of capital stock of the Registrant outstanding.


                   PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                          October 31,          July 31,
                                             1998                1998
                                          (Unaudited)
ASSETS
Current assets
  Cash                                     $ 38,369            $ 56,793
  Accounts receivable                       100,030              94,610
  Inventories                                64,354              47,568
  Other current assets                        8,390               6,544
    Total current assets                    211,143             205,515
Property, plant and equipment - net          55,866              57,652
Equipment held for rental - net              29,512              25,103
Other assets                                 19,785              19,069
                                           $316,306            $307,339

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt        $  1,254            $  1,253
  Accounts payable                           48,721              43,119
  Accrued payroll and related taxes           4,986              11,652
  Accrued sales costs                         1,378               3,937
  Income taxes                                8,202               7,251
  Other current liabilities                  16,216              15,631
    Total current liabilities                80,757              82,843
Long-term debt, less current portion          2,383               2,455
Contingent liabilities                        9,128               8,800
Accrued employee benefits                     5,723               5,473
Shareholders' equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Outstanding shares: 44,100;
     fiscal 1998 - 44,096                     8,820               8,819
  Additional paid-in capital                 15,503              15,626
  Unearned compensation                      (2,243)             (2,633)
  Accumulated other comprehensive income     (3,416)             (3,662)
  Retained earnings                         199,651             189,618
    Total shareholders' equity              218,315             207,768
                                           $316,306            $307,339

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)
                                 									      Three Months Ended
                           									                October 31,
                                             1998                1997
Net sales                                  $128,655             $95,644

Cost of sales                                98,930              74,476

Gross profit                                 29,725              21,168

Selling, administrative and
  product development expenses               15,015              12,134
Restructuring charges                                             1,689

Income from operations                       14,710               7,345

Other income (deductions):
  Interest expense                              (54)                (63)
  Miscellaneous, net                            879                (273)

Income before income taxes                   15,535               7,009

Income tax provision                          5,282               2,383

Net income                                 $ 10,253             $ 4,626

Earnings per common share                  $    .23             $   .11

Earnings per common share -- assuming
 dilution                                  $    .23             $   .10

Cash dividends per share                   $   .005             $  .005

Weighted average shares outstanding          43,792              43,632

Weighted average shares outstanding --
 assuming dilution                           44,913              44,426

The accompanying notes are an integral part of these financial statements

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
                               									         Three Months Ended
                                       										    October 31,
                                              1998                1997
Operations
  Net income                               $ 10,253           $  4,626
  Adjustments to reconcile net income
  to cash provided by (used for)
  operating activities:
    Depreciation and amortization             4,573              3,589
    Other                                     1,461              1,082
    Changes in operating assets and
     liabilities                            (25,448)           (10,831)
    Changes in other assets and
     liabilities                             (2,266)              (915)
     Cash used for operations               (11,427)            (2,449)

Investments
  Purchases of property, plant and
   equipment                                 (1,192)            (3,142)
  Net additions to equipment held for
   rental                                    (6,028)            (2,694)
    Cash used for investments                (7,220)            (5,836)

Financing
  Repayment of long-term debt                   (71)               (66)
  Payment of dividends                         (220)              (220)
  Exercise of stock options and issuance
  of restricted awards                          267                368
    Cash (used for) provided by financing       (24)                82

Currency adjustments
  Effect of exchange rate changes on
  cash flows                                    247              (731)

Cash
  Net decrease in cash                      (18,424)           (8,934)
  Beginning balance                          56,793            25,436
  Ending balance                           $ 38,369          $ 16,502

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1998
(Unaudited)


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

Interim results for the three months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1998.

INVENTORIES AND COST OF SALES
A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at October 31, 1998, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.

Inventories consist of the following:

                                            October 31,        July 31,
                                              1998               1998
    Finished goods                             $41,001         $27,784
    Work in process                              8,279           9,291
    Raw materials                               19,828          15,067
                                                69,108          52,142
    Less LIFO provision                          4,754           4,574
                                               $64,354         $47,568

COMPREHENSIVE INCOME
The components of comprehensive income for the first quarters of 1999 and 1998 were as follows:

                                            October 31,       October 31,
                                              1998               1997
  Net income                                   $10,253          $4,626
  Aggregate translations adjustment                246            (730)
                                               $10,499          $3,896


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

The following table sets forth the computation of basic and diluted earnings per share:

                                     							      Three Months Ended
                                								               October 31,
                                                 1998             1997
  Net income                                   $10,253           $4,626

  Denominator for basic earnings per share --
   weighted average shares                      43,792           43,632

  Effect of dilutive securities - employee
   stock options and unvested restricted
   shares                                        1,121              794

  Denominator for diluted earnings per share
   weighted average shares adjusted for
   dilutive securities                          44,913           44,426

  Earnings per common share                    $   .23          $   .11

  Earnings per common share - assuming
   dilution                                    $   .23          $   .10

COMMITMENTS AND CONTINGENCIES
The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for fiscal year 1999 is comprised of a self-insured retention of $5 million for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $75 million in excess of the primary coverage.
The Company contracts with an independent firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which the Company is aware, accrued liabilities of $12.0 million and $12.4 million were established at October 31, 1998 and July 31, 1998, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of October 31, 1998 and July 31, 1998, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the First Quarters of Fiscal 1999 and 1998
Sales for the first quarter of 1999 were $128.7 million, a 35% increase over the $95.6 million for the first quarter of 1998. Domestic sales of $90.6 million were up 61% over last year's first quarter sales of $56.2 million reflecting increased demand for the Company's products. International sales at $38.1 million, represented 30% of sales for the current quarter, were slightly lower than the $39.4 million, or 41% achieved in the first quarter of the previous year. Strong European sales were partially offset by weakness in the Asia/Pacific market and effects of a strong U.S. dollar in foreign markets.

Gross profit, as a percent of sales, increased to 23% for the first quarter of 1999 compared to 22% for the same period of 1998. The improvement reflects reduced product costs partially offset by a shift in product mix to less profitable machines and the effects of a strong US dollar.

Selling, administrative and product development expenses were up $2.9 million, or 24% compared to the first quarter of 1998. As a percent of sales, they were 12% and 13% for the current and last year first quarter, respectively. The increase in dollars is primarily the result of higher advertising expenses as well as increased personnel and related costs associated with several strategic initiatives begun last year.

The prior year quarter included $1.7 million in restructuring charges related to workforce reductions.

Miscellaneous income was $879,000 compared to last year's first quarter expense of $273,000. This change was largely the result of investment income earned on higher cash balances and lower currency losses in the current year quarter.

Financial Condition
The Company continues to maintain a strong financial position, with the funding of capital projects and working capital needs principally out of operating cash flow and cash reserves, while remaining virtually debt-free. Working capital increased by $7.7 million at October 31, 1998 compared to July 31, 1998, principally to rebuild inventories in anticipation of strong second half sales and higher accounts receivable balances attributable to extended payment terms resulting from competitive market pressures.

Supplementing its working capital at October 31, 1998, the Company had unused credit lines totaling $30 million. The Company considers these resources, coupled with cash expected to be generated by operations, adequate to meet its foreseeable funding needs, including higher accounts receivable balances, $48 million for additional equipment held for rental and $15 million for other capital-related projects.

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

Management expects momentum to build in the second half of the fiscal year so that full-year sales will again reach record levels with profitability climbing at an even faster rate. Management anticipates that favorable factors including wide acceptance of new products in domestic and international markets, leveraging the Company's brand equity with the consolidating rental customers, expansion of the Company's customer base, coupled with high levels of customer confidence, gradual lessening of previously reported supplier constraints and significant operational improvements will contribute to increased sales and earnings in fiscal 1999.

Year 2000
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. These programs treat years as occurring between 1900 and the end of 1999 and do not self-convert to reflect the upcoming change in the century. If not corrected, computer applications could fail or create erroneous results in date sensitive applications.

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

The Company's objective is to become Year 2000 compliant with its critical activities and systems by December 31, 1998. The Company has substantially completed identification and assessment, compliance plan development and remediation for its critical activities and systems. The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for products it has sold. The Company is also requesting assurances by no later than December 31, 1998 from its significant suppliers and customers that they are addressing this issue to ensure that there will be no major disruptions to the Company's business. The Company has received a significant number of positive assurances to date and continues to actively pursue the open requests.

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

Euro Conversion
On January 1, 1999, certain countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and one common currency, the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated currencies will be issued and the existing currencies will be withdrawn from circulation. The Company is currently evaluating the systems and business issues raised by the euro conversion. These issues include the need to adapt computer and other business systems and equipment and the
competitive impact of cross-border transparency.   The Company completed its
preliminary estimate of the potential impact likely to be caused by the euro conversion. Based on the preliminary estimate, the Company has no reason to believe the euro conversion will have a material impact on the Company's financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company does not have a material exposure to financial risk from using derivative financial instruments to manage its foreign currency exposures.
For additional information, reference is made to Item 7 in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1998. There has been no material change in the Company's market risk exposures that affect the quantitative and qualitative disclosures as presented as of July 31, 1998.


Independent Accounts' Review Report


The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. and subsidiaries as of October 31, 1998, and the related condensed consolidated statements of income, shareholders equity and cash flows for the three-month periods ended October 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of JLG Industries, Inc. as of July 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended not presented herein, and in our report dated September 3, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Ernst & Young LLP
Baltimore, Maryland
November 16, 1998



                         PART II	OTHER INFORMATION


ITEMS 1 - 3 and 5

None/not applicable.

ITEM 4

The Company held its Annual Meeting of Shareholders on November 19, 1998. Management solicited proxies for the election of eight directors and for ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the 1999 fiscal year. Of the 44,099,586 shares of capital stock outstanding on the record date, 41,036,988 or 93% were voted in person or by proxy at the meeting date. The tabulated results are set forth below:

Election of directors

                                    For         Against
L. D. Black                     40,713,267      323,721
C. H. Diller, Jr.               40,720,548      316,440
G. R. Kempton                   40,720,349      316,639
J. A. Mezera                    40,713,198      323,790
G. Palmer                       40,719,799      317,189
S. Rabinowitz                   40,697,549      339,439
T. C. Wajnert                   40,718,349      318,639
C. O. Wood, III                 40,719,848      317,140

Ratification of the appointment of Ernst & Young LLP as independent auditors for the ensuing year.

     For             Against            Abstain
 40,697,943          191,018            148,027

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

	       15	    Letter re:  Unaudited Interim Financial Information

       	27	    Financial Data Schedule

       	99	    Cautionary Statements Pursuant to the Securities Litigation
		             Reform Act

(b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended October 31, 1998.


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