Form 10-Q
period 1999-01-31
JLG INDUSTRIES INC
filed 1999-03-12
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 1999

or

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


At February 24, 1999, there were 44,099,586 shares of capital stock of the Registrant outstanding.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                   January 31,     July 31,
                                                      1999           1998
(Unaudited)
ASSETS
Current assets
  Cash                                              $  16,763      $  56,793
  Accounts receivable                                 120,597         94,610
  Inventories                                          71,352         47,568
  Other current assets                                  8,448          6,544
    Total current assets                              217,160        205,515
Property, plant and equipment - net                    56,017         57,652
Equipment held for rental - net                        31,797         25,103
Other assets                                           13,106         19,069
                                                     $318,080       $307,339

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                 $   1,255      $   1,253
  Accounts payable                                     46,358         43,119
  Accrued expenses                                     23,936         38,471
    Total current liabilities                          71,549         82,843
Long-term debt, less current portion                    2,319          2,455
Contingent liabilities                                  8,132          8,800
Accrued employee benefits                               6,271          5,473
Shareholders' equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Outstanding shares: 44,100; fiscal 1998 - 44,096    8,820          8,819
  Additional paid-in capital                           15,527         15,626
  Unearned compensation                                (1,854)        (2,633)
  Accumulated other comprehensive income               (3,441)        (3,662)
  Retained earnings                                   210,757        189,618
    Total shareholders' equity                        229,809        207,768
                                                     $318,080       $307,339

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)
                       				          Three Months Ended	   Six Months Ended
                             							      January 31,			       January 31,
                                       1999        1998     1999       1998
Net sales                           $138,235     $111,706  $266,890  $207,351
Cost of sales                        106,727       86,821   205,656   161,298
Gross profit                          31,508       24,885    61,234    46,053
Selling, administrative and
  product development expenses        16,284       12,341    31,300    24,475
Restructuring charges                                                   1,689
Income from operations                15,224       12,544    29,934    19,889
Other income (deductions):
  Interest expense                       (58)         (73)     (111)     (136)
  Miscellaneous, net                     481         (886)    1,359    (1,159)
Income before income taxes            15,647       11,585    31,182    18,594
Income tax provision                   4,320        3,939     9,602     6,322
Net income                          $ 11,327      $ 7,646  $ 21,580  $ 12,272
Earnings per common share           $    .26      $   .17  $    .49  $    .28
Earnings per common share
  assuming dilution                 $    .25      $   .17  $    .48  $    .27
Cash dividends per share            $   .005      $  .005  $    .01  $    .01
Weighted average shares
 outstanding                          43,794        44,016    43,793    43,964
Weighted average shares
 outstanding - assuming dilution      44,935        44,821    44,924    44,761

The accompanying notes are an integral part of these financial statements

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
									                                                Six Months Ended
                                                 				  				 January 31,
                                                          1999         1998
Operations
  Net income                                            $ 21,580    $  12,272
  Adjustments to reconcile net income to cash
  provided by (used for) operating activities:
    Depreciation and amortization                          9,440        7,963
    Other                                                  2,412        2,429
    Changes in operating assets and liabilities          (62,910)     (20,805)
    Changes in other assets and liabilities                4,045          823
     Cash (used for) provided by operations              (25,433)       2,682
Investments
  Purchases of property, plant and equipment              (4,726)      (6,245)
  Net (additions to) sales of equipment held for rental  (10,198)         290
    Cash used for investments                            (14,924)      (5,955)
Financing
  Repayment of long-term debt                               (134)        (128)
  Payment of dividends                                      (441)        (440)
  Exercise of stock options and issuance of
   restricted awards                                         681       (1,984)
    Cash provided by (used for) financing                    106       (2,552)
Currency adjustments
  Effect of exchange rate changes on cash flows              241         (998)
Cash
  Net decrease                                           (40,030)      (6,823)
  Beginning balance                                       56,793       25,436
  Ending balance                                        $ 16,763     $ 18,613

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1999
(Unaudited)

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

Interim results for the three and six month periods ended January 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1998.

INCOME TAXES
The Company's effective tax rates for the three and six month periods ended January 31, 1999 included a change in accounting estimate resulting in a $1.0 million benefit to net income ($.02 per basic and diluted earnings per share.) The change was primarily attributable to certain tax incentives related to export sales for the year ended July 31, 1998.

BASIC AND DILUTED EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

                        						        Three Months Ended	    Six Months Ended
                                						    January 31,           January 31,
                                        1999        1998      1999       1998
Net income                            $11,327      $7,646   $21,580    $12,272
Denominator for basic earnings
 per share - weighted average shares   43,794      44,016    43,793     43,964
  Effect of dilutive securities -
   employee stock options and
   unvested restricted shares           1,141         805     1,131        797
  Denominator for diluted earnings
   per share - weighted average
   shares adjusted for dilutive
   securities                          44,935      44,821    44,924     44,761
  Earnings per common share           $   .26     $   .17   $   .49    $   .28
  Earnings per common share -
   assuming dilution                  $   .25     $   .17   $   .48    $   .27

COMMITMENTS AND CONTINGENCIES
The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for fiscal year 1999 is comprised of a self-insured retention of $5 million for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $75 million in excess of the retention and primary coverage. The Company contracts with an independent firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which the Company is aware, accrued liabilities of $11.9 million and $12.4 million were established at January 31, 1999 and July 31, 1998, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of January 31, 1999 and July 31, 1998, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

INVENTORIES AND COST OF SALES
A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at January 31, 1999, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.

Inventories consist of the following:
                                 January 31,     July 31,
                                    1999           1998
    Finished goods                $48,070        $27,784
    Work in process                 7,857          9,291
    Raw materials                  20,004         15,067
                                   75,931         52,142
    Less LIFO provision             4,579          4,574
                                  $71,352        $47,568

COMPREHENSIVE INCOME
The components of comprehensive income for the three and six months ended
January 31, 1999 and 1998 were as follows:
                           						      Three Months Ended		  Six Months Ended
                                    						 January 31,		         January 31,
                                         1999        1998    1999        1998
  Net income                           $11,327      $7,646 $21,580     $12,272
  Aggregate translation adjustment          26         267    (221)        998
                                       $11,353      $7,913 $21,359     $13,270

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the Second Quarters of Fiscal 1999 and 1998
Sales for the second quarter of fiscal 1999 were $138.2 million, up 24% over the $111.7 million in the comparable year-ago period. Domestic sales were $93.5 million, up 27% over last year's second quarter sales of $73.5 million, reflecting increased demand across all of the Company's product groups. The increase resulted, in part, from an expanded customer base due to many rental company consolidators selecting the Company as their primary supplier. International sales were also strong, representing 32% of sales for the current quarter and up 17% to $44.7 million, compared to $38.2 million in the second quarter of the previous year. Europe led all foreign markets with a 48% increase, which helped to offset the effects of continuing economic weakness in the Asia/Pacific and Latin American markets.

Gross profit, as a percent of sales, was up .5% for the second quarter of fiscal 1999 compared to the same period of fiscal 1998. The improvement principally reflects a more profitable product mix and the benefits of cost reduction efforts. Partially offsetting these improvements were higher sales discounts resulting from continued pricing pressures in the Company's markets and costs associated with gearing up the Company's manufacturing capabilities for expected strong demand in the second half of fiscal 1999.

Selling, administrative and product development expenses were up $3.9 million, or 32% compared to the second quarter of 1998. As a percent of sales, these expenses were 12% and 11% for the current and last year's second quarter, respectively. The increase in dollars is primarily the result of increased personnel and related costs associated with serving the Company's expanding customer base.

Miscellaneous income was $481,000 compared to last year's second quarter expense of $886,000. This change was largely the result of investment income earned on higher cash balances and lower currency losses in the current year quarter.

The effective tax rates were 28% and 34% for the current and last year's second quarters, respectively. The current quarter's rate included a change in accounting estimate resulting in a $1.0 million benefit to net income ($.02 per basic and diluted earnings per share.) The change was primarily attributable to certain tax incentives related to export sales for the year ended July 31, 1998.

Results for the First Six Months of Fiscal 1999 and 1998
Sales for the first six months of fiscal 1999 were $266.9 million, an increase of 29% from the $207.4 million in the comparable prior year period. Domestic sales for the first six months of fiscal 1999 were up $54.4 million, or 42% from the prior year comparable period. International sales continued to be strong, representing 31% of sales in the current year period, principally due to a 48% increase in European sales, which helped to offset the effects of continuing economic weakness in the Asia/Pacific and Latin American markets.

Gross profit, as a percent of sales, increased .7% in the first six months of fiscal 1999 compared to the same period of fiscal 1998. A more profitable geographic product mix and the benefits of cost reduction efforts were partially offset by higher sales discounts resulting from continued pricing pressures in the Company's markets and costs associated with gearing up the Company's manufacturing capabilities for expected strong demand in the second half of fiscal 1999.

Selling, administrative and product development expenses were up $6.8 million, or 28% compared to the first six months of fiscal 1998. As a percent of sales, these expenses were 12% for both periods. The dollar increase over the prior year period was due to the same factors discussed in the second quarter comparison.

The prior year period included $1.7 million in restructuring charges related to temporary workforce reductions.

Miscellaneous income was $1.4 million compared to last year's expense of $1.2 million. This change was largely the result of investment income earned on higher cash balances and lower currency losses in the current year period.

The effective tax rate for the current year period was 31%, lower than last year's rate of 34%. This reduction was primarily a result of the same factors as discussed in the quarter to quarter comparison.

Financial Condition
The Company continues to maintain a strong financial position, with the funding of capital projects and working capital needs principally out of operating cash flow and cash reserves, while remaining virtually debt-free. Working capital increased by $22.9 million at January 31, 1999 compared to July
31, 1998. The increase included additional inventory to support the Company's strategic decision to provide a higher level of product availability to its worldwide customer base and higher accounts receivable balances attributable to extended payment terms resulting from competitive market pressures.
During February 1999, the Company entered into a new financing agreement with its primary lending banks providing for an additional $20 million of credit availability. As a result, the Company now has a $40 million revolving credit facility plus $10 million in banker acceptances. The Company considers this credit availability combined with cash expected to be generated by operations adequate to meet its forecasted funding needs for the remainder of the fiscal year, including higher inventory levels, additional equipment held for rental and other capital-related projects.

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

Management expects a stronger second half of the fiscal year performance, which combined with the strong first half, should lead to another record year of
sales and earnings.   Management's expectations are supported by a high level
of customer optimism, a strong order pattern and backlog, as well as the
enthusiastic customer response to the Company's many new products.   Management
anticipates that the Company will continue to face gross profit margin pressures as a result of competitive market conditions as well as third fiscal quarter costs associated with gearing up the Company's manufacturing capabilities.

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

The Company has undertaken a program to understand the nature and extent of the work required to make its systems Year 2000 compliant. This program encompasses information systems, shop floor equipment and facilities systems, the Company's products, and the readiness of the Company's suppliers and customers. The program includes the following phases: identification and assessment, compliance plan development, remediation and testing, production implementation and contingency plan development for critical areas.

The Company has substantially completed identification and assessment, compliance plan development, remediation and testing, and production implementation for its critical activities and systems. One of the Company's key production systems remains to be tested and such testing is expected to be completed within the next three months. The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for products it has sold. The Company has received assurances from most of its significant suppliers and customers that they are addressing this issue to ensure that there will be no major disruptions to the Company's business. The Company is currently evaluating its need to develop contingency plans and the extent thereof. Such plans should be completed and implemented during the first half of calendar 1999.

The total cost of the Year 2000 project to date has not been material and, based on its program to date, the Company does not expect that future costs related to the project will have a material adverse effect on the Company's financial position or results of operations. Because the Company believes that its internal systems are substantially Year 2000 compliant, the Company believes that the most reasonably likely worst case Year 2000 scenario would result from suppliers' or other third parties' failures to be Year 2000 compliant. Depending upon the number of third parties, their identity and the nature of the non-compliance, the Year 2000 issue could have a material adverse effect on the Company's financial position or results of operations. Altogether, the Company does not expect Year 2000 problems to result in any material adverse effect on the Company's financial position or results of operations.

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

Independent Accounts' Review Report


The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. and subsidiaries as of January 31, 1999, and the related condensed consolidated statements of income, shareholders' equity and cash flows for the three-month and six-month periods ended January 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of JLG Industries, Inc. as of July 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated September 3, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Ernst & Young LLP
Baltimore, Maryland
February 16, 1999



PART II	OTHER INFORMATION


ITEMS 1 - 5

None/not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

	15	Letter re:  Unaudited Interim Financial Information

	27	Financial Data Schedule

	99	Cautionary Statements Pursuant to the Securities Litigation
		Reform Act

(b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended January 31, 1999.


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