Form 10-Q
period 1999-04-30
JLG INDUSTRIES INC
filed 1999-06-11
CIK 216275

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the quarterly period ended April 30, 1999

                               or

[ ]  Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the transition period from                   to


                 Commission file number:  0-8454


                      JLG INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                       25-1199382
         (State or other                   (I.R.S. Employer
         jurisdiction of                  Identification No.)
         incorporation or
          organization)

           1 JLG Drive,                       17233-9533
        McConnellsburg, PA
      (Address of principal                   (Zip Code)
        executive offices)

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


At May 26, 1999, there were 44,099,586 shares of capital stock of the Registrant outstanding.

                 PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
                                           April 30,    July 31,
                                             1999         1998
                                         (Unaudited)
ASSETS
Current assets
  Cash                                     $ 37,989    $ 56,793
  Accounts receivable                       135,878      94,610
  Inventories                                75,565      47,568
  Other current assets                        8,315       6,544
    Total current assets                    257,747     205,515
Property, plant and equipment - net          56,250      57,652
Equipment held for rental - net              30,667      25,103
Other assets                                 13,405      19,069

                                           $358,069    $307,339

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt        $  1,256    $  1,253
  Accounts payable                           59,168      43,119
  Accrued expenses                           32,214      38,471
    Total current liabilities                92,638      82,843
Long-term debt, less current portion          2,254       2,455
Provisions for contingencies                 10,510       8,800
Accrued employee benefits                     6,701       5,473
Shareholders' equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Outstanding shares: 44,100; fiscal
    1998 - 44,096                             8,820       8,819
  Additional paid-in capital                 15,534      15,626
  Unearned compensation                     (1,464)     (2,633)
  Accumulated other comprehensive income    (4,760)     (3,662)
  Retained earnings                         227,836     189,618
    Total shareholders' equity              245,966     207,768

                                           $358,069    $307,339

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)
                              Three Months Ended     Nine Months Ended
                                  April 30,             April 30,
                                1999       1998       1999       1998
Net sales                     $196,747   $146,323   $463,637   $353,674

Cost of sales                  152,636    110,369    358,293    271,666

Gross profit                    44,111     35,954    105,344     82,008

Selling, administrative and
  product development expenses  18,558     15,137     49,858     39,612
Restructuring charges                                             1,689

Income from operations          25,553     20,817     55,486     40,707

Other income (deductions):
  Interest expense                (108)       (62)      (219)      (197)
  Miscellaneous, net               462        564      1,822       (597)

Income before income taxes      25,907     21,319     57,089     39,913

Income tax provision             8,608      7,248     18,210     13,570

Net income                    $ 17,299   $ 14,071   $ 38,879   $ 26,343

Earnings per common share     $    .40   $    .32   $    .89   $    .60

Earnings per common share -
  assuming dilution           $    .39   $    .32   $    .87   $    .59

Cash dividends per share      $   .005   $   .005   $   .015   $   .015

Weighted average shares         43,792     43,687     43,792     43,650
outstanding

Weighted average shares
outstanding -                   44,915     44,394     44,915     44,424
  assuming dilution

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
                                                 Nine Months Ended
                                                     April 30,

                                                 1999         1998
Operations
  Net income                                  $ 38,879     $ 26,343
  Adjustments to reconcile net income to cash
  provided by (used for) operating activities:
    Depreciation and amortization               14,147       12,186
    Changes in operating assets and
    liabilities                                (60,760)     (23,092)
    Changes in other assets and liabilities      4,889       (3,327)
    Other                                        3,821        3,778
     Cash provided by operations                   976       15,888

Investments
  Purchases of property, plant and equipment    (8,205)      (7,995)
  Net additions to equipment held for rental   (10,697)      (4,700)
    Cash used for investments                  (18,902)     (12,695)          )

Financing
  Repayment of long-term debt                     (198)        (188)
  Payment of dividends                            (661)        (660)
  Exercise of stock options and issuance
   of restricted awards                          1,078       (1,035)
    Cash provided by (used for) financing          219       (1,883)

Currency adjustments
  Effect of exchange rate changes on cash flows (1,097)      (1,288)

Cash
  Net (decrease) increase                      (18,804)          22
  Beginning balance                             56,793       25,436
  Ending balance                              $ 37,989     $ 25,458

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999
(Unaudited)

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

Interim results for the three and nine month periods ended April 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1998.

INVENTORIES AND COST OF SALES
A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at April 30, 1999, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.

Inventories consist of the following:
                                       April 30,      July 31,
                                         1999           1998
    Finished goods                      $50,222       $27,784
    Work in process                       8,921         9,291
    Raw materials                        21,001        15,067
                                         80,144        52,142
    Less LIFO provision                   4,579         4,574
                                        $75,565       $47,568

COMPREHENSIVE INCOME
The components of comprehensive income for the three and nine months ended April 30, 1999 and 1998 were as follows:

                             Three Months Ended    Nine Months Ended
                                    April 30,         April 30,

                               1999       1998      1999      1998
  Net income                 $17,299    $14,071   $38,879   $26,343
  Aggregate currency           1,319        290     1,097     1,288
   translation adjustment    $18,618    $14,361   $39,976   $27,631

BASIC AND DILUTED EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

                             Three Months Ended    Nine Months Ended
                                   April 30,          April 30,

                                1999     1998      1999      1998
  Net income                  $17,299  $14,071   $38,879   $26,343

  Denominator for basic
   earnings per share --
   weighted average share      43,792   43,687    43,792    43,650

  Effect of dilutive securities
   - employee stock options
   and unvested restricted
   shares                       1,123      707     1,123       774

  Denominator for diluted
   earnings per share --
   weighted average shares
   adjusted for dilutive
   securities                  44,915   44,394    44,915    44,424

  Earnings per common share   $   .40  $   .32   $   .89   $   .60

  Earnings per common share -
  assuming dilution           $   .39  $   .32   $   .87   $   .59

COMMITMENTS AND CONTINGENCIES
The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for fiscal year 1999 is comprised of a self-insured retention of $5 million for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $75 million in excess of the retention and international primary coverage. The Company contracts with an independent firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which the Company is aware, accrued liabilities of $12.1 million and $12.4 million were established at April 30, 1999 and July 31, 1998, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of April 30, 1999 and July 31, 1998, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

INCOME TAXES
The Company's effective tax rates for the nine month period ended April 30, 1999 included a change in accounting estimate resulting in a $1.2 million benefit to net income ($.03 per basic and diluted earnings per share.) The change was primarily attributable to certain tax incentives related to export sales for the year ended July 31, 1998.

SUBSEQUENT EVENT
On May 11, 1999, the Company announced the signing of a definitive merger agreement with Gradall Industries, Inc. pursuant to which the Company has commenced an offer to purchase all the outstanding shares of Gradall for approximately $200 million in cash. The transaction will be financed using a $250 million five-year unsecured revolving credit facility. The transaction is expected to be completed during the fourth quarter of the Company's fiscal year ending July 31, 1999 and is subject to the tender of a majority of Gradall's shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
RESULTS OF OPERATIONS

Results for the Third Quarters of Fiscal 1999 and 1998
Sales for the third quarter of fiscal 1999 were $196.7 million, up 34% over the $146.3 million in the comparable year-ago period. Sales growth for the third quarter of fiscal 1999 was attributable to strong domestic sales of $147.4 million, up 51% from the comparable year-ago period sales of $97.9 million. The increase resulted from market share gains, strong demand across all product groups, customer acceptance of the Company's new products and continued growth in the aerial work platform market. European sales increased 16%, offsetting lower sales in other regions of the world and boosting international sales to $49.3 million for the current year quarter from $48.4 million for the comparable year-ago quarter.

Gross profit, as a percent of sales, decreased 2.2 percentage points for the third quarter of fiscal 1999 compared to the same period of fiscal 1998. The decrease principally reflects higher sales discounts resulting from continued pricing pressures in the Company's markets; costs associated with the ramp-up of production to meet higher product demand and customer scheduling requirements; and costs associated with new product introductions. Partially offsetting these charges was a more profitable geographic product mix and the benefits of continuing cost reduction efforts.

Selling, administrative and product development expenses were up $3.4 million, or 23% compared to the third quarter of 1998. As a percent of sales, these expenses were 9% and 10% for the current and last year's third quarter, respectively. The increase in dollars is primarily the result of increased personnel and related costs associated with serving the Company's expanding customer base.

The effective tax rates were 33% and 34% for the current and last year's third quarter, respectively. The reduction was primarily attributable to certain tax incentives related to export sales.

Results for the First Nine Months of Fiscal 1999 and 1998
Sales for the first nine months of fiscal 1999 were $463.6 million, an increase of 31% from the $353.7 million in the comparable prior year period. Domestic sales for the first nine months of fiscal 1999 were $331.6 million, up 46% from the comparable year-ago period of $227.7 million. International sales for the current year period were $132.0 million, representing 28% of total sales and up 5% from the $126.0 million for the nine months of the previous year.

Gross profit, as a percent of sales, decreased .5 percentage points in the first nine months of fiscal 1999 compared to the same period of fiscal 1998. The decrease over the prior year period was principally due to the same factors discussed in the third quarter comparison.

Selling, administrative and product development expenses were up $10.2 million, or 26% compared to the first nine months of fiscal 1998. As a percent of sales, these expenses were 11% for both periods. The dollar increase over the prior year period was principally due to the same factors discussed in the third quarter comparison.

The prior year period included $1.7 million in restructuring charges related to temporary workforce reductions.

Miscellaneous income net of interest expense was $1.6 million compared to last year's expense of $793,000. This change was largely the result of investment income earned on higher cash balances and lower currency losses in the current year period.

The effective tax rate for the current year period was 32%, lower than last year's rate of 34%. The current year's rate included a change in accounting estimate resulting in a $1.2 million benefit to net income ($.03 per basic and diluted earnings per share.) The change was primarily attributable to certain tax incentives related to export sales for the year ended July 31, 1998.

Financial Condition
The Company continues to maintain a strong financial position, with the funding of capital projects and working capital needs being principally made out of operating cash flow and cash reserves, while remaining virtually debt-free. Working capital increased by $42.4 million at April 30, 1999 compared to July 31, 1998. The increase included additional inventory to support the Company's strategic decision to provide a higher level of product availability to its worldwide customer base and higher accounts receivable balances principally attributable to higher sales volume and extended payment terms resulting from competitive market pressures .

On May 11, 1999, the Company announced the signing of a definitive merger agreement with Gradall pursuant to which the Company has commenced an offer to purchase all the outstanding shares of Gradall for approximately $200 million in cash. This transaction will be financed using a $250 million unsecured five-year revolving credit facility. The Company believes the combination of the unused portion of the new revolving credit facility, a separate $40 million bank overdraft facility (which will be reduced to $20 million upon closing) and cash expected to be generated by operations will be sufficient to fund its ongoing operations and capital-related projects for the next twelve months.

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

Management expects strong European order levels and continuing domestic factors that led to the solid third quarter performance to result in another record performance for the fourth quarter. The continuing demand for its products, indicated by a strong order flow and backlog, positions the Company to achieve another record setting year in fiscal 2000. New product innovations, global market expansion, and the completion of the Gradall acquisition, will provide the Company with a solid foundation for growth into the new millennium. Additional information regarding the anticipated effect of the Gradall acquisition is described in the Company's Form 8-K dated May 13, 1999.

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

The Company has substantially completed identification and assessment, compliance plan development, remediation and testing, and production implementation for its critical activities and systems. The financial software in the Company's Australian operation is being upgraded and one of the Company's key production systems remains to be tested and such testing is expected to be completed during June 1999. The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for products it has sold. The Company has received assurances from most of its significant suppliers and customers that they are addressing this issue to ensure that there will be no major disruptions to the Company's business.
The Company is currently developing contingency plans.

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


The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. and subsidiaries as of April 30, 1999, and the related condensed consolidated statements of income for the three-month and nine-month periods ended April 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine-month period ended April 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



/s/ Ernst & Young LLP
Baltimore, Maryland
May 17, 1999


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

     (a)  The following exhibits are included herein:

          15   Letter re:  Unaudited Interim Financial
     Information

          27   Financial Data Schedule

          99   Cautionary Statements Pursuant to the Securities
     Litigation                         Reform Act

     (b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended April 30, 1999. The Company filed a Form 8-K on May 13, 1999 under Item 5 Other Events with respect to its definitive merger agreement with Gradall pursuant to which the Company commenced an offer to purchase the outstanding shares of Gradall.


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