Form 10-K
period 1999-07-31
JLG INDUSTRIES INC
filed 1999-10-12
CIK 216275

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                    For the fiscal year ended July 31, 1999

  / / Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the transition period from ______________ to ______________

                         Commission file number 0-8454

                            ------------------------

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

               (Title of class)                      (Name of exchange on which registered)
        CAPITAL STOCK ($.20 PAR VALUE)                       NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    At October 1, 1999, there were 44,280,539 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the Registrant at that date was $635,231,276.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

      ITEM
     -----
                                                            PART 1

        1.   BUSINESS............................................................................................           1
               Machinery Products................................................................................           1
               Marketing and Distribution........................................................................           1
               Customer Service and Support......................................................................           2
               Product Development...............................................................................           3
               Competition.......................................................................................           3
               Material and Supply Arrangements..................................................................           3
               Product Liability.................................................................................           3
               Employees.........................................................................................           4
               Foreign Operations................................................................................           4
               Executive Officers of the Registrant..............................................................           4
        2.   PROPERTIES..........................................................................................           4
        3.   LEGAL PROCEEDINGS...................................................................................           5
        4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................           5

                                                           PART II

        5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................           5
        6.   SELECTED FINANCIAL DATA.............................................................................           6
        7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............           7
        8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................          11
               Consolidated Balance Sheets.......................................................................          11
               Consolidated Statements of Income.................................................................          12
               Consolidated Statements of Shareholders' Equity...................................................          13
               Consolidated Statements of Cash Flows.............................................................          14
               Notes to Consolidated Financial Statements........................................................          15
               Report of Ernst & Young LLP, Independent Auditors                                                           27
        9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................          28

                                                           PART III

       10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................          28
       11.   EXECUTIVE COMPENSATION..............................................................................          28
       12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................          28
       13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................          28

                                                           PART IV

       14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....................................          28
               Financial Statement Schedule......................................................................          28
               Exhibits..........................................................................................          28
 SIGNATURES.....................................................................................................           30

                                     PART I

ITEM 1. BUSINESS

    JLG Industries, Inc., a diversified construction and industrial equipment manufacturer, is the world's leading producer of mobile aerial work platforms and a leading producer of telescopic material handlers and telescopic hydraulic excavators. The Company's products are marketed under the JLG and Gradall trademarks. Sales are made principally to independent equipment rental companies and distributors that rent and sell the Company's products to a diverse customer base, which includes users in the industrial, commercial, institutional and construction markets, and provide service support to equipment users. Equipment purchases by end-users, either directly from the Company or through distributors, comprise a significant, but smaller portion of sales. The Company also generates revenues from sales of used equipment and from equipment rentals and services provided by its JLG Equipment Services operations.

MACHINERY PRODUCTS

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

    JLG boom lifts are especially useful for reaching over machinery and equipment that is mounted on floors and for reaching other elevated positions not easily approached by other vertical lifting devices. The Company produces boom lift models of various sizes with platform heights of up to 150 feet. The boom may be rotated up to 360 degrees in either direction, raised or lowered from vertical to below horizontal, and extended while the work platform remains horizontal and stable. These machines can be maneuvered forward or backward and steered in any direction by the operator from the work platform, even while the boom is extended. Boom-type models have standard-sized work platforms, which vary in size up to 3 by 8 feet, and the rated lift capacities range from 500 to 1,000 pounds.

    JLG scissor lifts are designed to provide larger work areas, and generally to allow for heavier loads than boom lifts. Scissor lifts may be maneuvered in a manner similar to boom lifts, but the platforms may be extended only vertically, except for an available option that extends the deck horizontally up to 6 feet. Scissor lifts are available in various models, with maximum platform heights of up to 50 feet and various platform sizes up to 6 by 14 feet. The rated lift capacities range from 500 to 2,500 pounds.

    JLG self-propelled and push-around vertical mast lifts consist of a work platform attached to an aluminum mast that extends vertically, which, in turn, is mounted on either a push-around or self-propelled base. Available in various models, these machines in their retracted position can fit through standard door openings, yet reach platform heights of up to 41 feet when fully extended. The rated lift capacity is 350 pounds.

    Gradall rough-terrain, variable-reach material handlers are typically used by residential, non-residential and institutional building contractors for lifting, transporting and placing a wide variety of materials at their point of use or storage. The Company manufactures and markets rough-terrain, variable-reach material handlers with rated lift capacities ranging from 6,000 to 10,000 pounds and lifting heights of up to 55 feet.

    Gradall excavators are distinguished by their telescoping, rotating booms. The boom's arm-like motion increases the machine's versatility, maximizing the potential of the machine to use a wide variety of attachments. Excavators are typically used by contractors and government agencies for ditching, sloping, finish grading, general maintenance and infrastructure projects. Specialized excavator models are used in mining and railroad maintenance applications.

MARKETING AND DISTRIBUTION

    The Company's products are marketed internationally through independent rental companies and a network of independent distributors who rent and sell the Company's products and provide service support. North American customers are located in all fifty states in the U.S., as well as in Canada and Mexico. International customers are located in Europe, the Asia/Pacific region, Australia, Japan, South America, the Middle East and South Africa. The Company is a party to joint venture arrangements which serve as distributors in Brazil and Thailand and as a rental operation in Europe.

    The equipment rental marketplace is undergoing significant changes. During the past two years, numerous equipment rental operations have become public companies through initial public offerings, providing more capital for additional equipment purchases to keep pace with increased demand and usage. Growth through acquisitions and geographic expansion among these companies has also boosted demand for rental equipment.

    These large and growing equipment rental companies are working to reduce costs by rationalizing their product offerings and are attracted to suppliers that offer the widest array of products available. With this rationalization has also come the requirement to expand and upgrade rental fleets, especially in equipment to meet the specialized needs of end-users, thereby favoring increased demand for the breadth of products that JLG offers.

    The Company has been certified as meeting ISO-9001 and 9002 standards. The Company believes that certification is valuable because a number of customers require certification as a condition to doing business.

CUSTOMER SERVICE AND SUPPORT

    The Company's customer service and support operations, which includes its JLG Equipment Services operations, focus on after-sales service and support activities, including replacement parts sales, equipment rentals, used equipment sales, reconditioning used equipment and training. The service and support business is a significant factor in overall customer satisfaction and a strong contributor to the equipment purchase decision.

    The Company distributes replacement parts to customers through a system of parts depots and supplier direct shipment programs. These parts depots provide the Company's customers with immediate access to substantially all the parts required to support the Company's equipment. Sales of replacement parts have historically been less cyclical and typically generate higher margins than sales of new equipment.

    The Company's rental fleet is used to support customer demands for rent-to-purchase financing and long-term rental contracts. This business also re-markets customer trade-ins and repairs and rebuilds equipment from their rental fleets. This operation has been certified as meeting ISO 9002 standards relating to customer service quality.

    The Company supports the sales, service, and rental programs of its customers with product advertising, cooperative promotional programs, major trade show participation, and training programs covering service, products and safety. The Company supplements domestic sales and service support to its international customers through its overseas facilities in Australia, Germany, Italy, South Africa and the United Kingdom and joint ventures in Brazil, Thailand and the Netherlands.

    To facilitate the sale of its products, the Company provides an array of financing and leasing services to its customers and end-users through its JLG Financial Services operation. These programs are diverse and provide customers with various financing options and are generally funded through third party financial institutions, with limited recourse to the Company.

PRODUCT DEVELOPMENT

    The Company invests significantly in product development and diversification, including improvement of existing products and modification of existing products for special applications. Product development expenditures totaled $9,279,000, $9,579,000 and $7,280,000 for the fiscal years 1999, 1998 and 1997, respectively. New and redesigned aerial work platform products introduced in the past two years accounted for approximately 30% of fiscal 1999 sales.

    The Company has various registered trademarks and patents relating to its products and business. While the Company considers them to be beneficial in the operation of its business, the Company is not dependent on any single patent or trademark or group of patents or trademarks.

COMPETITION

    The Company operates in the global construction and industrial equipment market. The Company's competitors range from some of the world's largest multinational industrial equipment manufacturers to small single-product niche manufacturers. Within this global market segment, the Company faces competition from at least 30 aerial work platform manufacturers, four variable-reach material handler manufacturers, four manufacturers of excavators and numerous manufacturers of other products, such as boom trucks, cherry pickers, mast climbers, and various types of earth moving equipment that offer similar or overlapping functionality to the Company's products. The Company believes it is the world's leading manufacturer of boom lifts and scissor lifts, and one of the world's leading manufacturers of vertical mast lifts and telescoping material handlers. The Company is currently a niche provider of excavators, but within the narrow category of highway-speed, wheeled, telescoping excavators, the Company believes that it is the world's leading supplier.

MATERIAL AND SUPPLY ARRANGEMENTS

    The Company obtains raw materials, principally steel; other component parts, most notably engines, drive motors, tires, bearings and hydraulics; and supplies from third parties. The Company relies on supplier partnership arrangements with preferred vendors as a sole source for "just-in-time" delivery of many raw materials and manufactured components. The Company believes this arrangement has resulted in reduced investment requirements, provided greater access to technology developments and resulted in lower per-unit costs. Because the Company maintains limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers may adversely affect the Company's ability to satisfy its customers on a timely basis and thereby affect the Company's financial performance.

PRODUCT LIABILITY

    Because the Company's products are used to elevate and move personnel and materials above the ground, use of the Company's products involves exposure to personal injury, as well as property damage, particularly if operated carelessly or without proper maintenance. Based upon the Company's best estimate of anticipated losses, product liability costs approximated 0.7%, 1.0% and 0.7% of net sales, for the years ended July 31, 1999, 1998 and 1997, respectively.

    For additional information relative to product liability insurance coverage and cost, see the note entitled Commitments and Contingencies of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

EMPLOYEES

    The Company had 3,960 and 2,664 persons employed as of July 31, 1999 and 1998, respectively. The Company believes its employee relations are good. Approximately 12% of the Company's employees are represented by a union under a contract which expires April 20, 2003.

FOREIGN OPERATIONS

    The Company manufactures its products in the U.S. for sale throughout the world. Sales to customers outside the U.S. were 27%, 32% and 30% of total net sales for 1999, 1998 and 1997, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                         POSITIONS WITH THE COMPANY
NAME                                           AGE                       (DATE OF INITIAL ELECTION)
------------------------------------------     ---     ---------------------------------------------------------------

L. David Black............................         62  Chairman of the Board, President and Chief Executive Officer
                                                       (1993).

Charles H. Diller, Jr.....................         54  Executive Vice President and Chief Financial Officer (1990).

Rao G. Bollimpalli........................         61  Senior Vice President--Engineering (1990).

Peter L. Bonafede, Jr.....................         49  Senior Vice President--Manufacturing (1999); prior to 1999,
                                                       President, Global Chemical Technologies; prior to 1998, Vice
                                                       President and General Manager, Ingersoll-Rand Company,
                                                       Blaw-Knox Division; prior to 1997, Plant Manager, Federal-Mogul
                                                       Corporation.

Raymond F. Treml..........................         59  Senior Vice President--Operations (1998); prior to 1998, Senior
                                                       Vice President--Manufacturing (1990).

Barry L. Phillips.........................         58  President and Chief Executive Officer, Gradall Industries, Inc.
                                                       (1999).

    All executive officers listed above are elected to hold office for one year or until their successors are elected and qualified, and have been employed in the capacities noted for more than five years, except as indicated. No family relationship exists among the above-named executive officers.

ITEM 2. PROPERTIES

    The Company owns and operates six facilities in Pennsylvania and Ohio containing manufacturing and office space, totaling 1.5 million square feet and situated on 226 acres of land. In June 1999, the Company acquired a manufacturing facility located in Shippensburg, Pennsylvania which contains 307,000 square feet on a 40-acre site This facility will produce both boom and scissor lift products. The Company is also currently in the process of transferring its material handler production to its Orrville, Ohio facility, freeing capacity at its New Philadelphia, Ohio plant for growth in the excavator product line. The Company expects both of these facilities to be fully operational during calendar 2000. The Company also leases two manufacturing facilities totaling 52,000 square feet in Pennsylvania and various sales and service offices throughout the world. The Company's properties are considered to be in good operating condition, well-maintained and suitable for their present purposes. The Company's McConnellsburg and Bedford Pennsylvania facilities are encumbered as security for long-term borrowings.

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

                                                                                         AVERAGE SHARES
                                                       PRICE PER SHARE                    TRADED DAILY
                                          ------------------------------------------  --------------------
QUARTER ENDED                                     1999                  1998            1999       1998
----------------------------------------  --------------------  --------------------  ---------  ---------
                                            HIGH        LOW       HIGH        LOW
October 31..............................  $   17.25  $   13.69  $   13.44  $   11.00    137,119    247,997
January 31..............................  $   19.13  $   14.00  $   14.88  $   11.38    107,991    159,738
April 30................................  $   16.25  $   11.50  $   17.25  $   13.00    127,766    228,716
July 31.................................  $   21.94  $   15.88  $   20.75  $   15.50    143,008    135,681

The Company's quarterly cash dividend rate is currently $.005 per share, or $.02 on an annual basis.

ITEM 6. SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY
(in thousands of dollars, except per share data)

YEARS ENDED JULY 31                        1999       1998       1997       1996       1995       1994       1993       1992
---------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
RESULTS OF OPERATIONS
Net sales..............................  $ 720,224  $ 530,859  $ 526,266  $ 413,407  $ 269,211  $ 176,443  $ 123,034  $ 110,479
Gross profit...........................    166,953    128,157    130,005    108,716     65,953     42,154     28,240     22,542
Selling, administrative and product
  development expenses.................    (75,431)   (55,388)   (56,220)   (44,038)   (33,254)   (27,147)   (23,323)   (22,024)
Goodwill amortization..................       (750)        --         --         --         --         --         --         --
Restructuring charge...................         --     (1,689)    (1,897)        --         --         --         --     (4,922)
Income (loss) from operations..........     90,772     71,080     71,888     64,678     32,699     15,007      4,917     (4,404)
Interest expense.......................     (1,772)      (254)      (362)      (293)      (376)      (380)      (458)    (1,218)
Other income (expense), net............      2,016       (356)      (288)     1,281        376        (24)       180       (149)
Income (loss) before taxes.............     91,016     70,470     71,238     65,666     32,699     14,603      4,639     (5,771)
Income tax (provision) benefit.........    (29,745)   (23,960)   (25,090)   (23,558)   (11,941)    (5,067)    (1,410)     2,733
Net income (loss)......................     61,271     46,510     46,148     42,108     20,758      9,536      3,229     (3,038)
PER SHARE DATA
Earnings per common share..............       1.40       1.07       1.06        .98        .49        .23        .08       (.07)
Earnings per common share--assuming
  dilution.............................       1.36       1.05       1.04        .96        .48        .23        .08       (.07)
Cash dividends.........................        .02        .02        .02       .015      .0092      .0083         --       .005
PERFORMANCE MEASURES
Return on sales........................        8.5%       8.8%       8.8%      10.2%       7.7%       5.4%       2.6%      (2.8%)
Return on average assets...............       17.3%      17.9%      21.7%      28.5%      20.2%      12.1%       4.6%      (4.0%)
Return on average shareholders'
  equity...............................       28.1%      26.2%      33.6%      47.9%      37.1%      23.8%       8.5%      (7.9%)
FINANCIAL POSITION
Working capital........................    176,315    122,672     84,129     71,807     45,404     32,380     26,689     33,304
Current assets as a percent of current
  liabilities..........................        226%       248%       218%       226%       216%       208%       217%       268%
Property, plant and equipment, net.....    100,534     57,652     56,064     34,094     24,785     19,344     13,877     13,511
Total assets...........................    625,817    307,339    248,374    182,628    119,708     91,634     72,518     73,785
Total debt.............................    175,793      3,708      3,952      2,194      2,503      7,578      4,471     12,553
Shareholders' equity...................    271,283    207,768    160,927    113,208     68,430     45,706     38,939     37,186
Total debt as a percent of total
  capitalization.......................         39%         2%         2%         2%         4%        14%        10%        25%
Book value per share...................       6.13       4.71       3.68       2.61       1.60       1.09        .89        .86
OTHER DATA
Product development expenditures.......      9,279      9,579      7,280      6,925      5,542      4,373      3,385      3,628
Capital expenditures, net of
  retirements..........................     24,838     13,577     29,757     16,668      8,618      7,762      3,570      1,364
Additions to rental fleet, net of
  disposals............................      4,645      5,377     14,199      9,873      1,548      1,455        273      3,470
Depreciation and amortization..........     19,530     15,750     10,389      6,505      3,875      2,801      2,500      2,569
Employees..............................      3,960      2,664      2,686      2,705      2,222      1,620      1,324      1,014

YEARS ENDED JULY 31                        1991       1990       1989
---------------------------------------  ---------  ---------  ---------
RESULTS OF OPERATIONS
Net sales..............................  $  94,439  $ 149,281  $ 121,330
Gross profit...........................     20,113     37,767     32,384
Selling, administrative and product
  development expenses.................    (21,520)   (21,834)   (18,974)
Goodwill amortization..................         --         --         --
Restructuring charge...................     (2,781)    (1,015)        --
Income (loss) from operations..........     (4,188)    14,918     13,410
Interest expense.......................     (1,467)    (2,344)    (1,375)
Other income (expense), net............       (707)       858        399
Income (loss) before taxes.............     (6,362)    13,432     12,434
Income tax (provision) benefit.........      3,122     (4,950)    (4,882)
Net income (loss)......................     (3,240)     8,482      7,552
PER SHARE DATA
Earnings per common share..............       (.08)       .20        .18
Earnings per common share--assuming
  dilution.............................       (.08)       .20        .18
Cash dividends.........................      .0208      .0167      .0125
PERFORMANCE MEASURES
Return on sales........................       (3.4%)       5.7%       6.2%
Return on average assets...............       (4.2%)      10.4%      11.9%
Return on average shareholders'
  equity...............................       (7.7%)      21.8%      23.5%
FINANCIAL POSITION
Working capital........................     36,468     47,289     34,745
Current assets as a percent of current
  liabilities..........................        266%       304%       254%
Property, plant and equipment, net.....     13,726     14,402     11,343
Total assets...........................     74,861     86,741     70,570
Total debt.............................     14,175     18,404     13,799
Shareholders' equity...................     38,596     44,109     35,331
Total debt as a percent of total
  capitalization.......................         27%        29%        28%
Book value per share...................        .90       1.05        .84
OTHER DATA
Product development expenditures.......      3,430      3,520      2,904
Capital expenditures, net of
  retirements..........................      1,637      4,615      4,054
Additions to rental fleet, net of
  disposals............................        534         --     (1,437)
Depreciation and amortization..........      1,953      1,771      1,609
Employees..............................      1,182      1,565      1,455

This summary should be read in conjunction with Management's Discussion and Analysis. All share and per share data have been adjusted for the two-for-one stock splits distributed in April and October 1995 and the three-for-one stock split distributed in July 1996.

Fiscal year 1999 reflects the acquisition of Gradall Industries, Inc. in June 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    For the fiscal year ended July 31, 1999, the Company reported record sales of $720.2 million, an increase of 36% from $530.9 million in the prior year. Domestic sales were $527.0 million, up 46% from $362.1 million. International sales were $193.2 million, representing 27% of total revenues and up 15% from the $168.7 million for the previous year. The acquisition of Gradall on June 18, 1999 contributed $28.2 million to 1999 sales.

    The 36% top line growth for 1999 is principally attributable to steps the Company took to substantially expand its customer base, a continuing strong market for its products, the strong customer acceptance of new products, and the contribution of Gradall. The modest increase in sales from 1997 to 1998 reflected record international sales that were partially offset by lower domestic sales. Sales from new and redesigned products, defined as those introduced over a two-year period, represented 30%, 32% and 46% of sales in 1999, 1998 and 1997, respectively.

    Gross profit, as a percent of sales, decreased to 23% in 1999 from 24% in 1998. Gross profit was impacted by competitive and program-related pricing, costs of meeting higher product demand and costs relating to new product introductions. These higher costs were partially offset by ongoing cost reduction efforts. Gross profit, as a percent of sales, decreased to 24% in 1998 from 25% in 1997. The major contributors to this decrease were the effects of increased sales discounts associated with higher volume program pricing and competitive market conditions as well as unfavorable currency effects due to the strength of the U.S. dollar. These reductions were partially offset by the effects of cost improvement programs.

    Selling, general and product development expenses increased by $20.0 million in 1999 compared to a decrease of $832,000 in 1998. As a percent of sales, these expenses were 11% in 1999 and 1997, and 10% in 1998. For 1999, the increase in dollars is primarily the result of higher personnel and related costs associated with the Company's expanding customer base and the impact of the Gradall acquisition. For 1998, the decrease in dollars compared to 1997 was primarily attributable to reduced personnel and related costs and consulting expenses. Partially offsetting these reductions were higher product development costs.

    For 1999, higher interest expense related to borrowings to finance the Gradall acquisition. Miscellaneous income included higher investment income earned on cash balances and lower currency conversion losses. In 1998, miscellaneous expense was primarily comprised of currency conversion losses of $1.6 million, partially offset by investment income.

    The effective income tax rates were 33%, 34% and 35% for 1999, 1998 and 1997, respectively. The decreases in the effective income tax rates are primarily due to tax benefits related to the increasing level of export sales. The current year's rate also included a $1.2 million benefit to net income resulting from a change in accounting estimate, primarily attributable to additional tax incentives related to export sales for the prior year.

FINANCIAL CONDITION

    Working capital increased by $54 million in 1999. The increase included additional inventory to support the Company's strategic decision to provide a higher level of product availability to its worldwide customer base, the effect of the Gradall acquisition and higher accounts receivable balances principally attributable to higher sales volume and extended payment terms resulting from competitive market pressures. Working capital increased by $39 million in 1998 primarily due to increased cash and higher receivable balances associated with extended payment terms and a higher percent of international sales which typically have longer payment terms.

    On June 18, 1999, the Company acquired Gradall Industries, Inc., a leading manufacturer of rough-terrain, telescopic material handlers and telescopic hydraulic excavators for $208.3 million. Gradall products are used in infrastructure, residential, non-residential, and institutional construction. This transaction was financed principally using a $250 million five-year, unsecured revolving credit facility.

    At July 31, 1999, the Company had unused credit lines totaling $101 million. The Company believes these resources coupled with cash expected to be generated by operations to be sufficient to fund its ongoing operations and capital-related projects for fiscal 2000. These expenditures are expected to consist of higher inventory levels associated with a change in manufacturing strategy, $55 million for capital projects primarily for the Shippensburg, Pennsylvania and Orrville, Ohio facilities and additions to equipment held for rental.

    The Company's exposure to product liability claims is discussed in the note entitled Commitments and Contingencies of the Notes to Consolidated Financial Statements of this report. Future results of operations, financial condition and liquidity may be affected to the extent that the Company's ultimate exposure with respect to product liability varies from current estimates.

OUTLOOK

    This Outlook section and other parts of this Management's Discussion and Analysis contain forward-looking information and involve certain risks and uncertainties that could significantly impact expected results. Certain important factors that, in some cases have affected, and in the future could affect, the Company's results of operations and that could cause such future results of operations to differ are described in "Cautionary Statements Pursuant to the Securities Litigation Reform Act" which is an exhibit to this report.

    Management expects fiscal 2000 to be another challenging, but rewarding year. Management expects it to be a year of growth fueled by a continuing favorable economy, strong market demand for the Company's products, the contribution of Gradall, and another active year for new products with more than 20 machines currently under development. It will also be a year of assimilating the substantial investments that were made in fiscal 1999.

    In calendar 2000, the Company's new Shippensburg, Pennsylvania plant should be coming on line, and the transfer of material handler products to a dedicated plant in Orrville, Ohio should be nearing completion. These two facilities will not only give the Company additional capacity to expand its major product groups, but will also free up the New Philadelphia, Ohio plant to support expected excavator sales growth. Additionally, these moves will allow improved processes and manufacturing efficiencies to be implemented at all three plants, leading to a lower product cost structure and better production lead times over the long term.

    During fiscal 2000, the Company also intends to adopt a manufacturing strategy that will enable it to maintain a relatively constant level of production throughout the year. Although this strategy will most likely result in elevated inventory levels in the historically slower first half of the year, it will smooth the manufacturing cycle throughout the year, giving the Company more efficient use of its facilities, people and suppliers.

    As the Company enters the new millennium, management expects to continue enhancing the Company's industry leadership position by expanding its markets, adding new products, bringing the new plants on line, and increasing its customer service and support functions. Increased costs associated with its growth strategy will likely impact the gross and operating margin percentages in the first half of the new year. However, as the synergies and cost savings stemming from the integration of Gradall are realized and as the Company attains the expected return on its investment in new plants, markets, products and people, beginning in the second half, management looks forward to higher margins and improved levels of profitability.

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

    The Company has undertaken a program to understand the nature and extent of the work required to make its systems year 2000 compliant. This program encompasses information systems, shop floor equipment and facilities systems, the Company's products, and the readiness of the Company's suppliers and customers. The program includes the following phases: identification and assessment; compliance plan development; remediation and testing; production implementation; and contingency plan development for critical areas.

    The Company has completed identification and assessment, compliance plan development, remediation and testing, and production implementation for its critical activities and systems. The financial software in the Company's Australian operation is being upgraded and is expected to be completed prior to the end of calendar 1999. The Company has determined that it has no exposure to contingencies related to the year 2000 issue for products it has sold. The Company has received assurances from most of its significant suppliers and customers that they are addressing this issue to ensure that there will be no major disruptions to the Company's business. The Company has developed contingency plans where applicable.

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

MARKET RISK

    The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks principally through its regular operating and financing activities.

    While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. Total short-term and long-term debt outstanding at July 31, 1999 was $175.8 million, consisting of $169.9 million in variable rate borrowing and $5.9 million in fixed rate borrowing. At this level of variable rate borrowing and 45 days of outstanding debt since the Gradall acquisition, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $141,000 for that period ended July 31, 1999. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt.

    The Company manufactures its products in the United States and sells these products in that market as well as international markets, principally Europe and Australia. As a result of the sales of its products in foreign markets, the Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies resulting from transactions in foreign markets. At July 31, 1999, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would result in a decrease in operating income of approximately $10.8 million for the year ending July 31, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

               ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                     ASSETS

                                                                                                   JULY 31
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
CURRENT ASSETS
Cash......................................................................................  $   19,033  $   56,793
Accounts receivable, less allowance for doubtful accounts of $2,985 in 1999 and $1,597 in
  1998....................................................................................     162,820      94,610
Inventories...............................................................................     125,571      47,568
Other current assets......................................................................       8,563       6,544
                                                                                            ----------  ----------
    Total Current Assets..................................................................     315,987     205,515
PROPERTY, PLANT AND EQUIPMENT
Land and improvements.....................................................................       7,417       5,140
Buildings and improvements................................................................      40,152      28,778
Machinery and equipment...................................................................     102,185      61,592
                                                                                            ----------  ----------
                                                                                               149,754      95,510
Less allowance for depreciation...........................................................      49,220      37,858
                                                                                            ----------  ----------
                                                                                               100,534      57,652
EQUIPMENT HELD FOR RENTAL, net of accumulated depreciation of $7,692 in 1999 and $5,166 in
  1998....................................................................................      23,068      25,103
GOODWILL, net of accumulated amortization of $750.........................................     155,655          --
OTHER ASSETS..............................................................................      30,573      19,069
                                                                                            ----------  ----------
                                                                                            $  625,817  $  307,339
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES
Short-term debt...........................................................................  $    2,656  $       --
Current portion of long-term debt.........................................................         625       1,253
Accounts payable..........................................................................      78,793      43,119
Accrued payroll and related taxes.........................................................      16,708      11,652
Income taxes..............................................................................       8,097       7,251
Other current liabilities.................................................................      32,793      19,568
                                                                                            ----------  ----------
    Total Current Liabilities.............................................................     139,672      82,843
LONG-TERM DEBT............................................................................     172,512       2,455
ACCRUED POST-RETIREMENT BENEFITS..........................................................      21,471         412
OTHER LONG-TERM LIABILITIES...............................................................       9,463       5,473
PROVISIONS FOR CONTINGENCIES..............................................................      11,416       8,388
SHAREHOLDERS' EQUITY
Capital stock:
  Authorized shares: 100,000 at $.20 par value
  Issued and outstanding shares:
  1999--44,250 shares; 1998--44,096 shares................................................       8,850       8,819
Additional paid-in capital................................................................      17,246      15,626
Unearned compensation.....................................................................      (1,324)     (2,633)
Accumulated other comprehensive income....................................................      (3,495)     (3,662)
Retained earnings.........................................................................     250,006     189,618
                                                                                            ----------  ----------
    Total Shareholders' Equity............................................................     271,283     207,768
                                                                                            ----------  ----------
                                                                                            $  625,817  $  307,339
                                                                                            ----------  ----------
                                                                                            ----------  ----------

The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                                                      YEARS ENDED JULY 31,
                                                                               ----------------------------------
                                                                                  1999        1998        1997
                                                                               ----------  ----------  ----------
NET SALES....................................................................  $  720,224  $  530,859  $  526,266
Cost of sales................................................................     553,271     402,702     396,261
                                                                               ----------  ----------  ----------
GROSS PROFIT.................................................................     166,953     128,157     130,005
Selling, administrative and product development expenses.....................      75,431      55,388      56,220
Goodwill amortization........................................................         750          --          --
Restructuring charges........................................................          --       1,689       1,897
                                                                               ----------  ----------  ----------
INCOME FROM OPERATIONS.......................................................      90,772      71,080      71,888
Other income (deductions):
  Interest expense...........................................................      (1,772)       (254)       (362)
  Miscellaneous, net.........................................................       2,016        (356)       (288)
                                                                               ----------  ----------  ----------
INCOME BEFORE TAXES..........................................................      91,016      70,470      71,238
Income tax provision.........................................................      29,745      23,960      25,090
                                                                               ----------  ----------  ----------
NET INCOME...................................................................  $   61,271  $   46,510  $   46,148
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
EARNINGS PER COMMON SHARE....................................................  $     1.40  $     1.07  $     1.06
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
EARNINGS PER COMMON SHARE--ASSUMING DILUTION.................................  $     1.36  $     1.05  $     1.04
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                                               ACCUMULATED
                                          CAPITAL STOCK        ADDITIONAL                         OTHER
                                     ------------------------    PAID-IN       UNEARNED       COMPREHENSIVE    RETAINED
                                       SHARES      PAR VALUE     CAPITAL     COMPENSATION        INCOME        EARNINGS
                                     -----------  -----------  -----------  ---------------  ---------------  -----------
BALANCES AT JULY 31, 1996..........      43,382    $   8,676    $   7,879                       ($  2,060)     $  98,713
Comprehensive income:
  Net income for the year..........                                                                               46,148
  Aggregate translation adjustment,
    net of deferred tax benefit of
    $168...........................                                                                  (120)
Total comprehensive income.........
Dividends paid: $.02 per share.....                                                                                 (872)
Shares issued under stock option
  plans and restricted share
  awards...........................         344           69        3,512         (1,516)
Amortization of unearned
  compensation.....................                                                  498
                                     -----------  -----------  -----------       -------          -------     -----------
BALANCES AT JULY 31, 1997..........      43,726        8,745       11,391         (1,018)          (2,180)       143,989
                                     -----------  -----------  -----------       -------          -------     -----------
Comprehensive income:
  Net income for the year..........                                                                               46,510
  Aggregate translation adjustment,
    net of deferred tax benefit of
    $200...........................                                                                (1,482)
Total comprehensive income.........
Dividends paid: $.02 per share.....                                                                                 (881)
Shares issued under stock option
  plans and restricted share
  awards...........................         370           74        4,235         (3,219)
Amortization of unearned
  compensation.....................                                                1,604
                                     -----------  -----------  -----------       -------          -------     -----------
BALANCES AT JULY 31, 1998..........      44,096        8,819       15,626         (2,633)          (3,662)       189,618
                                     -----------  -----------  -----------       -------          -------     -----------
Comprehensive income:
  Net income for the year..........                                                                               61,271
  Aggregate translation adjustment,
    net of deferred tax benefit of
    ($334).........................                                                                   167
Total comprehensive income.........
Dividends paid: $.02 per share.....                                                                                 (883)
Shares issued under stock option
  plans and restricted share
  awards...........................         154           31        1,620           (259)
Amortization of unearned
  compensation.....................                                                1,568
                                     -----------  -----------  -----------       -------          -------     -----------
BALANCES AT JULY 31, 1999..........      44,250    $   8,850    $  17,246      ($  1,324)       ($  3,495)     $ 250,006
                                     -----------  -----------  -----------       -------          -------     -----------
                                     -----------  -----------  -----------       -------          -------     -----------


                                         TOTAL
                                     SHAREHOLDERS'
                                        EQUITY
                                     -------------
BALANCES AT JULY 31, 1996..........    $ 113,208
Comprehensive income:
  Net income for the year..........
  Aggregate translation adjustment,
    net of deferred tax benefit of
    $168...........................
Total comprehensive income.........       46,028
Dividends paid: $.02 per share.....         (872)
Shares issued under stock option
  plans and restricted share
  awards...........................        2,065
Amortization of unearned
  compensation.....................          498
                                     -------------
BALANCES AT JULY 31, 1997..........      160,927
                                     -------------
Comprehensive income:
  Net income for the year..........
  Aggregate translation adjustment,
    net of deferred tax benefit of
    $200...........................
Total comprehensive income.........       45,028
Dividends paid: $.02 per share.....         (881)
Shares issued under stock option
  plans and restricted share
  awards...........................        1,090
Amortization of unearned
  compensation.....................        1,604
                                     -------------
BALANCES AT JULY 31, 1998..........      207,768
                                     -------------
Comprehensive income:
  Net income for the year..........
  Aggregate translation adjustment,
    net of deferred tax benefit of
    ($334).........................
Total comprehensive income.........       61,438
Dividends paid: $.02 per share.....         (883)
Shares issued under stock option
  plans and restricted share
  awards...........................        1,392
Amortization of unearned
  compensation.....................        1,568
                                     -------------
BALANCES AT JULY 31, 1999..........    $ 271,283
                                     -------------
                                     -------------

The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      YEARS ENDED JULY 31
                                                                               ----------------------------------
                                                                                  1999        1998        1997
                                                                               ----------  ----------  ----------

OPERATIONS
Net income...................................................................  $   61,271  $   46,510  $   46,148
Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization..............................................      19,530      15,750      10,389
  Provision for self-insured losses..........................................       5,100       4,844       2,745
  Deferred income taxes......................................................      (2,880)      1,924         775
  Changes in operating assets and liabilities:
    Accounts receivable......................................................     (42,434)    (24,446)    (15,822)
    Inventories..............................................................     (25,284)      6,159     (14,294)
    Other current assets.....................................................      (1,158)       (672)       (997)
    Accounts payable.........................................................      17,521          92       8,492
    Accrued expenses and other current liabilities...........................       4,946       9,148       5,499
Changes in other assets and liabilities......................................      (2,658)     (9,085)     (7,310)
                                                                               ----------  ----------  ----------
Cash provided by operations..................................................      33,954      50,224      35,625

INVESTMENTS
Purchases of property, plant and equipment...................................     (24,838)    (13,577)    (29,757)
Additions to equipment held for rental.......................................      (4,645)     (5,377)    (14,199)
Purchase of Gradall Industries, Inc. net of cash received of $5,065..........    (203,192)         --          --
                                                                               ----------  ----------  ----------
Cash used for investments....................................................    (232,675)    (18,954)    (43,956)

FINANCING
Net issuance of short-term debt..............................................       2,656          --          --
Issuance of long-term debt...................................................     206,500          --       2,000
Repayment of long-term debt..................................................     (50,378)       (244)       (242)
Payment of dividends.........................................................        (883)       (881)       (872)
Exercise of stock options and issuance of restricted awards..................       2,960       2,694       2,563
                                                                               ----------  ----------  ----------
Cash provided by financing...................................................     160,855       1,569       3,449

CURRENCY ADJUSTMENTS
Effect of exchange rate changes on cash......................................         106      (1,482)       (120)

CASH
Net change in cash...........................................................     (37,760)     31,357      (5,002)
Beginning balance............................................................      56,793      25,436      30,438
                                                                               ----------  ----------  ----------
Ending balance...............................................................  $   19,033  $   56,793  $   25,436
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (IN THOUSANDS, EXCEPT PER SHARE DATA AND UNLESS OTHERWISE INDICATED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

PRINCIPLES OF CONSOLIDATION AND STATEMENT PRESENTATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for 1999.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents and classifies such amounts as cash.

REVENUE RECOGNITION

    Sales of machinery and service parts are generally unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Provisions for warranty are estimated and accrued at the time of sale. Actual warranty costs do not materially differ from estimates. In addition, net sales include rental revenues earned on the lease of equipment held for rental. Rental revenues are recognized in the period earned over the lease term.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results may differ from those estimates.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the LIFO (last-in, first-out) method because it results in a better matching of current product costs and revenues.

    Inventories consist of the following at July 31:

                                                                                                1999       1998
                                                                                             ----------  ---------
Finished goods.............................................................................  $   68,994  $  27,784
Work in process............................................................................      12,544      9,291
Raw materials..............................................................................      48,561     15,067
                                                                                             ----------  ---------
                                                                                                130,099     52,142
Less LIFO provision........................................................................       4,528      4,574
                                                                                             ----------  ---------
                                                                                             $  125,571  $  47,568
                                                                                             ----------  ---------
                                                                                             ----------  ---------

PROPERTY, PLANT AND EQUIPMENT AND EQUIPMENT HELD FOR RENTAL

    Property, plant and equipment and equipment held for rental are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, based on useful lives of 15 years for land improvements, 10 to 20 years for buildings and improvements, three to 10 years for machinery and equipment, and three to seven years for equipment held for rental.

      (IN THOUSANDS, EXCEPT PER SHARE DATA AND UNLESS OTHERWISE INDICATED)

GOODWILL

    Goodwill represents the difference between the total purchase price and the fair value of identifiable assets and liabilities acquired in business acquisitions. Goodwill is amortized on a straight-line basis over periods ranging from ten to twenty-five years.

    Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates whether an impairment exists on the basis of undiscounted expected future cash flows from operations for the remaining amortization period. If an impairment exists, the asset is reduced by the estimated shortfall of discounted cash flows.

EMPLOYEES

    Twelve percent of the Company's employees at July 31, 1999 are represented by a union under a contract which expires April 20, 2003.

INCOME TAXES

    Deferred income tax assets and liabilities arise from differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. Deferred tax balances are determined by using the tax rate expected to be in effect when the taxes are paid or refunds received.

PRODUCT DEVELOPMENT

    The Company incurred product development and other engineering expenses of $9,279, $9,579 and $7,280 in 1999, 1998 and 1997, respectively, which were charged to expense as incurred.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade receivables. This concentration of credit risk is mitigated by a geographically diverse customer base and the Company's credit and collection process. The Company performs credit evaluations for all customers and secures transactions with letters of credit where it believes the risk warrants it. Write-offs for uncollected trade receivables have not been significant.

ADVERTISING AND PROMOTION

    All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was $5,742, $2,928 and $3,461 in 1999, 1998, and 1997, respectively.

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

      (IN THOUSANDS, EXCEPT PER SHARE DATA AND UNLESS OTHERWISE INDICATED)

    The aggregate of foreign currency transaction losses included in the results of operations were $398, $1,611 and $768 in 1999, 1998 and 1997, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Developing or Obtaining Computer Internal-Use Software." This statement will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. It is effective for the Company beginning August 1, 1999. The Company does not believe its adoption will have a material impact on its results of operations or financial position.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity record all derivatives in the statement of financial position at their fair value. It also requires changes in the fair value of derivatives to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is required to adopt this new accounting standard beginning August 1, 2000. The Company does not expect adoption of this statement to have a significant impact on its results of operations or financial position.

ACQUISITION

    The Company acquired Gradall Industries, Inc. in June 1999 for $208,257. Gradall is a leading manufacturer of rough-terrain, telescopic material handlers and telescopic hydraulic excavators used in infrastructure, residential, non-residential and institutional construction. The excess of purchase price over the fair values of the net assets acquired was $155,531, and has been recorded as goodwill, which is being amortized on a straight-line basis over 25 years.

    The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Gradall acquisition had taken place at the beginning of the respective periods. The pro forma financial information is not necessarily indicative of the results of operations had the transactions been effected on the assumed dates.

                                                                                                1999       1998
                                                                                             ----------  ---------
Net sales..................................................................................  $  874,273    706,582
Net income.................................................................................      60,246     45,030
Earnings per common share..................................................................        1.37       1.03
Earnings per common share--assuming dilution...............................................        1.34       1.01

BANK CREDIT LINES AND LONG-TERM DEBT

    The Company has a credit agreement with a group of financial institutions that provides for a five-year, unsecured revolving credit facility with an aggregate commitment of $250 million. Borrowings under the agreement bear interest equal to either LIBOR plus a margin ranging from 0.55% to 1.125%, depending on the Company's ratio of funded debt to EBITDA; or the greater of prime or federal funds rate plus 0.50%. The Company is required to pay an annual administrative fee of $35 and a facility fee ranging from 0.20% to 0.275%, depending on the Company's ratio of funded debt to EBITDA. The agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth.

      (IN THOUSANDS, EXCEPT PER SHARE DATA AND UNLESS OTHERWISE INDICATED)

The Company also has available a $20 million unsecured bank revolving line of credit with a term of one year, renewable annually, and at an interest rate of prime or a spread over LIBOR. The Company also has $2.5 million in loan facilities with a term of one year, renewable annually, and at a fixed weighted average interest rate of 5.7%.

    Long-term debt was as follows at July 31:

                                                                                                 1999       1998
                                                                                              ----------  ---------
Revolving credit facility due 2004 with an average interest rate of 6.2% at
  July 31, 1999.............................................................................  $  169,912  $      --
Other.......................................................................................       3,225      3,708
                                                                                              ----------  ---------
                                                                                                 173,137      3,708
Less current portion........................................................................         625      1,253
                                                                                              ----------  ---------
                                                                                              $  172,512  $   2,455
                                                                                              ----------  ---------
                                                                                              ----------  ---------

    Interest paid on all borrowings was $811, $251 and $348 in 1999, 1998 and 1997, respectively. The aggregate amounts of long-term debt outstanding at July 31, 1999 which will become due in 2000 through 2004 are: $625, $535, $328, $328 and $170,000, respectively.

    The fair value of the Company's long-term debt is estimated to approximate the carrying amount reported in the consolidated balance sheet based on current interest rates for similar types of borrowings.

EMPLOYEE RETIREMENT PLANS

    Substantially all employees of the Company participate in defined contribution or noncontributory defined benefit plans. Approximately 12% of the Company's employees are covered by union-sponsored, collectively bargained multi-employer pension plans. The expense related to funding the multi-employer plan for the year ended July 31, 1999 was $48.

    The Company has discretionary, defined contribution retirement plans covering its eligible U.S. employees. The Company's policy is to fund the cost as accrued. Plan assets are invested in mutual funds and the Company's common stock. The aggregate expense relating to these plans was $6,565, $5,332 and $4,716 in 1999, 1998 and 1997, respectively. The Company also has non-qualified defined benefit plans that provide senior management with supple-mental retirement, medical, disability and death benefits.

    Pension benefits are included in other long-term liabilities on the consolidated balance sheets.

\

      (IN THOUSANDS, EXCEPT PER SHARE DATA AND UNLESS OTHERWISE INDICATED)

    The following table sets forth the defined benefit pension and postretirement plans' funded status and amounts recognized in the Company's consolidated financial statements:

                                                                                                   POSTRETIREMENT
                                                                            PENSION BENEFITS          BENEFITS
                                                                          --------------------  ---------------------
                                                                            1999       1998        1999       1998
                                                                          ---------  ---------  ----------  ---------
Change in benefit obligation:
Benefit obligation at beginning of year.................................  $   3,217  $   4,647  $      412  $     395
Acquisition.............................................................     13,806         --      20,798         --
Service cost............................................................        300        220         113         22
Interest cost...........................................................        348        199         227         25
Change in assumptions...................................................        962         --          --         --
Change in participation.................................................         --     (1,720)         60        (30)
Benefits paid...........................................................        (64)      (129)       (139)        --
                                                                          ---------  ---------  ----------  ---------
Benefit obligation at end of year.......................................  $  18,659  $   3,217  $   21,471  $     412
                                                                          ---------  ---------  ----------  ---------
                                                                          ---------  ---------  ----------  ---------
Change in plan assets:
Acquisition.............................................................  $  12,477  $      --  $       --  $      --
Actual return on plan assets............................................        128         --          --         --
Contributions...........................................................         64        129          --         --
Benefits paid...........................................................        (64)      (129)         --         --
                                                                          ---------  ---------  ----------  ---------
Fair value of plan assets at end of year................................  $  12,605  $      --  $       --  $      --
                                                                          ---------  ---------  ----------  ---------
                                                                          ---------  ---------  ----------  ---------

Funded status...........................................................    ($5,964)   ($3,217)   ($21,471)     ($412)
Unrecognized net actuarial (gain)/loss..................................     (2,014)    (3,241)         --         --
Unrecognized transition obligation......................................        155        187          --         --
Unrecognized prior service cost.........................................      1,791      2,047          --         --
                                                                          ---------  ---------  ----------  ---------
Accrued benefit cost....................................................    ($6,032)   ($4,224)   ($21,471)     ($412)
                                                                          ---------  ---------  ----------  ---------
                                                                          ---------  ---------  ----------  ---------

    Components of pension and postretirement expense for the years ended July
31:

                                                                            POSTRETIREMENT BENEFITS
                                            PENSION BENEFITS
                                     -------------------------------  -----------------------------------
                                       1999       1998       1997       1999        1998         1997
                                     ---------  ---------  ---------  ---------     -----        -----
Service cost.......................  $     300  $     220  $     473  $     113   $      22    $      37
Interest cost......................        348        199        276        227          25           23
Expected return....................       (128)        --         --         --          --           --
Amortization of prior service
  cost.............................        255        255        255         --          --           --
Amortization of transition
  obligation.......................         32         32         32         28          26           27
Amortization of net gains..........       (265)      (295)      (140)        --          --           --
                                     ---------  ---------  ---------  ---------         ---          ---
                                     $     542  $     411  $     896  $     368   $      73    $      87
                                     ---------  ---------  ---------  ---------         ---          ---
                                     ---------  ---------  ---------  ---------         ---          ---

      (IN THOUSANDS, EXCEPT PER SHARE DATA AND UNLESS OTHERWISE INDICATED)

    Weighted average actuarial assumptions as of July 31 were as follows:

                                                                            POSTRETIREMENT BENEFITS
                                            PENSION BENEFITS
                                     -------------------------------  -----------------------------------
                                       1999       1998       1997       1999        1998         1997
                                     ---------  ---------  ---------  ---------     -----        -----
Discount rate......................        7.5%         7%         7%       7.5%          7%           7%
Expected return on plan assets.....        8.5%         8%         8%        --          --           --
Rate of compensation increase......        4.5%         6%         6%        --          --           --

    For measurement purposes, a 7.75% annual rate increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5% by 2011 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the postretirement benefit reported as follows:

                                                                                                 ONE PERCENTAGE POINT
                                                                                               ------------------------
                                                                                                INCREASE     DECREASE
                                                                                               -----------  -----------
Service and interest cost components.........................................................   $     325    $     240
Postretirement benefit obligation............................................................       2,746        2,277

SEGMENT INFORMATION

    The Company operates in a single industry segment--the design, manufacture and marketing of mobile, hydraulically operated construction and industrial equipment. The Company groups its products and services into two categories: machinery, which consists of the design, manufacture and sale of new equipment, and customer services and support, which consists of after-sales service and support, including parts sales, equipment rentals, used equipment sales and rebuilding used equipment. The Company evaluates performance and allocates resources based on operating profit before interest, miscellaneous income/ expense and income taxes. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. One customer accounted for 12% and 13% of machinery sales for 1998 and 1997, respectively. No single customer accounted for 10% or more of sales for 1999.

      (IN THOUSANDS, EXCEPT PER SHARE DATA AND UNLESS OTHERWISE INDICATED)

    Business segment information consisted of the following for the years ended July 31:

                                                                                  1999        1998        1997
                                                                               ----------  ----------  ----------
External sales:
  Machinery..................................................................  $  645,479  $  463,638  $  475,065
  Customer services and support..............................................      74,745      67,221      51,201
                                                                               ----------  ----------  ----------
                                                                               $  720,224  $  530,859  $  526,266
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Segment profit (loss):
  Machinery..................................................................  $  101,417  $   71,946  $   81,867
  Customer services and support..............................................      23,544      23,338      18,011
  General corporate..........................................................     (34,189)    (24,204)    (27,990)
                                                                               ----------  ----------  ----------
                                                                               $   90,772  $   71,080  $   71,888
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Depreciation and amortization:
  Machinery..................................................................  $   10,820  $    8,853  $    5,617
  Customer services and support..............................................       6,587       5,265       3,490
  General corporate..........................................................       2,123       1,632       1,282
                                                                               ----------  ----------  ----------
                                                                               $   19,530  $   15,750  $   10,389
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Expenditures for long-lived assets:
  Machinery..................................................................  $   22,223  $   12,181  $   26,900
  Customer services and support..............................................       4,611       5,549      14,838
  General corporate..........................................................       2,649       1,224       2,218
                                                                               ----------  ----------  ----------
                                                                               $   29,483  $   18,954  $   43,956
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Assets:
  Machinery..................................................................  $  541,386  $  187,178  $  169,515
  Customer services and support..............................................      41,340      43,337      33,308
  General corporate..........................................................      43,091      76,824      45,551
                                                                               ----------  ----------  ----------
                                                                               $  625,817  $  307,339  $  248,374
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

      (IN THOUSANDS, EXCEPT PER SHARE DATA AND UNLESS OTHERWISE INDICATED)

    The Company manufactures its products in the United States and sells these products in that market as well as international markets, principally Europe and Australia. No single foreign country is significant to the consolidated operations. Sales by geographic area were as follows for the years ended July 31:

                                                                                  1999        1998        1997
                                                                               ----------  ----------  ----------
United States................................................................  $  526,984  $  362,144  $  366,086
Europe.......................................................................     137,805      93,554      80,445
Other........................................................................      55,435      75,161      79,735
                                                                               ----------  ----------  ----------
                                                                               $  720,224  $  530,859  $  526,266
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

INCOME TAXES

    The income tax provision consisted of the following for the years ended July 31:

                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
Current:
  Federal........................................................................  $  30,507  $  23,900  $  23,442
  State..........................................................................      2,118      1,984      2,423
                                                                                   ---------  ---------  ---------
                                                                                      32,625     25,884     25,865
Deferred:
  Federal........................................................................     (2,620)    (1,828)      (674)
  State..........................................................................       (260)       (96)      (101)
                                                                                   ---------  ---------  ---------
                                                                                      (2,880)    (1,924)      (775)
                                                                                   ---------  ---------  ---------
                                                                                   $  29,745  $  23,960  $  25,090
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The Company made income tax payments of $29,505, $16,790 and $24,928 in 1999, 1998, and 1997, respectively.

    The difference between the U.S. federal statutory income tax rate and the Company's effective tax rate is as follows for the years ended July 31:

                                                                                                  1999         1998         1997
                                                                                                  -----        -----        -----
Statutory U.S. federal income tax rate.......................................................          35%          35%          35%
State tax provision, net of federal effect...................................................           1            1            2
Effect of export profits taxed at lower rates................................................          (3)          (2)          (2)
                                                                                                       --           --           --
                                                                                                       33%          34%          35%
                                                                                                       --           --           --
                                                                                                       --           --           --

      (IN THOUSANDS, EXCEPT PER SHARE DATA AND UNLESS OTHERWISE INDICATED)

    Components of deferred tax assets and liabilities were as follows at July
31:

                                                                                                 1999       1998
                                                                                               ---------  ---------
Future income tax benefits:
Employee benefits............................................................................  $  15,485  $   2,736
Contingent liabilities provisions............................................................      8,679      5,908
Translation adjustments......................................................................      1,227      1,561
Other........................................................................................      1,676      1,471
                                                                                               ---------  ---------
                                                                                                  27,067     11,676
Deferred tax liabilities for depreciation and asset basis differences........................     10,719      2,307
                                                                                               ---------  ---------
Net deferred tax assets......................................................................  $  16,348  $   9,369
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    The current and long-term deferred tax asset amounts are included in other current and other asset balances on the consolidated balance sheets.

STOCK BASED INCENTIVE PLANS

    The Company's stock incentive plan has reserved 4,859 common shares that may be awarded to key employees in the form of options to purchase capital stock or restricted shares. The option price is set by the Company's Board of Directors. For all options currently outstanding, the option price is the fair market value of the shares on their date of grant.

    The Company's stock option plan for directors provides for an annual grant to each outside director of a single option to purchase six thousand shares of capital stock, providing the Company earned a net profit, before extraordinary items, for the prior fiscal year. The option exercise price shall be equal to the shares' fair market value on their date of grant. An aggregate of 1,849 shares of capital stock is reserved to be issued under the plan.

    Outstanding options and transactions involving the plans are summarized as follows:

                                               1999                      1998                      1997
                                     ------------------------  ------------------------  ------------------------
                                                   WEIGHTED                  WEIGHTED                  WEIGHTED
                                                    AVERAGE                   AVERAGE                   AVERAGE
                                                   EXERCISE                  EXERCISE                  EXERCISE
                                       OPTIONS       PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                                     -----------  -----------  -----------  -----------  -----------  -----------
Outstanding options at the
  beginning of the year............       1,795    $    7.51        1,466    $    4.88        1,705    $    4.28
Options granted....................         522        20.78          479        14.59           36        17.44
Options canceled...................         (10)       17.46          (40)        8.66          (34)        3.96
Options exercised..................        (143)        5.21         (110)        3.00         (241)        2.33
                                          -----   -----------       -----        -----        -----        -----
Outstanding options at the end of
  the year.........................       2,164    $   10.81        1,795    $    7.51        1,466    $    4.88
                                          -----   -----------       -----        -----        -----        -----
                                          -----   -----------       -----        -----        -----        -----
Exercisable options at the end of
  the year.........................       1,366    $    6.18        1,281    $    4.63        1,082    $    3.95
                                          -----   -----------       -----        -----        -----        -----
                                          -----   -----------       -----        -----        -----        -----

      (IN THOUSANDS, EXCEPT PER SHARE DATA AND UNLESS OTHERWISE INDICATED)

    Information with respect to stock options outstanding at July 31, 1999 is as follows:

                             OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                    --------------------------------------  -----------------------------------------------------
     RANGE OF           NUMBER         WEIGHTED AVERAGE     WEIGHTED AVERAGE       NUMBER       WEIGHTED AVERAGE
 EXERCISE PRICES      OUTSTANDING       REMAINING LIFE       EXERCISE PRICE      EXERCISABLE     EXERCISE PRICE
------------------  ---------------  ---------------------  -----------------  ---------------  -----------------
$1.12 to $1.59.....          439                   4            $    1.15               439         $    1.15
$2.93 to $3.30.....          298                   5                 3.01               298              3.01
$5.64 to $9.21.....          281                   6                 6.78               281              6.78
$11.41 to $15.19...          386                   8                12.99               242             13.57
$17.31 to $21.94...          759                  10                19.85               105             17.62

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

                                                                                   1999       1998       1997
                                                                                 ---------  ---------  ---------
Volatility factor..............................................................       .475       .478       .484
Expected life in years.........................................................      2.8        3.0        2.0
Dividend yield.................................................................       .10%       .15%       .11%
Interest rate..................................................................      5.38%      5.73%      5.69%
Weighted average fair market value at date or grant............................  $   3.96   $   5.12   $   5.37

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows for the years ending July 31:

                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $  60,142  $  46,021  $  45,837
Earnings per common share........................................................       1.37       1.05       1.05
Earnings per common share--assuming dilution.....................................       1.34       1.03       1.03

BASIC AND DILUTED EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share for the years ended July 31:

                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $  61,271  $  46,510  $  46,148
Denominator for basic earnings per share--weighted average shares................     43,846     43,666     43,606
Effect of dilutive securities--employee stock options and unvested restricted
  shares.........................................................................      1,116        765        795
                                                                                   ---------  ---------  ---------
Denominator for diluted earning per share--weighted average shares adjusted for
  dilutive securities............................................................     44,962     44,431     44,401
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Earnings per common share........................................................  $    1.40  $    1.07  $    1.06
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Earnings per common share--assuming dilution.....................................  $    1.36  $    1.05  $    1.04
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

      (IN THOUSANDS, EXCEPT PER SHARE DATA AND UNLESS OTHERWISE INDICATED)

COMMITMENTS AND CONTINGENCIES

    The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for 1999 was comprised of a self-insured retention of $5 million for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $75 million in excess of the retention and primary coverage. The Company contracts with an independent firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

    With respect to all product liability claims of which the Company is aware, accrued liabilities of $14.1 million and $12.4 million were established at July 31, 1999 and 1998, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of July 31, 1999 and 1998, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

RESTRUCTURING COSTS

    During the calendar year 1997, the Company downsized and rationalized its operations. This resulted in restructuring charges for severance and termination benefits, costs associated with closing a smaller, less productive manufacturing facility and other asset impairments of $1,689 and $1,897 for 1998 and 1997, respectively.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

    Unaudited financial information was as follows for the fiscal quarters within the years ended July 31:

                                                                                                   EARNINGS PER
                                                          GROSS        NET      EARNINGS PER      COMMON SHARE--
                                           NET SALES     PROFIT      INCOME     COMMON SHARE     ASSUMING DILUTION
                                           ----------  -----------  ---------  ---------------  -------------------
1999
October 31...............................  $  128,655   $  29,725   $  10,253     $     .23          $     .23
January 31...............................     138,235      31,508      11,327           .26                .25
April 30.................................     196,747      44,111      17,299           .40                .39
July 31..................................     256,587      61,609      22,392           .51                .49
                                           ----------  -----------  ---------         -----              -----
                                           $  720,224   $ 166,953   $  61,271     $    1.40          $    1.36
                                           ----------  -----------  ---------         -----              -----
                                           ----------  -----------  ---------         -----              -----

1998
October 31...............................  $   95,644   $  21,168   $   4,626     $     .11          $     .10
January 31...............................     111,707      24,885       7,646           .17                .17
April 30.................................     146,323      35,954      14,071           .32                .32
July 31..................................     177,185      46,150      20,167           .47                .46
                                           ----------  -----------  ---------         -----              -----
                                           $  530,859   $ 128,157   $  46,510     $    1.07          $    1.05
                                           ----------  -----------  ---------         -----              -----
                                           ----------  -----------  ---------         -----              -----

      (IN THOUSANDS, EXCEPT PER SHARE DATA AND UNLESS OTHERWISE INDICATED)

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

    The financial statements have been audited by Ernst & Young LLP, independent auditors. The independent auditors have evaluated the Company's internal controls and performed tests of procedures and accounting records in connection with the issuance of their reports on the fairness of the financial statements.

    The Board of Directors has appointed an Audit Committee composed entirely of directors who are not employees of the Company. The Audit Committee meets with representatives of management, the internal auditor and independent auditors both separately and jointly. Its functions include recommending the selection of independent auditors; conferring with the independent auditors and reviewing the scope and fees of the annual audit and the results thereof; reviewing the Company's annual report to shareholders and annual filings with the Securities and Exchange Commission; reviewing the adequacy of the Company's internal audit function, as well as the accounting and financial controls and procedures; and approving the nature and scope of nonaudit services performed by the independent auditors.

          [LOGO]                              [LOGO]
L. David Black                                Charles H. Diller, Jr.
Chairman of the Board,                        Executive Vice President
President and                                 and Chief Financial Officer
Chief Executive Officer

October 5, 1999

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board of Directors and Shareholders
JLG Industries, Inc.
McConnellsburg, Pennsylvania

    We have audited the accompanying consolidated balance sheets of JLG Industries, Inc. as of July 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JLG Industries, Inc. at July 31, 1999 and 1998, and the, consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.

               [LOGO]

Baltimore, Maryland
September 9, 1999

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The consolidated financial statements of the registrant and its subsidiaries are set forth in Item 8 of Part II of this report.

  (2) Financial Statement Schedules

    The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  (3) Exhibits

2.1        Agreement and Plan of Merger dated as of May 10, 1999, among Gradall Industries,
           Inc., the Company and JLG Acquisition Corp. (incorporated by reference to Exhibit
           (c)(1) to the Company's Report on Form 14D-1 filed on May 17, 1999.)

3.1        Articles of Incorporation of JLG Industries, Inc., which appears as Exhibit 3 to the
           Company's Form 10-Q (File No. 0-8454--filed December 13, 1996), is hereby incorporated by reference.

3.2        By-laws of JLG Industries, Inc., which appears as Exhibit 3.2 to the Company's Form
           10-K (File No. 0-8454--filed October 13, 1998), is hereby incorporated by reference.

4.1        Agreement to disclose upon request.

10.1       JLG Industries, Inc. Directors' Deferred Compensation Plan amended and restated as of
           August 1, 1998 which appears as Exhibit 10.2 to the Company's 10-K (File No.
           0-8454--filed October 13, 1998) is hereby incorporated by reference.

10.2       JLG Industries, Inc. Stock Incentive Plan amended and restated as of August 1, 1998, which appears as Exhibit 10.2 to the Company's Form 10-K (File No. 0-8454--filed
           October 6, 1997), is hereby incorporated by reference.

10.3       JLG Industries, Inc. Directors Stock Option Plan amended and restated as of August 1,
           1998, which appears as Exhibit 10.6 to the Company's Form 10-K (File No.
           0-8454--filed October 6, 1997), is hereby incorporated by reference.

10.4       JLG Industries, Inc. Supplemental Executive Retirement Plan effective June 1, 1995, which appears as Exhibit 10.8 to the Company's Form 10-K (File No. 0-8454--filed
           October 6, 1997), is hereby incorporated by reference.

10.5       JLG Industries, Inc. Executive Retiree Medical Benefits Plan effective June 1, 1995, which appears as Exhibit 10.9 to the Company's Form 10-K (File No. 0-8454--filed
           October 6, 1997), is hereby incorporated by reference.

10.6       JLG Industries, Inc. Executive Severance Plan effective June 1, 1995, which appears as Exhibit 10.10 to the Company's Form 10-K (File No. 0-8454--filed October 6, 1997), is hereby incorporated by reference.

10.7       JLG Industries, Inc. Executive Deferred Compensation Plan amended and restated as of
           August 1, 1998 which appears as Exhibit 10.11 to the Company's 10-K (File No.
           0-8454--filed October 13, 1998), is hereby incorporated by reference.

10.8       First Union Credit Agreement, which appears as Exhibit 10.2 to the Company's Form
           8-K/A (File No. 0-8454--filed August 31, 1999), is hereby incorporated by reference.

10.9       Amended and Restated Employment Agreement dated May 10, 1999 between Gradall
           Industries, Inc. and Barry L. Phillips

10.10      Deferred Compensation Agreement between The Gradall Company and Barry L. Phillips

10.11      The Gradall Company Amended and Restated Supplemental Executive Retirement Plan
           effective March 1, 1988

10.12      The Gradall Company Benefit Restoration Plan

10.13      Split-Dollar Life Insurance Agreement dated as of August 30, 1995 between The Gradall
           Company and Barry L. Phillips

21         Subsidiaries of the registrant

23         Consent of independent auditors

27         Financial Data Schedule

99         Cautionary Statements Pursuant to the Securities Litigation Reform Act of 1995

(b) Reports on Form 8-K

    On May 14, 1999, the company filed a Form 8-K announcing it definitive agreement to purchase all the outstanding stock of Gradall Industries, Inc. On August 31, 1999, the company filed a Form 8-K/A to include previously omitted information regarding the Gradall acquisition including financial statements for Gradall and pro forma financial information for the Company relative to the acquisition of Gradall.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 23, 1999

                                          JLG INDUSTRIES, INC.
                                          (Registrant)

                                          /s/ L. DAVID BLACK
                                          --------------------------------------
                                          L. David Black, Chairman of the Board,
                                          President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 23, 1999.

/s/ CHARLES H. DILLER, JR.
-------------------------------------------
Charles H. Diller, Jr., Executive Vice President,
Chief Financial Officer, Secretary and Director

/s/ GEORGE R. KEMPTON
-------------------------------------------
George R. Kempton, Director

/s/ JAMES A. MEZERA
-------------------------------------------
James A. Mezera, Director

/s/ CHARLES O. WOOD, III
-------------------------------------------
Charles O. Wood, III, Director