Form 10-Q
period 1999-10-31
JLG INDUSTRIES INC
filed 1999-12-14
CIK 216275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934


    For the quarterly period ended October 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number: 0-8454


                              JLG INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                         25-1199382
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

    1 JLG Drive, McConnellsburg, PA                           17233-9533
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

               Registrant's telephone number, including area code:
                                 (7l7) 485-5161


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______


At December 2, 1999, there were 44,320,948 shares of capital stock of the Registrant outstanding.

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)                                                        October 31,       July 31,
                                                                         1999             1999
                                                                     -----------        --------
                                                                     (Unaudited)
ASSETS
CURRENT ASSETS
  Cash                                                                 $  7,317         $ 19,033
  Accounts receivable-net                                               196,714          162,820
  Inventories                                                           175,536          125,571
  Other current assets                                                    9,406            8,563
                                                                       --------         --------
    Total current assets                                                388,973          315,987
PROPERTY, PLANT AND EQUIPMENT - NET                                     104,364          100,534
EQUIPMENT HELD FOR RENTAL - NET                                          16,325           23,068
GOODWILL - NET                                                          154,316          155,655
OTHER ASSETS                                                             30,788           30,573
                                                                       --------         --------
                                                                       $694,766         $625,817
                                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt                                                      $  7,864         $  2,656
  Current portion of long-term debt                                         799              625
  Accounts payable                                                       71,054           78,793
  Accrued expenses                                                       51,027           57,598
                                                                       --------         --------
    Total current liabilities                                           130,744          139,672
LONG-TERM DEBT, LESS CURRENT PORTION                                    237,444          172,512
ACCRUED POSTRETIREMENT BENEFITS                                          21,808           21,471
OTHER LONG-TERM LIABILITIES                                              10,074            9,463
PROVISIONS FOR CONTINGENCIES                                             10,014           11,416
SHAREHOLDERS' EQUITY
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Issued and outstanding shares: 44,298; fiscal 1999 - 44,250           8,861            8,850
  Additional paid-in capital                                             17,996           17,246
  Unearned compensation                                                  (1,572)          (1,324)
  Accumulated other comprehensive income                                 (3,637)          (3,495)
  Retained earnings                                                     263,034          250,006
                                                                       --------         --------
    Total shareholders' equity                                          284,682          271,283
                                                                       --------         --------
                                                                       $694,766         $625,817
                                                                       ========         ========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)
                                         Three Months Ended
                                             October 31,
                                        1999            1998
                                      ---------       ---------
NET SALES                             $217,995         $128,655

Cost of sales                          165,422           98,930
                                      --------         --------

GROSS PROFIT                            52,573           29,725

Selling, administrative and
  product development expenses          27,055           15,015
Goodwill amortization                    1,561               --
                                      --------         --------

INCOME FROM OPERATIONS                  23,957           14,710

Other income (deductions):
  Interest expense                      (3,434)             (54)
  Miscellaneous, net                       506              879
                                      --------         --------

INCOME BEFORE INCOME TAXES              21,029           15,535

Income tax provision                     7,781            5,282
                                      --------         --------

NET INCOME                            $ 13,248         $ 10,253
                                      ========         ========

EARNINGS PER COMMON SHARE             $    .30         $    .23
                                      ========         ========

EARNINGS PER COMMON SHARE -
  ASSUMING DILUTION                   $    .29         $    .23
                                      ========         ========

CASH DIVIDENDS PER SHARE              $   .005         $   .005
                                      ========         ========


The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
                                                                        Three Months Ended
                                                                            October 31,
                                                                       1999             1998
                                                                     --------         --------
OPERATIONS
  Net income                                                         $ 13,248         $ 10,253
  Adjustments for noncash items:
    Depreciation and amortization                                       6,983            4,573
    Other                                                               1,224            1,461
  Changes in operating assets and liabilities                         (95,766)         (25,448)
  Changes in other assets and liabilities                              (3,490)          (2,266)
                                                                     --------         --------
  Cash used for operations                                            (77,801)         (11,427)

INVESTMENTS
  Purchases of property, plant and equipment                           (9,977)          (1,192)
  Sales of (additions to) equipment held for rental                     5,612           (6,028)
                                                                     --------         --------
  Cash used for investments                                            (4,365)          (7,220)

FINANCING
  Net issuance of short-term debt                                       5,208               --
  Issuance of long-term debt                                           65,169               --
  Repayment of long-term debt                                             (64)             (71)
  Payment of dividends                                                   (221)            (220)
  Exercise of stock options and issuance of restricted awards             514              267
                                                                     --------         --------
  Cash provided by (used for) financing                                70,606              (24)

CURRENCY ADJUSTMENTS
  Effect of exchange rate changes on cash                                (156)             247
                                                                     --------         --------

CASH
  Net change in cash                                                  (11,716)         (18,424)
  Beginning balance                                                    19,033           56,793
                                                                     --------         --------
  Ending balance                                                     $  7,317         $ 38,369
                                                                     ========         ========


The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1999
(in thousands, except per share data)
(Unaudited)

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

Interim results for the three month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1999.

BASIC AND DILUTED EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended October 31:

                                                                   1999            1998
                                                                  -------        -------
Net income                                                        $13,248        $10,253
                                                                  =======        =======

Denominator for basic earnings per share --
  weighted average shares                                          43,969         43,792

Effect of dilutive securities - employee stock options and
  unvested restricted shares                                        1,528          1,121
                                                                  -------        -------

Denominator for diluted earnings per share --
  weighted average shares adjusted for
  dilutive securities                                              45,497         44,913
                                                                  =======        =======

Earnings per common share                                         $   .30        $   .23
                                                                  =======        =======

Earnings per common share - assuming dilution                     $   .29        $   .23
                                                                  =======        =======

Options to purchase 758 shares of common stock at a range of $17.31 to $21.94 were outstanding during the first quarter of fiscal 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

COMPREHENSIVE INCOME
The following table sets forth the components of comprehensive income for the three months ended October 31:

                                                  1999           1998
                                                 -------        -------
Net income                                       $13,248        $10,253
Aggregate currency translation adjustment            141            246
                                                 -------        -------
                                                 $13,389        $10,499
                                                 =======        =======

INVENTORIES AND COST OF SALES
A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at October 31, 1999, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.

Inventories consist of the following:

                                              October 31,       July 31,
                                                 1999             1999
                                              -----------       --------
Finished goods                                  $113,287        $ 68,994
Work in process                                   15,529          12,544
Raw materials                                     51,428          48,561
                                                --------        --------
                                                 180,244         130,099
Less LIFO provision                                4,708           4,528
                                                --------        --------
                                                $175,536        $125,571
                                                ========        ========

SEGMENT INFORMATION
The Company operates in two reportable business segments - machinery, which consists of the design, manufacture and sale of new equipment; and customer services and support, which consists of after-sales service and support, including parts sales, equipment rentals, used equipment sales and rebuilding used equipment. The Company evaluates the performance of its reportable segments based upon a number of factors including segment profit. Segment profit excludes interest, miscellaneous income/expense and income taxes. Intersegment sales and transfers are accounted for at cost and are not significant.

Business segment information consisted of the following for the three months ended October 31:

                                                    1999             1998
                                                  --------         --------
Sales to unaffiliated customers:
  Machinery                                       $182,129         $111,878
  Customer services and support                     35,866           16,777
                                                  --------         --------
                                                  $217,995         $128,655
                                                  ========         ========
Segment profit (loss):
  Machinery                                       $ 24,193         $ 15,853
  Customer services and support                     11,087            6,040
  General corporate expenses                       (11,323)          (7,183)
                                                  --------         --------
                                                  $ 23,957         $ 14,710
                                                  ========         ========

COMMITMENTS AND CONTINGENCIES
The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for fiscal year 2000 is comprised of a self-insured retention of $7 million for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $75 million in excess of the retention and international primary coverage. The Company contracts with an independent firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years.
Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which the Company is aware, accrued liabilities of $13.2 million and $14.1 million were established at October 31, 1999 and July 31, 1999, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of October 31, 1999 and July 31, 1999, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE FIRST QUARTERS OF FISCAL 2000 AND 1999
Sales for the first quarter of fiscal 2000 were $218.0 million, up 69% over the $128.7 million in the comparable year-ago period. The acquisition of Gradall on June 18, 1999 contributed $37.1 million to the current year first quarter sales. Domestic sales for the first quarter of fiscal 2000 were $162.9 million, up 80% from the comparable year-ago period sales of $90.7 million. Excluding Gradall, sales increased by $36.8 million or 41 percent. International sales were $55.1 million for the current year quarter, up $17.2 million or 45% from the comparable year-ago quarter.

Aerial work platforms led the sales gain with a 36 percent increase over the comparable year-ago period. These products are currently available for sale or rental in more than 2,100 rental company outlets in North America, up from 600 outlets just two years ago when the Company changed its distribution practices. The Company expects this number to continue to grow as its sales force is able to reach an increasing number of the rental company outlets; as the number of total rental outlets grows; and as aerial work platforms products are included in the product portfolios of a greater number of the rental locations. Aerial work platforms shipments benefited from the 31 new products introduced over the past two fiscal years, which accounted for 33 percent of current year first quarter revenues. The Company's solid sales gains also continue to reflect the strong growth rate for the North American rental industry and continuing robust demand in Europe. The strength of the Company's international markets, particularly Europe, reflect an improving global economic picture as well as a heightened need for increasing workplace productivity and concern for worker safety, both of which are key benefits of using the Company's products. Gradall brand excavator sales were up slightly compared to the year-ago pro forma level, but below expectations due to a large order destined for Turkey being delayed because of the recent earthquakes in that region. These products are expected to ship over the next six months. Gradall brand material handler shipments were below expectations and last year's pro-forma level mainly due to the procurement timing of rental customers and a change in our distribution practices adopted for those products as part of the integration of the Company and Gradall.

Gross profit margins improved to 24.1% for the first quarter over the comparable year-ago quarter's 23.1%. The principal contributors to this improvement were cost reductions and the leveraging of certain fixed costs over a higher production base, as well as a better product mix. These improvements more than offset start-up costs for new facilities in Pennsylvania and Ohio; Gradall products carrying profit margins that have been historically lower than the aerial work platform products; and the effects of increased sales discounts associated with higher volume program pricing and competitive market conditions.

Selling, administrative and product development expenses were up $12.0 million from last year's first quarter reflecting the addition of Gradall as well as higher personnel and related costs associated with the Company's continued investment in expanding its distribution and increasing levels of customer support for all product groups. At 12.4% of sales, these expenses were only seven tenths of a percent above the year-ago quarter.

The current year quarter includes goodwill amortization of $1.6 million related to the Gradall acquisition. Interest expense was up $3.4 million, primarily due to the higher levels of borrowing to fund the acquisition of Gradall and, to a lesser extent, to fund higher working capital requirements.

The effective tax rate of 37% was up from 34% for the year-ago quarter, primarily due to goodwill charges not being tax deductible and lower tax benefits related to export sales as a result of these sales projected to be a smaller percentage of overall sales for the current year.

FINANCIAL CONDITION
Cash used for operations increased to $77.8 million in the first quarter of fiscal 2000 from $11.4 million in the comparable quarter of 1999. The increase in cash used for operations in fiscal 2000 compared to fiscal 1999 was primarily due to a $70 million change in operating assets and liabilities principally reflecting higher receivable and inventory levels. Receivables were higher in dollar terms and days sales outstanding due to expanded use of extended payment terms as an added sales inducement. In anticipation of the high level of demand corresponding to the prime buying season of the Company's customers, which historically begins early in the calendar year, and to ensure product availability, the Company in fiscal 2000 changed its strategy for managing inventory levels and its supply chain by maintaining relatively constant production levels. Although, in the short term this results in higher inventory levels during the first half of the fiscal year, in the longer term, management believes this will be a more efficient and cost-effective approach to capture seasonal peaks of demand.

Cash used for investing activities during the first quarter of fiscal 2000 was $4.4 million compared to $7.2 million for last year's first quarter. The increase primarily relates to capital expenditures for the Shippensburg, Pennsylvania and Orrville, Ohio facilities. Partially offsetting the increase in cash used for investing activities were sales of equipment held for rental.

Cash used for financing activities was $70.6 million for the first quarter of fiscal 2000 compared to twenty-four thousand dollars provided for the first quarter of fiscal 1999. Increased borrowings under the existing revolving credit agreement and lines of credit were used for business expansion as discussed above. On November 17, 1999, the Board of Directors increased its quarterly cash dividend to $.01 per common share, or four cents per common share on an annualized basis.

At October 31, 1999, the Company had unused credit lines totaling $13 million and is currently in the process of adding $100 million to its credit lines to fund future working capital requirements. This additional line is expected to be in place by the end of the calendar year. The Company believes that these resources, coupled with cash expected to be generated by operations, to be sufficient to fund its ongoing operations and capital-related projects for fiscal 2000. These expenditures are expected to consist of capital projects primarily for the Shippensburg, Pennsylvania and Orrville, Ohio facilities.

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

The Company's North American customers remain optimistic that calendar year 2000 will be another excellent growth year for the rental industry, as well as end user markets. With Europe expected to have another record year, coupled with continuing recovery for the Company's business in other parts of the world market, management anticipates another strong contribution from international sales. Additionally, management expects revenues to benefit from the 14 new products introduced last fiscal year and the more than 30 new and redesigned products expected to be introduced this year.

Based on these expectations, management anticipates this year's revenues to grow to the $1.0 to $1.1 billion range, including the contribution from the Gradall acquisition. Also, earnings per share this year are expected to be in the $1.60 to $1.65 range which is consistent with analysts' consensus estimates and in line with the Company's long-term target of 20 percent EPS growth.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Company manages exposure to these risks principally through its regular operating and financing activities.

While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. Total short-term and long-term debt outstanding at October 31, 1999 was $246.9 million, consisting of $240.2 million in variable rate borrowing and $6.7 million in fixed rate borrowing. At the current level of variable rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $1.6 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt. The Company does not have a material exposure to financial risk from using derivative financial instruments to manage its foreign currency exposures. For additional information, reference is made to
Item 7 in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1999.

Independent Accountants' Review Report


The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. (the "Company") as of October 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month periods ended October 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of JLG Industries, Inc. as of July 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated September 9, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                         /s/ Ernst & Young LLP

Baltimore, Maryland
November 16, 1999

PART II  OTHER INFORMATION

ITEMS 1 - 3 AND 5

None/not applicable.

ITEM 4

The Company held its Annual Meeting of Shareholders on November 17, 1999. Management solicited proxies for the election of seven directors; for approval of the Company's Annual Management Incentive Plan; for approval of the Company's Amended and Restated Stock Incentive Plan; and for ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the 2000 fiscal year. Of the 44,280,539 shares of capital stock outstanding on the record date, 42,893,755 or 97% were voted in person or by proxy at the meeting date. The tabulated results are set forth below:

Election of directors
                            For              Against
                         ----------          -------
L. D. Black              42,113,948          779,807
C. H. Diller, Jr.        42,138,786          754,969
G. R. Kempton            42,133,862          759,893
J. A. Mezera             42,051,818          841,937
S. Rabinowitz            42,038,828          854,927
T. C. Wajnert            42,129,917          763,838
C. O. Wood, III          42,060,063          833,692

Approval of the Company's Annual Management Incentive Plan.

        For                Against            Abstain          Broker non-votes
     ----------           ---------           -------          ----------------
     41,029,453           1,657,165           207,137                 0

Approval of the Company's Amended and Restated Stock Incentive Plan.

        For                Against            Abstain          Broker non-votes
     ----------           ---------           -------          ----------------
     24,461,825          11,650,635           206,929             6,574,366

Ratification of the appointment of Ernst & Young LLP as independent auditors for the ensuing year.

        For                Against            Abstain          Broker non-votes
     ----------           ---------           -------          ----------------
     42,231,205            503,828            158,722                 0

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

         3.1      By-laws of JLG Industries, Inc.

         10.1 JLG Industries, Inc. Executive Severance Plan effective November 17, 1999

         10.2 Employment Agreement dated November 1, 1999 between JLG Industries, Inc. and William M. Lasky

         15       Letter re:  Unaudited Interim Financial Information

         27       Financial Data Schedule

         99       Cautionary Statements Pursuant to the Securities Litigation
                  Reform Act

(b) On August 31, 1999, the Company filed a Form 8-K/A to include previously omitted information regarding the Gradall acquisition including financial statements for Gradall and pro forma financial information for the Company relative to its acquisition of Gradall.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who is also signing in his capacity as principal financial officer.

                                  JLG INDUSTRIES, INC.
                                  (Registrant)



                                  /s/ Charles H. Diller, Jr.
                                  --------------------------------------------
                                  Charles H. Diller, Jr.
                                  Executive Vice President and
                                  Chief Financial Officer