Form 10-Q
period 2000-01-31
JLG INDUSTRIES INC
filed 2000-02-23
CIK 216275

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
For the quarterly period ended January 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
For the transition period from_________________to_________________


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

               Registrant's telephone number, including area code:
                                 (7l7) 485-5161

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

At February 22, 2000, there were 44,380,948 shares of capital stock of the Registrant outstanding.

                                TABLE OF CONTENTS

ITEM
----
                                     PART 1

1.     FINANCIAL INFORMATION.............................................     1

           CONDENSED CONSOLIDATED BALANCE SHEETS.........................     1

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME...................     2

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS...............     3

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL
           STATEMENTS....................................................     4

2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS...............................     7

3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK.......................................................     9

INDEPENDENT ACCOUNTANTS' REVIEW REPORT...................................    11

                                    PART II

6.     EXHIBITS AND REPORTS ON FORM 8-K..................................    12

SIGNATURES ..............................................................    12

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                             January 31,         July 31,
                                                                2000               1999
                                                             -----------         --------
                                                             (Unaudited)
ASSETS
CURRENT ASSETS
  Cash                                                        $  8,375           $ 19,033
  Accounts receivable                                          189,120            162,820
  Inventories                                                  198,445            125,571
  Other current assets                                          18,445              8,563
                                                              --------           --------
    Total current assets                                       414,385            315,987
PROPERTY, PLANT AND EQUIPMENT                                  100,214            100,534
EQUIPMENT HELD FOR RENTAL                                       12,724             23,068
GOODWILL                                                       152,879            155,655
OTHER ASSETS                                                    30,756             30,573
                                                              --------           --------
                                                              $710,958           $625,817
                                                              ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt                                             $  2,656           $  2,656
  Current portion of long-term debt                                744                625
  Accounts payable                                              79,423             78,793
  Accrued expenses                                              46,715             57,598
                                                              --------           --------
    Total current liabilities                                  129,538            139,672
LONG-TERM DEBT, LESS CURRENT PORTION                           251,322            172,512
ACCRUED POSTRETIREMENT BENEFITS                                 22,207             21,471
OTHER LONG-TERM LIABILITIES                                      9,022              9,463
PROVISIONS FOR CONTINGENCIES                                    11,082             11,416
SHAREHOLDERS' EQUITY
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Outstanding shares: 44,321; fiscal 1999 - 44,250             8,864              8,850
  Additional paid-in capital                                    18,597             17,246
  Unearned compensation                                         (1,826)            (1,324)
  Accumulated other comprehensive income                        (3,523)            (3,495)
  Retained earnings                                            265,675            250,006
                                                              --------           --------
    Total shareholders' equity                                 287,787            271,283
                                                              --------           --------
                                                              $710,958           $625,817
                                                              ========           ========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

                                                  Three Months Ended                   Six Months Ended
                                                     January 31,                           January 31,
                                                2000              1999               2000               1999
                                             --------           --------           --------           --------
NET SALES                                    $206,868           $138,235           $424,863           $266,890

Cost of sales                                 168,273            106,727            333,695            205,656
                                             --------           --------           --------           --------

GROSS PROFIT                                   38,595             31,508             91,168             61,234

Selling, administrative and product
  development expenses                         26,263             16,284             53,318             31,300
Goodwill amortization                           1,527               --                3,088               --
                                             --------           --------           --------           --------

INCOME FROM OPERATIONS                         10,805             15,224             34,762             29,934

Other income (deductions):
  Interest expense                             (5,465)               (58)            (8,900)              (111)
  Miscellaneous, net                             (444)               481                 63              1,359
                                             --------           --------           --------           --------

INCOME BEFORE TAXES                             4,896             15,647             25,925             31,182

Income tax provision                            1,811              4,320              9,592              9,602
                                             --------           --------           --------           --------

NET  INCOME                                  $  3,085           $ 11,327           $ 16,333           $ 21,580
                                             ========           ========           ========           ========

EARNINGS PER COMMON SHARE                    $    .07           $    .26           $    .37           $    .49
                                             ========           ========           ========           ========
EARNINGS PER COMMON SHARE -
  ASSUMING DILUTION                          $    .07           $    .25           $    .36           $    .48
                                             ========           ========           ========           ========

CASH DIVIDENDS PER SHARE                     $    .01           $   .005           $   .015           $    .01
                                             ========           ========           ========           ========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                             Six Months Ended
                                                                                January 31,
                                                                         2000                1999
                                                                       ---------           --------

OPERATIONS
  Net income                                                           $  16,333           $ 21,580
  Adjustments for noncash items:
     Depreciation and amortization                                        13,862              9,440
     Other                                                                 2,448              2,412
  Changes in operating assets and liabilities                           (119,875)           (62,910)
  Changes in other assets and liabilities                                 (1,400)             4,045
                                                                       ---------           --------
  Cash used for operations                                               (88,632)           (25,433)

INVESTMENTS

  Purchases of property, plant and equipment                              (9,222)            (4,726)
  Retirements (additions) to equipment held for rental                     8,119            (10,198)
                                                                       ---------           --------
  Cash used for investments                                               (1,103)           (14,924)

FINANCING

  Issuance of long-term debt                                             162,088               --
  Repayment of long-term debt                                            (83,159)              (134)
  Payment of dividends                                                      (664)              (441)
  Exercise of stock options and issuance of restricted awards                863                681
                                                                       ---------           --------
  Cash provided by financing                                              79,128                106


CURRENCY ADJUSTMENTS

  Effect of exchange rate changes on cash                                    (51)               221
                                                                       ---------           --------

CASH

  Net change in cash                                                     (10,658)           (40,030)
  Beginning balance                                                       19,033             56,793
                                                                       ---------           --------
  Ending balance                                                       $   8,375           $ 16,763
                                                                       =========           ========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000
(in thousands, except per share data)
(Unaudited)


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

Operating results for the three and six month periods ended January 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1999.

INVENTORIES AND COST OF SALES
A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at January 31, 2000, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.

The components of inventory at the end of the each period consisted of the following:

                                                     January 31,          July 31,
                                                         2000               1999
                                                     ----------           --------
Finished goods                                         $132,941           $ 68,994
Work in process                                          14,469             12,544
Raw materials                                            55,923             48,561
                                                       --------           --------
                                                        203,333            130,099
Excess of FIFO cost over LIFO inventory value            (4,888)            (4,528)
                                                       --------           --------
                                                       $198,445           $125,571
                                                       ========           ========

COMPREHENSIVE INCOME
The following table sets forth the components of comprehensive income for each of the periods ended January 31:

                                               Three Months Ended        Six Months Ended
                                                   January 31,               January 31,
                                                2000        1999          2000        1999
                                               ------      -------      -------      -------
Net income                                     $3,085      $11,327      $16,333      $21,580
Aggregate currency translation adjustment         113           26           28         (221)
                                               ------      -------      -------      -------
                                               $3,198      $11,353      $16,361      $21,359
                                               ======      =======      =======      =======

BASIC AND DILUTED EARNINGS PER SHARE
The computation of basic and diluted earnings per share for the each of the periods ended January 31 are as follows:

                                                                Three Months Ended          Six Months Ended
                                                                    January 31,                January 31,
                                                                  2000         1999         2000        1999
                                                                -------      -------      -------      -------
Net income                                                      $ 3,085      $11,327      $16,333      $21,580
                                                                =======      =======      =======      =======

Denominator for basic earnings per share --
  Weighted average shares                                        43,998       43,794       43,989       43,793

Effect of dilutive securities - employee stock options and
  Unvested restricted shares                                      1,725        1,141        1,626        1,131
                                                                -------      -------      -------      -------

Denominator for diluted earnings per share --
  Weighted average shares adjusted for
  Dilutive securities                                            45,723       44,935       45,615       44,924
                                                                =======      =======      =======      =======

Earnings per common share                                       $   .07      $   .26      $   .37      $   .49
                                                                =======      =======      =======      =======

Earnings per common share - assuming dilution                   $   .07      $   .25      $   .36      $   .48
                                                                =======      =======      =======      =======

Options to purchase 1,111 shares of common stock at a range of $13.69 to $21.94 were outstanding during the second quarter of fiscal 2000. However these shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

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

With respect to all product liability claims of which the Company is aware, accrued liabilities of $13.3 million and $14.1 million were established at January 31, 2000 and July 31, 1999, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts.

As of January 31, 2000 and July 31, 1999, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

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

The following table provides business segment information for each of the periods ended January 31:

                                       Three Months Ended             Six Months Ended
                                           January 31,                   January 31,
                                       2000           1999           2000           1999
                                     --------       --------       --------       --------
Sales to unaffiliated customers:
  Machinery                          $177,789       $119,174       $359,918       $231,052
  Customer services and support        29,079         19,061         64,945         35,838
                                     --------       --------       --------       --------
                                     $206,868       $138,235       $424,863       $266,890
                                     ========       ========       ========       ========
Segment profit (loss):
  Machinery                          $ 14,349       $ 16,058       $ 38,542       $ 31,911
  Customer services and support         8,091          6,633         19,178         12,673
  General corporate expenses          (11,635)        (7,467)       (22,958)       (14,650)
                                     --------       --------       --------       --------
                                     $ 10,805       $ 15,224       $ 34,762       $ 29,934
                                     ========       ========       ========       ========

BANK CREDIT LINES AND LONG-TERM DEBT
The Company has credit agreements with a group of financial institutions that provides for an unsecured revolving credit facility expiring June 2004 with an aggregate commitment of $350 million. During the quarter, the Company increased its revolving credit facility to $350 million from $250 million. Borrowings under the agreements bear interest equal to either LIBOR plus a margin ranging from 0.55 percent to 1.125 percent, depending on the Company's ratio of funded debt to EBITDA; or the greater of prime or federal funds rate plus 0.50 percent. The Company is required to pay an annual administrative fee of $35 and a facility fee ranging from 0.20 percent to 0.275 percent, depending on the Company's ratio of funded debt to EBITDA. The agreements contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth. The Company also has available a $20 million unsecured bank revolving line of credit with a term of one year, renewable annually, and at an interest rate of prime or a spread over LIBOR. The Company also has $2.5 million in loan facilities with a term of one year, renewable annually, and at a fixed weighted average interest rate of 5.7 percent.

The components of long-term debt at the end of the each period consisted of the following:

                                                        January 31,    July 31,
                                                           2000          1999
                                                         --------      --------
Revolving credit facility due 2004 with an average
interest rate of 7.02% at January 31, 2000               $249,000      $169,912
Other                                                       3,066         3,225
                                                         --------      --------
                                                          252,066       173,137
Less current portion                                          744           625
                                                         --------      --------
                                                         $251,322      $172,512
                                                         ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE SECOND QUARTERS OF FISCAL 2000 AND 1999
Sales for the second fiscal quarter ended January 31, 2000 were $206.9 million, up $68.7 million or 50 percent from the $138.2 million reported in the year-ago period. Growth of the aerial work platform product group accounted for $27.8 million, or 41 percent of the revenue increase, while telescopic material handling and excavator products, acquired in June 1999, represented $40.9 million, or 59 percent of the increase. Domestic sales for the second quarter of fiscal 2000 were $148.9, up 59 percent from the fiscal 1999 second quarter sales of $93.5 million. International sales were $58.0 million, up 30 percent from the comparable year-ago quarter. Customer Service and Support sales for the second fiscal quarter were $29.1 million, up $10.1 million or 53 percent compared to prior year quarter.

The gross profit percentage for the quarter was 18.7 percent, down 4.1 percentage points from the year-ago quarter. As a result of the Company's cost reduction efforts, the gross profit percentage was favorably impacted by lower product costs but more than offset by the following factors: a less favorable product mix; the impact of aggressive acceptance of trade-ins to displace competitor products during the quarter; competitive price pressures; strength of the U.S. dollar against foreign currencies, primarily the Euro; and start-up costs for the Shippensburg and Orrville plants.

The $10.0 million increase in selling, administrative and product development costs compared to the 1999 second fiscal quarter was principally due to the Gradall acquisition and the expansion of the Company's sales and service capabilities globally. At 12.7 percent of sales, these expenses were nine tenths of a percent above the percentage for the year ago quarter.

The current year quarter includes $1.5 million in goodwill amortization primarily due to the Gradall acquisition. The increase in interest charges of $5.4 million was due to an increase in average borrowings to fund the Gradall acquisition and working capital investments.

The effective tax rate of 37 percent was more than nine percentage points higher in the fiscal 2000 second quarter compared to the year-ago period. This increase was primarily due to goodwill charges not being tax deductible and a one-time benefit attributable to certain tax incentives related to export sales in the fiscal 1999 second quarter.

RESULTS FOR THE FIRST SIX MONTHS OF FISCAL 2000 AND 1999
For the six-month period ended January 31, 2000, sales were $424.9 million, up $158.0 million, or 59 percent, from the $266.9 million reported in the year-ago period. Growth of the aerial work platform product group accounted for $79.9 million, or 51 percent of the revenue increase, while telescopic material handling and excavator products represented $78.1 million, or 49 percent of the increase. Domestic sales for the six months of fiscal 2000 were $311.9, up 69 percent from the fiscal 1999 six months sales of $184.2 million. International sales were $113.0 million, up 37 percent from the comparable year-ago period. Customer Service and Support sales for the six-month period were $65.0 million, up $29.2 million or 81 percent compared to prior year period.

Gross profit percentage for the six months of fiscal 2000 was 21.5 percent, down
1.4 percentage points from the year-ago period. The decrease was mainly due to the same factors as discussed in the second quarter comparison.

Selling, administrative and product development costs increased $22.0 million from the comparable year-ago six months. The increase was mainly due to the same factors as discussed in the second quarter comparison. At 12.5 percent of sales, these expenses were eight tenths of a percent above the percentage for the year ago quarter.

The current year period includes $3.1 million in goodwill amortization and an increase in interest charges of $8.8 million, primarily due to the same factors as discussed in the second quarter comparison.

The effective tax rate of 37 percent was six percentage points higher in the fiscal 2000 six-month period compared to the year-ago period. This increase was primarily due to the same factors as discussed in the second quarter comparison.

FINANCIAL CONDITION
Cash used for operations increased to $88.6 million in the first six months of fiscal 2000 from $25.4 million used for operations in the comparable period of 1999. The increase in cash used for operations in fiscal 2000 compared to fiscal 1999 was primarily due to a $119.9 million change in operating assets and liabilities principally reflecting higher receivable and inventory levels. Receivables were higher in dollar terms and days sales outstanding due to expanded use of extended payment terms. The increase in inventory is due to the Company's decision to maintain relatively constant production levels in anticipation of the high level of demand corresponding to the prime buying season of the Company's customers, and a more pronounced than anticipated deferral of purchases by certain major North American rental customers into the 2000 calendar year.

Cash used for investing activities during the first six months of fiscal 2000 was $1.1 million compared to $14.9 million for last year's comparable period. The decrease relates primarily to sales of equipment held for rental which occurred in fiscal year 2000. Partially offsetting the decrease in cash used for investing activities were capital expenditures for the Shippensburg, Pennsylvania and Orrville, Ohio facilities.

At January 31, 2000, the Company had unused credit lines totaling $121 million. The Company believes that its credit lines, coupled with cash expected to be generated by operations, to be sufficient to fund its ongoing operations, capital-related projects for fiscal 2000 and its plan to purchase on the open market up to five million shares of its common stock. These share purchases may begin immediately after lender approvals are received, which are expected shortly, and may occur, from time to time, during the twelve month period commencing on February 16, 2000. Capital expenditures are expected to consist of capital projects primarily for the Shippensburg, Pennsylvania and Orrville, Ohio facilities.

Cash provided from financing activities was $79.1 million for the first six months of fiscal 2000 compared to $106 thousand provided for the comparable period of fiscal 1999. Increased borrowings under the existing revolving credit agreements were used for business expansion as discussed above.

The Company's exposure to product liability claims is discussed in the note entitled Commitments and Contingencies of the Notes to Consolidated Financial Statements of this report. Future results of operations, financial condition and liquidity may be affected to the extent that the Company's ultimate exposure with respect to product liability varies from current estimates.

OUTLOOK
This Outlook section and other parts of this Management's Discussion and Analysis contain forward-looking information and involve certain risks and uncertainties that could significantly impact expected results. Certain important factors that, in some cases have affected, and in the future could affect, the Company's results of operations and that could cause such future results of operations to differ materially are described in "Cautionary Statements Pursuant to the Securities Litigation Reform Act" which is an exhibit to this report.

Most of the factors which detracted from profits in the second quarter are reversible, and management is aggressively addressing each of these. Further, management is confident in the overall health of the aerial work platform and excavator marketplaces and is encouraged with the opportunity to expand sales of material handler products. Management will continue to focus on growing the business by maintaining its leadership positions in these product categories, and by so doing, enhancing its profitability and the value it creates for shareholders.

To combat the current pricing environment and improve gross profit margins, management is placing increased emphasis on improving manufacturing efficiencies and reducing costs. These efforts are taking place on several fronts, including an accelerated focus on Gradall operations. Start-up costs at the Company's Orrville and Shippensburg facilities will be eliminated as management brings these two new plants fully on line by the end of this calendar year. When fully operational, management expects to begin realizing the positive cost reduction benefits they provide. Although the Company continues to pursue its trade-in strategy, management expects the impact on margins from this activity to lessen during the second half of the fiscal year. Management also expects the Company's product mix to be more favorable in the second half of 2000.

On January 18, 2000, the Company forecast sales to be approximately $1.0 billion and earnings per share to be in the $1.20 to $1.25 range and on February 17th, the Company announced that it expected to meet or exceed the sales and earnings forecasts previously announced in January.

IMPACT OF YEAR 2000
The year 2000 issue arose out of the fact that many computer programs were written using two digits to identify the applicable year rather than four digits. It was feared that computer programs with date-sensitive software or equipment with embedded date-sensitive technology might misinterpret a two-digit year code. This error could result in system or equipment failures or miscalculations and disruptions of operations. As of December 31, 1999, the Company had completed all aspects of its year 2000 readiness program and, through February 17, 2000, the Company has not experienced any significant problems related to the Y2K issue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Company manages exposure to these risks principally through its regular operating and financing activities.

While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. Total short-term and long-term debt outstanding at January 31, 2000 was $254.7 million, consisting of $249.0 million in variable rate borrowing and $5.7 million in fixed rate borrowing. At the current level of variable rate borrowing, a hypothetical 10 percent increase in interest rates would decrease pre-tax current year earnings by approximately $1.7 million on an annual basis. A hypothetical 10 percent change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt. The Company does not have a material exposure to financial risk from using derivative financial instruments to manage its foreign currency exposures. For additional information, reference is made to Item 7 in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1999.

Independent Accountants' Review Report

The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. and subsidiaries as of January 31, 2000, and the related condensed consolidated statements of income for the three month periods ended January 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the six-month periods ended January 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of JLG Industries, Inc. as of July 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated September 9, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                          /s/ Ernst & Young LLP

Baltimore, Maryland
February 15, 2000

PART II  OTHER INFORMATION

ITEMS 1 - 5

None/not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

        4.1 Working Capital Agreement dated December 16, 1999 between JLG Industries, Inc. and First Union National Bank.

        15      Letter re: Unaudited Interim Financial Information

        27      Financial Data Schedule

        99      Cautionary Statements Pursuant to the Securities Litigation
                Reform Act

(b) The company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended January 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who is also signing in his capacity as principal financial officer.

                                               JLG INDUSTRIES, INC.
                                               (Registrant)



                                               /s/ Charles H. Diller, Jr.
                                               -----------------------------
                                               Charles H. Diller, Jr.
                                               Executive Vice President and
                                               Chief Financial Officer