Form 10-Q
period 2000-04-30
JLG INDUSTRIES INC
filed 2000-06-05
CIK 216275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the quarterly period ended April 30, 2000

                                       or

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

At May 24, 2000, there were 43.6 million shares of capital stock of the Registrant outstanding.

                                TABLE OF CONTENTS

ITEM
----

                                     PART 1

1.     FINANCIAL INFORMATION.................................................  1

           CONSOLIDATED CONDENSED BALANCE SHEETS.............................  1

           CONSOLIDATED CONDENSED STATEMENTS OF INCOME.......................  2

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS...................  3

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..............  4

2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS...................................  7

3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............ 10

INDEPENDENT ACCOUNTANTS' REVIEW REPORT....................................... 11

                                     PART II

6.     EXHIBITS AND REPORTS ON FORM 8-K...................................... 12

SIGNATURES .................................................................. 12

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                     April 30,                July 31,
                                                                                       2000                     1999
                                                                                   -----------                --------
                                                                                   (Unaudited)
ASSETS
Cash                                                                                 $  4,531                 $ 19,033
Accounts receivable                                                                   246,782                  162,820
Inventories                                                                           189,802                  125,571
Other current assets                                                                   15,435                    8,563
                                                                                     --------                 --------
    Total current assets                                                              456,550                  315,987
Property, plant and equipment                                                         103,280                  100,534
Equipment held for rental                                                              17,927                   23,068
Goodwill                                                                              151,466                  155,655
Other assets                                                                           31,427                   30,573
                                                                                     --------                 --------
                                                                                     $760,650                 $625,817
                                                                                     ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt                                $  8,065                 $  3,281
Accounts payable                                                                       88,091                   78,793
Accrued expenses                                                                       51,386                   57,598
                                                                                     --------                 --------
    Total current liabilities                                                         147,542                  139,672
Long-term debt, less current portion                                                  269,202                  172,512
Accrued postretirement benefits                                                        22,575                   21,471
Other long-term liabilities                                                            10,238                    9,463
Provisions for contingencies                                                           12,410                   11,416
Shareholders' equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Outstanding shares: 43,623; fiscal 1999 - 44,250                                    8,725                    8,850
  Additional paid-in capital                                                           12,285                   17,246
  Unearned compensation                                                                (1,592)                  (1,324)
  Accumulated other comprehensive income                                               (4,096)                  (3,495)
  Retained earnings                                                                   265,675                  250,006
                                                                                     --------                 --------
    Total shareholders' equity                                                        298,683                  271,283
                                                                                     --------                 --------
                                                                                     $760,650                 $625,817
                                                                                     ========                 ========


The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

                                                          Three Months Ended                      Nine Months Ended
                                                               April 30,                              April 30,
                                                         2000             1999                 2000              1999
                                                       --------         --------             --------          --------
Net sales                                              $291,564         $196,747             $716,427          $463,637

Cost of sales                                           227,604          152,636              561,300           358,293
                                                       --------         --------             --------          --------

Gross profit                                             63,960           44,111              155,127           105,344

Selling, administrative and product
  development expenses                                   28,360           18,558               81,678            49,858
Goodwill amortization                                     1,546               --                4,633                --
                                                       --------         --------             --------          --------

Income from operations                                   34,054           25,553               68,816            55,486

Other income (deductions):
  Interest expense                                       (5,891)            (108)             (14,791)             (219)
  Miscellaneous, net                                        482              462                  545             1,822
                                                       --------         --------             --------          --------

Income before taxes                                      28,645           25,907               54,570            57,089

Income tax provision                                     10,517            8,608               20,109            18,210
                                                       --------         --------             --------          --------

Net  income                                            $ 18,128         $ 17,299             $ 34,461          $ 38,879
                                                       ========         ========             ========          ========

Earnings per common share                              $    .41         $    .40             $    .79          $    .89
                                                       ========         ========             ========          ========
Earnings per common share -
  Assuming dilution                                    $    .40         $    .39             $    .76          $    .87
                                                       ========         ========             ========          ========

Cash dividends per share                               $    .01         $   .005             $   .025          $   .015
                                                       ========         ========             ========          ========


The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                                         Nine Months Ended
                                                                                             April 30,
                                                                                    2000                   1999
                                                                                  ---------              --------
Operations
  Net income                                                                      $  34,461              $ 38,879
  Adjustments for noncash items:
     Depreciation and amortization                                                   20,104                14,147
     Other                                                                            3,672                 3,821
  Changes in selected working capital items:
     Accounts receivable                                                            (83,919)              (41,268)
     Inventories                                                                    (64,166)              (27,997)
     Accounts payable                                                                 9,297                16,050
  Changes in other assets and liabilities                                           (13,884)               (2,656)
                                                                                  ---------              --------
  Cash (used for) provided by operations                                            (94,435)                  976

Investments
  Purchases of property, plant and equipment                                        (16,723)               (8,205)
  Retirements (additions) to equipment held for rental                                2,233               (10,697)
                                                                                  ---------              --------
  Cash used for investments                                                         (14,490)              (18,902)

Financing
  Issuance of short-term debt                                                         4,675                    --
  Issuance of long-term debt                                                        283,087                    --
  Repayment of long-term debt                                                      (186,289)                 (198)
  Payment of cash dividends                                                          (1,106)                 (661)
  Purchase of common stock                                                           (6,789)                   --
  Issuance of common stock                                                            1,435                 1,078
                                                                                  ---------              --------
  Cash provided by financing                                                         95,013                   219


Currency Adjustments
  Effect of exchange rate changes on cash                                              (590)               (1,097)
                                                                                  ---------              --------

Cash
  Net change in cash                                                                (14,502)              (18,804)
  Beginning balance                                                                  19,033                56,793
                                                                                  ---------              --------
  Ending balance                                                                  $   4,531              $ 37,989
                                                                                  =========              ========


The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000
(in thousands, except per share data)
(Unaudited)

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

Operating results for the three and nine month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1999.

INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at April 30, 2000, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.

The components of inventory at the end of the each period consisted of the following:

                                                                       April 30,              July 31,
                                                                          2000                  1999
                                                                       ---------              --------
Finished goods                                                          $135,493              $ 68,994
Work in process                                                           35,048                12,544
Raw materials                                                             23,801                48,561
                                                                        --------              --------
                                                                         194,342               130,099
Excess of FIFO cost over LIFO inventory value                             (4,540)               (4,528)
                                                                        --------              --------
                                                                        $189,802              $125,571
                                                                        ========              ========

COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income for each of the periods ended April 30:

                                                             Three Months Ended         Nine Months Ended
                                                                  April 30,                   April 30,
                                                              2000         1999          2000         1999
                                                            -------      -------       -------      -------
Net income                                                  $18,128      $17,299       $34,461      $38,879
Aggregate currency translation adjustment                       572        1,319           600        1,097
                                                            -------      -------       -------      -------
                                                            $18,700      $18,618       $35,061      $39,976
                                                            =======      =======       =======      =======

BASIC AND DILUTED EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the each of the periods ended April 30 are as follows:

                                                                     Three Months Ended        Nine Months Ended
                                                                          April 30,                April 30,
                                                                      2000         1999         2000        1999
                                                                    -------      -------      -------     -------
Net income                                                          $18,128      $17,299      $34,461     $38,879
                                                                    =======      =======      =======     =======

Denominator for basic earnings per share --
  Weighted average shares                                            43,701       43,792       43,897      43,792

Effect of dilutive securities - employee stock options and
  unvested restricted shares                                          1,986        1,123        1,746       1,123
                                                                    -------      -------      -------     -------

Denominator for diluted earnings per share --
  Weighted average shares adjusted for
  Dilutive securities                                                45,687       44,915       45,643      44,915
                                                                    =======      =======      =======     =======

Earnings per common share                                           $   .41      $   .40      $   .79     $   .89
                                                                    =======      =======      =======     =======

Earnings per common share - assuming dilution                       $   .40      $   .39      $   .76     $   .87
                                                                    =======      =======      =======     =======

During the third quarter of fiscal 2000, options to purchase 1.3 million shares of common stock at a range of $11.41 to $21.94 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

CAPITAL STRUCTURE

During the third quarter of fiscal 2000, the Company repurchased 794,600 shares of its common stock at an aggregate cost of $6.8 million. At April 30, 2000, the Company had remaining authorization to repurchase an additional 4.2 million shares of its common stock.

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

With respect to all product liability claims of which the Company is aware, accrued liabilities of $13.7 million and $14.1 million were established at April 30, 2000 and July 31, 1999, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of April 30, 2000 and July 31, 1999, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

SEGMENT INFORMATION

The Company operates in two reportable business segments - machinery, which consists of the design, manufacture and sale of new equipment; and customer services and support, which consists of after-sales service and support, including parts sales, equipment rentals, used equipment sales and rebuilding used equipment. The Company evaluates the performance of its reportable segments based upon a number of factors including segment profit. Segment profit excludes interest, miscellaneous income/ expense and income taxes. Intersegment sales and transfers are accounted for at cost and are not significant.

The following table provides business segment information for each of the periods ended April 30:

                                                                Three Months Ended               Nine Months Ended
                                                                     April 30,                       April 30,
                                                                2000           1999             2000           1999
                                                              --------       --------         --------       --------
Sales to unaffiliated customers:
  Machinery                                                   $260,952       $181,270         $620,870       $412,322
  Customer services and support                                 30,612         15,477           95,557         51,315
                                                              --------       --------         --------       --------
                                                              $291,564       $196,747         $716,427       $463,637
                                                              ========       ========         ========       ========
Segment profit (loss):
  Machinery                                                   $ 35,527       $ 29,292         $ 74,069       $ 61,202
  Customer services and support                                 10,168          4,867           29,346         17,540
  General corporate expenses                                   (11,641)        (8,606)         (34,599)       (23,256)
                                                              --------       --------         --------       --------
                                                              $ 34,054       $ 25,553         $ 68,816       $ 55,486
                                                              ========       ========         ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE THIRD QUARTERS OF FISCAL 2000 AND 1999

Sales for the third fiscal quarter ended April 30, 2000 were $291.6 million, up $94.9 million or 48 percent from the $196.7 million reported in the year-ago period. Growth of the aerial work platform product group accounted for $33.7 million, or 35 percent of the revenue increase, while telescopic material handling and excavator products, acquired through the acquisition of Gradall in June 1999, represented $61.2 million, or 65 percent of the increase. Domestic sales for the third quarter of fiscal 2000 were $227.2, up 54 percent from the fiscal 1999 third quarter sales of $147.4 million. International sales were $64.4 million, up 31 percent from the comparable year-ago quarter. Customer Service and Support sales for the third fiscal quarter were $30.6 million, up $15.1 million or 97 percent compared to prior year quarter. The increase in Customer Service and Support sales was attributable to sales of used equipment obtained primarily from trade-ins of equipment in the second quarter of the current fiscal year and sales resulting from a reduction in the Company's rental fleet as customers exercised purchase options converting rentals to sales.

Despite the continuing pricing pressure, including the significant rise in the value of the U.S. dollar against foreign currencies, particularly the Euro, the gross profit percentage for the quarter was down only one-half of a percentage point from the year-ago quarter to 21.9 percent. The gross profit margin was favorably impacted by the success of the Company's aggressive cost-savings programs. In addition, the Gradall products carrying profit margins that have been historically lower than the aerial work platform products adversely affected the gross profit margin.

The $9.8 million increase in selling, administrative and product development costs compared to the 1999 third fiscal quarter was principally through the acquisition of Gradall in June 1999, increased sales and service activities, and increased bad debt. At 9.7 percent of sales, these expenses were three tenths of a percent above the percentage for the year ago quarter.

The current year quarter includes $1.5 million in goodwill amortization primarily due to the Gradall acquisition. The increase in interest charges of $5.8 million was due to an increase in average borrowings to fund the Gradall acquisition and working capital investments.

The effective tax rate of 37 percent was four percentage points higher in the fiscal 2000 third quarter compared to the year-ago period. This increase was primarily due to goodwill charges not being tax deductible.

RESULTS FOR THE FIRST NINE MONTHS OF FISCAL 2000 AND 1999

For the nine-month period ended April 30, 2000, sales were $716.4 million, up $252.8 million, or 55 percent, from the $463.6 million reported in the year-ago period. Growth of the aerial work platform product group accounted for $113.6 million, or 45 percent of the revenue increase, while telescopic material handling and excavator products represented $139.2 million, or 55 percent of the increase. Domestic sales for the nine months of fiscal 2000 were $539.0, up 63 percent from the fiscal 1999 nine months sales of $331.6 million. International sales were $177.4 million, up 34 percent from the comparable year-ago period. Customer Service and Support sales for the nine-month period were $95.5 million, up $44.2 million or 86 percent compared to prior year period. The increase in Customer Service and Support sales was mainly due to the same factors as discussed in the third quarter comparison.

Gross profit percentage for the nine months of fiscal 2000 was 21.7 percent, down one percentage point from the year-ago period. The decrease was mainly due to the same factors as discussed in the third quarter comparison.

Selling, administrative and product development costs increased $31.8 million from the comparable year-ago nine months. The increase was mainly due to the same factors as discussed in the third quarter comparison. At 11.4 percent of sales, these expenses were six tenths of a percent above the percentage for the year ago nine-month period.

The current year period includes $4.6 million in goodwill amortization and an increase in interest charges of $14.8 million, primarily due to the same factors as discussed in the third quarter comparison.

The effective tax rate of 37 percent was five percentage points higher in the fiscal 2000 nine-month period compared to the year-ago period. This increase was primarily due to goodwill charges in fiscal year 2000 not being tax deductible and a one-time benefit attributable to certain tax incentives related to export sales in the fiscal 1999.

FINANCIAL CONDITION

Cash used for operations was $94.4 million in the first nine months of fiscal 2000 compared to $976,000 provided from operations in the comparable period of 1999. The increase in cash used for operations in fiscal 2000 compared to fiscal 1999 was primarily due to a $152.4 million change in operating assets and liabilities principally reflecting higher receivable and inventory levels. For the nine months ended April 30, 2000, receivables were higher in dollar terms and days sales outstanding due to expanded use of extended payment terms and higher sales levels. The increase in inventory is due to the increase in sales activity and the Company's decision to maintain sufficient inventory to match its customers' seasonal demand.

Cash used for investing activities during the first nine months of fiscal 2000 was $14.5 million compared to $18.9 million for last year's comparable period. The decrease relates to sales of equipment held for rental, and was partially offset by capital expenditures at the Company's Shippensburg, Pennsylvania and Orrville, Ohio facilities.

Cash provided from financing activities was $95.0 million for the first nine months of fiscal 2000 compared to $219,000 for the comparable period of fiscal 1999. Increased borrowings under the existing revolving credit agreements were used for business expansion as discussed above.

At April 30, 2000, the Company had unused credit lines totaling $97.9 million. The Company believes that its credit lines, coupled with cash expected to be generated by operations, to be sufficient to fund its ongoing operations, remaining capital-related projects for fiscal 2000 and any additional purchases on the open market of its common stock. During the third quarter of fiscal 2000, the Company repurchased 794,600 shares of its common stock at an aggregate cost of $6.8 million. At April 30, 2000, the Company had remaining authorization to repurchase an additional 4.2 million shares of its common stock. Capital expenditures for the remaining fiscal year are expected to consist of capital projects primarily for the Shippensburg, Pennsylvania and Orrville, Ohio facilities.

In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statements of Cash Flows, the Company also measures its free cash flow. Free cash flow, a measure commonly employed by the financial community, is defined by the Company as cash used for, or provided by, operations less capital expenditures including equipment held for rental, plus proceeds from the disposal of assets and unrealized currency gains or losses. During the nine months ended April 30, 2000, the Company had negative free cash flow of $108.0 million compared to negative free cash flow of $17.9 million for the corresponding period in 1999 primarily due to the higher working capital requirements.

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

Several trends continue to mark the Company's current marketplace. The first is the continuing growth of the rental industry, both at home and overseas. The Company has greatly benefited from this growth, and will continue to leverage its leadership position within this channel by introducing more and more innovative products that will translate into increased end-user demand. The Company's strong position as supplier-of-choice with the rental industry is evidenced by the increasing number of outlets served by its aerial work platform and material handler products -- reaching more than 2,300 rental outlets in the U.S. alone. The Company has also increased its aerial work platform product group's competitive standing worldwide compared to a year ago. Additionally, management expects the excavator product group to benefit domestically from the TEA-21 federal highway bill funding as well as expand its share of the international market.

The second trend relates to the competitive pricing environment within the rental channel. The Company's rental company customers are reporting that rental rates are beginning to stabilize or rise. This is a welcome development for the Company, as this pricing environment has likewise put considerable pressure on its profitability over the past few years. While management continues to see competitive pricing pressure in the marketplace, management believes a more stable pricing environment is now beginning to emerge. The Company is also having success in expanding its base beyond the major rental firms to a number of significant industrial and maintenance customers, such as well-known building supplies centers, as well as smaller independent rental customers.

The third trend is the seasonality of order patterns during the spring and summer months that correspond with the Company's third and fourth fiscal quarters. This seasonality, together with historically constrained capacity, is a factor that management has addressed by adjusting the Company's production plan in anticipation of the ramp-up in third and fourth quarter demand. The Company is now able to capture orders that it may have missed in prior years. Looking ahead with additional capacity at its new Shippensburg and Orrville plants, the Company will have greater flexibility to optimize its production plans to meet the acceleration of orders associated with the peak demand.

The Company's third-quarter results reflect the soundness of its growth strategy. Management expects to build on this momentum with broadly improved performance for the fourth fiscal quarter, translating into full-year earnings toward the upper end or in excess of the Company's previously announced $1.20 to $1.25 range.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Company manages exposure to these risks principally through its regular operating and financing activities.

While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. Total short-term and long-term debt outstanding at April 30, 2000 was $277.3 million, consisting of $272.1 million in variable rate borrowing and $5.2 million in fixed rate borrowing. At the current level of variable rate borrowing, a hypothetical 10 percent increase in interest rates would decrease pre-tax current year earnings by approximately $1.9 million on an annual basis. A hypothetical 10 percent change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt. The Company does not have a material exposure to financial risk from using derivative financial instruments to manage its foreign currency exposures. For additional information, reference is made to
Item 7 in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1999.

                     Independent Accountants' Review Report


The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. and subsidiaries as of April 30, 2000, and the related condensed consolidated statements of income for the three-month and nine-month periods ended April 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine-month periods ended April 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Baltimore, Maryland
May 16, 2000

PART II  OTHER INFORMATION

ITEMS 1-5

None/not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

         4.1 Rights Agreement, dated as of May 24, 2000, between JLG Industries, Inc. and American Stock Transfer and Trust Company, which appears as Exhibit 1 to the Company's Form 8-A12B (File No. 0-8454 - filed May 31, 2000), is hereby incorporated by reference

        10.1      JLG Industries, Inc. Executive Severance Plan

        10.2      JLG Industries, Inc. Supplemental Executive Retirement Plan

        15        Letter re: Unaudited Interim Financial Information

        27        Financial Data Schedule

        99        Cautionary Statements Pursuant to the Securities Litigation
                  Reform Act

(b) The company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended April 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who is also signing in his capacity as principal financial officer.

                                     JLG INDUSTRIES, INC.
                                     (Registrant)



                                     /s/ Charles H. Diller, Jr.
                                     ---------------------------------------
                                     Charles H. Diller, Jr.
                                     Executive Vice President and
                                     Chief Financial Officer