Form 10-K
period 2000-07-31
JLG INDUSTRIES INC
filed 2000-10-06
CIK 216275

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED JULY 31, 2000
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER: 0-8454
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

                         CAPITAL STOCK ($.20 PAR VALUE)
                                (TITLE OF CLASS)

                            NEW YORK STOCK EXCHANGE
                     (NAME OF EXCHANGE ON WHICH REGISTERED)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

At September 14, 2000, there were 43,663,058 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the Registrant at that date was $584,432,635.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                          PAGE
----                                                          ----
                              PART 1
1. BUSINESS.................................................    2
     Machinery Products.....................................    2
     Equipment Services.....................................    2
     Marketing and Distribution.............................    3
     Product Development....................................    3
     Competition............................................    4
     Material and Supply Arrangements.......................    4
     Product Liability......................................    4
     Employees..............................................    4
     Foreign Operations.....................................    4
     Executive Officers of the Registrant...................    5
2. PROPERTIES...............................................    5
3. LEGAL PROCEEDINGS........................................    5
4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......    5

                             PART II
5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
   SHAREHOLDER MATTERS......................................    6
6. SELECTED FINANCIAL DATA..................................    7
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS......................    8
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............   11
     Consolidated Balance Sheets............................   11
     Consolidated Statements of Income......................   12
     Consolidated Statements of Shareholders' Equity........   13
     Consolidated Statements of Cash Flows..................   14
     Notes to Consolidated Financial Statements.............   15
     Report of Ernst & Young LLP, Independent Auditors......   27
9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE......................   28

                             PART III
10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......   28
11. EXECUTIVE COMPENSATION..................................   28
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT..............................................   28
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........   28

                             PART IV
14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
    FORM 8-K................................................   29
     Financial Statement Schedule...........................   29
     Exhibits...............................................   29
SIGNATURES..................................................   31

                                     PART I

ITEM 1--BUSINESS

     JLG Industries, Inc. is the world's leading producer of mobile aerial work platforms and a leading manufacturer of variable-reach material handlers and telescopic hydraulic excavators which are marketed under the JLG and Gradall trademarks. Sales are made principally to rental companies and distributors that rent and sell the Company's products to a diverse customer base, which includes users in the industrial, commercial, institutional and construction markets. The Company has organized its business into two segments consisting of Machinery and Equipment Services.

MACHINERY PRODUCTS

     Aerial work platforms are designed to permit workers to position themselves, their tools and materials effectively and quickly in elevated work areas that otherwise might have to be reached by the erection of scaffolding, by the use of ladders, or through other devices. Aerial work platforms consist of boom, scissor and vertical mast lifts. These work platforms are mounted at the end of telescoping and/or articulating booms or on top of scissor-type or other vertical lifting mechanisms, which, in turn, are mounted on mobile chassis. The Company offers aerial work platforms powered by electric motors, gasoline, diesel, or propane engines. All of the Company's aerial work platforms are designed for stable operation in elevated positions.

     JLG boom lifts are especially useful for reaching over machinery and equipment that is mounted on floors and for reaching other elevated positions not effectively approached by other vertical lifting devices. The Company produces boom lift models of various sizes with platform heights of up to 150 feet. The boom may be rotated up to 360 degrees in either direction, raised or lowered from vertical to below horizontal, and extended while the work platform remains horizontal and stable. These machines can be maneuvered forward or backward and steered in any direction by the operator from the work platform, even while the boom is extended. Boom-type models have standard-sized work platforms, which vary in size up to 3 by 8 feet, and the rated lift capacities range from 500 to 1,000 pounds.

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

     Gradall excavators are distinguished from other types of excavators by their telescoping, rotating booms. The boom's arm-like motion increases the machine's versatility, maximizing the potential of the machine to use a wide variety of attachments. Excavators are typically used by contractors and government agencies for ditching, sloping, finish grading, general maintenance and infrastructure projects. Specialized excavator models are used in mining and railroad maintenance applications.

EQUIPMENT SERVICES

     The Company's Equipment Services operations focus on after-sales service and support activities, including replacement parts sales, equipment rentals, training, used equipment sales and used equipment reconditioning.

This business is a significant factor in overall customer satisfaction and a strong contributor to the equipment purchase decision.

     The Company distributes replacement parts to customers through a system of parts depots and supplier direct shipment programs. These parts depots provide the Company's customers with immediate access to all the parts required to support the Company's equipment. Sales of replacement parts have historically been less cyclical and typically generate higher margins than sales of new equipment. The Company has been expanding its reliance on e-commerce using Internet-based technology in an effort to develop ever-closer relationships with its customers. To further this end, the Company handles most of its warranty transactions and nearly half of its parts orders via the Internet.

     The Company's rental fleet is used to support customer demands for rent-to-purchase financing and long-term rental contracts. Equipment Services also re-markets customer trade-ins and repairs and rebuilds equipment. This operation has been certified as meeting ISO 9002 standards relating to customer service quality.

     The Company supports the sales, service, and rental programs of its customers with product advertising, co-operative promotional programs, major trade show participation, and training programs covering service, products and safety. The Company supplements domestic sales and service support to its international customers through its overseas facilities in Australia, Germany, Italy, Norway, Poland, South Africa, Spain, Sweden and the United Kingdom and joint ventures in Thailand and the Netherlands.

     To facilitate the sale of its products, the Company provides an array of financing and leasing services to its customers and end-users through its JLG Capital operation. These programs are diverse and provide customers with various financing options and are generally funded through third party financial institutions, with limited recourse to the Company. Financing has become an increasingly integral part of the Company's business.

MARKETING AND DISTRIBUTION

     The Company's products are marketed internationally through independent rental companies and a network of independent distributors who rent and sell the Company's products and provide service support as well as other sales and service branches or organizations in which the Company holds equity positions. North American customers are located in all fifty states in the U.S., as well as in Canada and Mexico. International customers are located in Europe, the Asia/Pacific region, Australia, Japan and South America. The Company has branches or owns controlling interests in sales and service operations in South Africa, Italy, Spain, Sweden, Norway, Poland, the United kingdom and Australia and is a party to joint venture arrangements which serve as a distributor in Thailand and as a rental operation in the Netherlands.

     For 2000, sales to one customer amounted to 19% of sales and sales to a different customer amounted to 13% of sales. Sales to another customer amounted to 13% of sales for 1998.

     Certain of the Company's operations have been certified as meeting ISO-9001 and 9002 standards. The Company believes that certification is valuable because a number of customers require certification as a condition to doing business.

PRODUCT DEVELOPMENT

     The Company invests significantly in product development and diversification, including improvement of existing products and modification of existing products for special applications. Product development expenditures totaled $15,751,000, $9,279,000 and $9,579,000 for the fiscal years 2000, 1999 and 1998, respectively. New and redesigned products introduced in the past two years accounted for approximately 35% of fiscal 2000 sales.

     The Company has various registered trademarks and patents relating to its products and business. While the Company considers them to be beneficial in the operation of its business, the Company is not dependent on any single patent or trademark or group of patents or trademarks.

COMPETITION

     The Company operates in the global construction and industrial equipment market. The Company's competitors range from some of the world's largest multi-national industrial equipment manufacturers to small single-product niche manufacturers. Within this global market segment, the Company faces competition principally from nine significant aerial work platform manufacturers and approximately 26 smaller manufacturers, 15 variable-reach material handler manufacturers and numerous other manufacturers of other products such as boom trucks, cherry pickers, mast climbers and various types of earth moving equipment that offer similar or overlapping functionality to the Company's products. The Company believes it is the world's leading manufacturer of boom lifts and scissor lifts and is one of the world's leading manufacturers of vertical mast lifts and variable-reach material handlers. The Company is currently a niche provider of excavators, but within the narrow category of highway-speed, wheeled, telescoping excavators, the Company believes that it is the world's leading supplier. The Company's Equipment Services operation principally competes with the above-mentioned manufacturers as well as certain of its customers particularly in the reconditioning and used equipment markets. Additionally, the Company faces competition for replacement parts from its suppliers and distributors who sell generic parts.

MATERIAL AND SUPPLY ARRANGEMENTS

     The Company obtains raw materials, principally steel; other component parts, most notably engines, drive motors, tires, bearings and hydraulics; and supplies from third parties. The Company also outsources certain assemblies and fabricated parts. The Company relies on preferred vendors as a sole source for "just-in-time" delivery of many raw materials and manufactured components. The Company believes these arrangements have resulted in reduced investment requirements, greater access to technology developments and lower per-unit costs. Because the Company maintains limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers may adversely affect the Company's ability to satisfy its customers on a timely basis and thereby affect the Company's financial performance.

PRODUCT LIABILITY

     Because the Company's products are used to elevate and move personnel and materials above the ground, use of the Company's products involves exposure to personal injury, as well as property damage, particularly if operated improperly or without proper maintenance. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Reserves are based on actual incidents and do not necessarily directly relate to sales activity. Based upon the Company's best estimate of anticipated losses, product liability costs approximated 0.6%, 0.8% and 1.0% of net sales, for the years ended July 31, 2000, 1999 and 1998, respectively.

     For additional information relative to product liability insurance coverage and cost, see the note entitled Commitments and Contingencies of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

EMPLOYEES

     The Company had 3,770 and 3,960 persons employed as of July 31, 2000 and 1999, respectively. The Company believes its employee relations are good. Approximately 12% of the Company's employees are represented by a union under a contract which expires April 20, 2003.

FOREIGN OPERATIONS

     The Company manufactures its products in the U.S. for sale throughout the world. Sales to customers outside the U.S. were 24%, 27% and 32% of total net sales for fiscal years 2000, 1999 and 1998, respectively. Sales to European customers were 17%, 19% and 18% of total net sales for fiscal years 2000, 1999 and 1998, respectively. The decreases in the percentage from 1999 to 2000 were due principally to the weighting resulting from the Gradall acquisition.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                           POSITIONS WITH THE COMPANY AND BUSINESS
                                              EXPERIENCE DURING PAST FIVE YEARS
NAME                      AGE                     (DATE OF INITIAL ELECTION)
----                      ---    ------------------------------------------------------------
L. David Black            63     Chairman of the Board (2000); prior to 2000, President and
                                 Chief Executive Officer; prior to 1999, Chairman of the
                                 Board President and Chief Executive Officer.
William M. Lasky          53     President and Chief Executive Officer (2000); prior to 2000,
                                 President and Chief Operating Officer; prior to 1999,
                                 President, Dana Corporation, Worldwide Filtration Products
                                 Group; prior to 1997, President, Dana Corporation, North
                                 America Filtration Group.
Rao G. Bollimpalli        62     Senior Vice President -- Engineering (1990).
Peter L. Bonafede, Jr.    50     Senior Vice President -- Manufacturing (1999); prior to
                                 1999, President, Global Chemical Technologies; prior to
                                 1998, Vice President and General Manager, Ingersoll-Rand
                                 Company, Blaw-Knox Division; prior to 1997, Plant Manager,
                                 Federal-Mogul Corporation.
Charles H. Diller, Jr.    55     Executive Vice President (2000); prior to 2000, Executive
                                 Vice President and Chief Financial Officer.
Craig E. Paylor           44     Senior Vice President-Sales and Market Development (1999);
                                 prior to 1999, Vice President Sales and Marketing.
Barry L. Phillips         59     President and Chief Executive Officer, Gradall Industries,
                                 Inc. (1995).
James H. Woodward, Jr.    47     Senior Vice President and Chief Financial Officer (2000);
                                 prior to 2000, Vice President, Director E-Business, Dana
                                 Corporation; prior to 2000, Vice President and Corporate
                                 Controller, Dana Corporation; prior to 1997, Vice President and Controller, Dana Corporation, North American Operations.

     All executive officers listed above are elected to hold office for one year or until their successors are elected and qualified, and have been employed in the capacities noted for more than five years, except as indicated. No family relationship exists among the above-named executive officers.

ITEM 2--PROPERTIES

     The Company owns and operates six facilities in Pennsylvania and Ohio containing manufacturing and office space, totaling 1.8 million square feet and situated on 285 acres of land. The Company's properties are considered to be in good operating condition, well-maintained and suitable for their present purposes. The Company's McConnellsburg and Bedford, Pennsylvania facilities are encumbered as security for long-term borrowings. The Company also leases seventeen small distribution, administration or service facilities throughout the world.

ITEM 3--LEGAL PROCEEDINGS

     The Company makes provisions relating to probable product liability claims. For information relative to product liability claims, see the note entitled Commitments and Contingencies of the Notes to Consolidated Financial Statements,
Item 8 of Part II of this report.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5-- MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS

     The Company's capital stock is traded on the New York Stock Exchange under the symbol JLG. The table below sets forth the high and low closing prices and average shares traded daily for the past two fiscal years.

                                                                 AVERAGE SHARES
                                 PRICE PER SHARE                  TRADED DAILY
                       ------------------------------------    ------------------
    QUARTER ENDED            2000                1999           2000       1999
    -------------      ----------------    ----------------    -------    -------
                        HIGH      LOW       HIGH      LOW
October 31...........  $19.13    $12.63    $17.25    $13.88    101,175    137,119
January 31...........  $17.00    $ 8.44    $18.50    $14.13    287,977    107,991
April 30.............  $10.56    $ 6.75    $16.06    $11.50    228,787    127,766
July 31..............  $12.88    $ 8.94    $21.94    $16.06    141,606    143,008

     The Company's quarterly cash dividend rate is currently $.01 per share, or $.04 on an annual basis.

ITEM 6--SELECTED FINANCIAL DATA

                         ELEVEN-YEAR FINANCIAL SUMMARY

                                                   YEARS ENDED JULY 31
                       ----------------------------------------------------------------------------
                          2000        1999       1998       1997       1996       1995       1994
                       ----------   --------   --------   --------   --------   --------   --------
                         (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA AND NUMBER OF EMPLOYEES)
RESULTS OF OPERATIONS
Net sales............  $1,056,168   $720,224   $530,859   $526,266   $413,407   $269,211   $176,443
Gross profit.........     231,086    166,953    128,157    130,005    108,716     65,953     42,154
Selling,
  administrative and
  product development
  expenses...........    (109,434)   (75,431)   (55,388)   (56,220)   (44,038)   (33,254)   (27,147)
Goodwill
  amortization.......      (6,166)      (750)
Restructuring
  charge.............                            (1,689)    (1,897)
Income (loss) from
  operations.........     115,486     90,772     71,080     71,888     64,678     32,699     15,007
Interest expense.....     (20,589)    (1,772)      (254)      (362)      (293)      (376)      (380)
Other income
  (expense), net.....       1,146      2,016       (356)      (288)     1,281        376        (24)
Income (loss) before
  taxes..............      96,043     91,016     70,470     71,238     65,666     32,699     14,603
Income tax
  (provision)
  benefit............     (35,536)   (29,745)   (23,960)   (25,090)   (23,558)   (11,941)    (5,067)
Net income (loss)....      60,507     61,271     46,510     46,148     42,108     20,758      9,536
PER SHARE DATA
Earnings per common
  share..............  $     1.39   $   1.40   $   1.07   $   1.06   $    .98   $    .49   $    .23
Earnings per common
  share - assuming
  dilution...........        1.37       1.36       1.05       1.04        .96        .48        .23
Cash dividends.......        .035        .02        .02        .02       .015      .0092      .0083
PERFORMANCE MEASURES
Return on sales......         5.7%       8.5%       8.8%       8.8%      10.2%       7.7%       5.4%
Return on average
  assets.............         8.5%      17.3%      17.9%      21.7%      28.5%      20.2%      12.1%
Return on average
  shareholders'
  equity.............        20.8%      28.1%      26.2%      33.6%      47.9%      37.1%      23.8%
FINANCIAL POSITION
Working capital......  $  165,923   $176,315   $122,672   $ 84,129   $ 71,807   $ 45,404   $ 32,380
Current assets as a
  percent of current
  liabilities........         187%       226%       248%       218%       226%       216%       208%
Property, plant and
  equipment, net.....     105,879    100,534     57,652     56,064     34,094     24,785     19,344
Total assets.........     653,587    625,817    307,339    248,374    182,628    119,708     91,634
Total debt...........      98,302    175,793      3,708      3,952      2,194      2,503      7,578
Shareholders'
  equity.............     324,051    271,283    207,768    160,927    113,208     68,430     45,706
Total debt as a
  percent of total
  capitalization,
  including
  securitization.....          23%        39%         2%         2%         2%         4%        14%
Book value per
  share..............        7.42       6.13       4.71       3.68       2.61       1.60       1.09
OTHER DATA
Product development
  expenditures.......  $   15,751   $  9,279   $  9,579   $  7,280   $  6,925   $  5,542   $  4,373
Capital expenditures,
  net of
  retirements........      22,251     24,838     13,577     29,757     16,668      8,618      7,762
Net (retirements)
  additions to rental
  fleet..............      (8,016)     4,645      5,377      4,199      9,873      1,548      1,455
Depreciation and
  amortization.......      25,970     19,530     15,750     10,389      6,505      3,875      2,801
Employees............       3,770      3,960      2,664      2,686      2,705      2,222      1,620

                                  YEARS ENDED JULY 31
                       -----------------------------------------
                         1993       1992       1991       1990
                       --------   --------   --------   --------
                       (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA AND NUMBER OF EMPLOYEES)
RESULTS OF OPERATIONS
Net sales............  $123,034   $110,479   $ 94,439   $149,281
Gross profit.........    28,240     22,542     20,113     37,767
Selling,
  administrative and
  product development
  expenses...........   (23,323)   (22,024)   (21,520)   (21,834)
Goodwill
  amortization.......
Restructuring
  charge.............               (4,922)    (2,781)    (1,015)
Income (loss) from
  operations.........     4,917     (4,404)    (4,188)    14,918
Interest expense.....      (458)    (1,218)    (1,467)    (2,344)
Other income
  (expense), net.....       180       (149)      (707)       858
Income (loss) before
  taxes..............     4,639     (5,771)    (6,362)    13,432
Income tax
  (provision)
  benefit............    (1,410)     2,733      3,122     (4,950)
Net income (loss)....     3,229     (3,038)    (3,240)     8,482
PER SHARE DATA
Earnings per common
  share..............  $    .08   $   (.07)  $   (.08)  $    .20
Earnings per common
  share - assuming
  dilution...........       .08       (.07)      (.08)       .20
Cash dividends.......                 .005      .0208      .0167
PERFORMANCE MEASURES
Return on sales......       2.6%      (2.8%)     (3.4%)      5.7%
Return on average
  assets.............       4.6%      (4.0%)     (4.2%)     10.4%
Return on average
  shareholders'
  equity.............       8.5%      (7.9%)     (7.7%)     21.8%
FINANCIAL POSITION
Working capital......  $ 26,689   $ 33,304   $ 36,468   $ 47,289
Current assets as a
  percent of current
  liabilities........       217%       268%       266%       304%
Property, plant and
  equipment, net.....    13,877     13,511     13,726     14,402
Total assets.........    72,518     73,785     74,861     86,741
Total debt...........     4,471     12,553     14,175     18,404
Shareholders'
  equity.............    38,939     37,186     38,596     44,109
Total debt as a
  percent of total
  capitalization,
  including
  securitization.....        10%        25%        27%        29%
Book value per
  share..............       .89        .86        .90       1.05
OTHER DATA
Product development
  expenditures.......  $  3,385   $  3,628   $  3,430   $  3,520
Capital expenditures,
  net of
  retirements........     3,570      1,364      1,637      4,615
Net (retirements)
  additions to rental
  fleet..............       273      3,470        534
Depreciation and
  amortization.......     2,500      2,569      1,953      1,771
Employees............     1,324      1,014      1,182      1,565

    This summary should be read in conjunction with Management's Discussion and Analysis. All share and per share data have been adjusted for the two-for-one stock splits distributed in April and October 1995 and the three-for-one stock split distributed in July 1996. Amounts subsequent to 1998 reflect the acquisition of Gradall Industries, Inc. in June 1999.

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the year ended July 31, 2000, sales were a record $1.056 billion, up 47% from the $720 million reported for 1999. The acquisition of Gradall in June 1999 represented $177 million or 53% of the increase. Machinery sales were $931 million for 2000, an increase of $286 million, or 44%, from the $645 million for 1999. The increase included $158 million resulting from the acquisition of Gradall and gains across substantially all product classes and markets. Equipment Services sales for 2000 were $125 million, up $50 million or 67% compared to prior year. The increase in Equipment Services sales was attributable to sales of used equipment obtained primarily from trade-ins and sales resulting from a reduction in the Company's rental fleet as customers exercised purchase options converting rentals to sales.

     For the year ended July 31, 1999, sales were $720 million, an increase of 36% from $531 million for 1998. The acquisition of Gradall contributed $28 million to 1999 sales. Machinery sales were $645 million compared to $464 million for the prior year. Equipment Service sales were $75 million and $67 million for 1999 and 1998, respectively. The 36% top line growth for 1999 is principally attributable to steps the Company took to substantially expand its customer base, a continuing strong market for its products, the strong customer acceptance of new products and the contribution of Gradall.

     The Company's sales by product (in thousands) consisted of the following for the years ended July 31:

                                                 2000        1999       1998
                                              ----------   --------   --------
Aerial work platforms.......................  $  790,352   $642,151   $485,171
Material handlers...........................     125,749      7,295         --
Excavators..................................      60,144     18,367         --
Service parts, rentals, rebuilds and sales
  of rental fleet and used equipment........      79,923     52,411     45,688
                                              ----------   --------   --------
                                              $1,056,168   $720,224   $530,859
                                              ----------   --------   --------

     International sales for 2000 were $250 million, up 29% from 1999. As a percentage of sales, international sales were 24%, 27% and 32% of total net sales for 2000, 1999 and 1998, respectively. The decrease in the percentage from 1999 to 2000 was due principally to the weighting resulting from the Gradall acquisition. Sales from new and redesigned products, defined as those introduced over a two-year period, represented 35%, 30% and 32% of sales in 2000, 1999 and 1998, respectively.

     Gross profit, as a percent of sales, decreased to 22% in 2000 from 23% in 1999. Gross profit was adversely affected by continuing pricing pressure, including the significant rise in the value of the U.S. dollar against foreign currencies, particularly the Euro, and the impact of additional price discounts associated with the acceptance of trade-ins to displace competitor products during the year. The gross profit margin was favorably affected by the success of the Company's aggressive cost reduction programs. Gross profit, as a percent of sales, decreased to 23% in 1999 from 24% in 1998. This reduction was affected by competitive and program-related pricing, costs of meeting higher production demand and start-up costs related to new product introductions. These higher costs were partially offset by ongoing cost reduction efforts.

     Selling, administrative and product development expenses as a percentage of sales were 10% for fiscal 2000 compared to 11% for 1999 and 10% for 1998. The $34 million increase in selling, administrative and product development costs compared to 1999 was principally a result of the acquisition of Gradall in June 1999 which totaled $17 million, increased sales and service activities, higher employee retirement expenses and increased bad debt provisions. For 1999, the increase in dollars is primarily the result of higher personnel and related costs associated with the Company's expanding customer base and the impact of the Gradall acquisition.

     For 2000, goodwill amortization was $6 million, primarily due to the Gradall acquisition. The increase in interest expense for 2000 was due to an increase in average borrowings to fund the Gradall acquisition and seasonal working capital investments. In 1999, miscellaneous income included higher investment income earned on cash balances and lower currency conversion losses. For 1998, miscellaneous expense was primarily comprised of currency conversion losses of $2 million, partially offset by investment income.

     The effective income tax rates were 37%, 33% and 34% for 2000, 1999 and 1998, respectively. The increase in the 2000 effective tax rate was principally due to goodwill charges not being tax deductible. The rate for 1999 included an $1 million benefit to net income resulting from a change in accounting estimate, primarily attributable to additional tax incentives related to export sales for the 1998 year.

FINANCIAL CONDITION

     Operating activities generated cash of $106 million 2000 compared to $35 million of cash generated 1999. The increase in cash flow from operations for 2000 was primarily due to proceeds received from the sale of a portion of the Company's accounts receivable and an increase in the days purchases outstanding. Partially offsetting these benefits was an increase in inventory due to higher sales activity, an increase in stocking locations in Europe and the Company's decision to maintain sufficient inventory to match its customers' seasonal demand. Working capital increased in 1999 primarily due to increased receivable and inventory levels as well as the effects of the Gradall acquisition.

     Investing activities used cash of $14 million in 2000 compared to cash used of $233 million in 1999. During 2000, the Company made a strategic decision to downsize its rental fleet resulting in a net reduction of $8 million compared to a $5 million increase in 1999. The cash usage in 1999 was principally due to the expenditure to acquire Gradall.

     Financing activities used cash of $84 million in fiscal 2000 compared to cash provided of $160 million in 1999. The cash usage in 2000 was primarily the result of debt reduction and a Company share repurchase. At July 31, 2000, the Company had remaining authorization to repurchase an additional 4.2 million shares of its capital stock. The cash provided in 1999 resulted principally from debt used to acquire Gradall.

     The Company will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest and to repay debt. At July 31, 2000, the Company had unused credit lines totaling $277 million. In order to meet its future cash requirements, the Company intends to use internally generated funds and to borrow under its credit facilities. The Company believes that these resources will be sufficient to meet its cash requirements over the next 12 months.

     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statements of Cash Flows, the Company also measures its free cash flow. Free cash flow, a measure commonly employed by the financial community, is defined by the Company as cash flow from operating activities less capital expenditures including equipment held for rental, plus proceeds from the disposal of assets and unrealized currency gains or losses. During 2000, the Company had free cash flow of $92 million compared to negative free cash flow of $198 million for the corresponding period in 1999. The 1999 use of cash was primarily due to the acquisition of Gradall.

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

     As an industry leader, the Company is positioned to capitalize on the challenging -- but opportunity-rich -- marketplace in fiscal 2001. The global equipment rental business is expected to continue its robust growth, leading to additional economies of scale and broadened end-user awareness that should further expand the demand for the Company's products. Management expects to grow sales not only through market share gains, but also through pull-through marketing initiatives designed to increase demand for the Company's products. Demand for the Company's equipment is anticipated to remain strong in fiscal 2001. Domestic demand for excavators should benefit from anticipated increases in Federal highway spending. Similarly, management expects sales of material handlers to grow through greater penetration at the major rental companies, new product introductions and increased demand from end-users for the Company's brand. Additionally, the rapid growth of AWP usage in Europe is anticipated to continue into fiscal 2001, leading to continuing growth in the Company's overseas markets. The Company also expects to introduce a substantial number of new products in fiscal 2001. The Company also expects to continue to reduce costs and to increase cash flow as management continues to enhance Gradall's operations and improve its capacity utilization and manufacturing processes.

MARKET RISK

     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks principally through its regular operating and financing activities.

     While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. Total short-term and long-term debt outstanding at July 31, 2000 was $98 million, consisting of $93 million in variable-rate borrowing and $5 million in fixed-rate borrowing. At this level of variable-rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $700,000 at July 31, 2000. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed-rate debt.

     The Company manufactures its products in the United States and sells these products in that market as well as international markets, principally Europe and Australia. As a result of the sales of its products in foreign markets, the Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies resulting from transactions in foreign markets. At July 31, 2000, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would have the result of reducing gross profits for the year ended July 31, 2000 by approximately $18 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

     In addition to the direct effects of changes in exchange rates, such changes also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              JLG INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    JULY 31
                                                              -------------------
                                                                2000       1999
                                                                ----       ----
ASSETS
CURRENT ASSETS
  Cash......................................................  $ 25,456   $ 19,033
  Accounts receivable, less allowance for doubtful accounts
     of $5,203 in 2000 and $2,985 in 1999...................   172,511    162,820
  Inventories...............................................   147,991    125,571
  Other current assets......................................    10,594      8,563
                                                              --------   --------
       Total Current Assets.................................   356,552    315,987
PROPERTY, PLANT AND EQUIPMENT
  Land and improvements.....................................     8,787      7,417
  Buildings and improvements................................    53,420     40,152
  Machinery and equipment...................................   108,073    102,185
                                                              --------   --------
                                                               170,280    149,754
  Less allowance for depreciation...........................    64,401     49,220
                                                              --------   --------
                                                               105,879    100,534
EQUIPMENT HELD FOR RENTAL, net of accumulated depreciation
  of $3,608 in 2000 and $7,692 in 1999......................    12,153     23,068
GOODWILL, net of accumulated amortization of $6,916 in 2000
  and $750 in 1999..........................................   145,867    155,655
OTHER ASSETS................................................    33,136     30,573
                                                              --------   --------
                                                              $653,587   $625,817
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES
  Short-term debt...........................................  $  9,184   $  3,281
  Accounts payable..........................................   116,616     78,793
  Accrued payroll and related taxes.........................    16,633     18,255
  Income taxes..............................................     6,873      8,097
  Other current liabilities.................................    41,323     31,246
                                                              --------   --------
       Total Current Liabilities............................   190,629    139,672
LONG-TERM DEBT..............................................    89,118    172,512
ACCRUED POSTRETIREMENT BENEFITS.............................    22,943     21,471
OTHER LONG-TERM LIABILITIES.................................    12,623      9,463
PROVISIONS FOR CONTINGENCIES................................    14,223     11,416
SHAREHOLDERS' EQUITY
Capital stock:
  Authorized shares: 100,000 at $.20 par value
  Issued and outstanding shares: 2000 -- 43,648 shares;
     1999 -- 44,250 shares..................................     8,729      8,850
  Additional paid-in capital................................    12,514     17,246
  Retained earnings.........................................   308,966    250,006
  Unearned compensation.....................................    (1,474)    (1,324)
  Accumulated other comprehensive income....................    (4,684)    (3,495)
                                                              --------   --------
       Total Shareholders' Equity...........................   324,051    271,283
                                                              --------   --------
                                                              $653,587   $625,817
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                              JLG INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEARS ENDED JULY 31
                                                              --------------------------------
                                                                 2000        1999       1998
                                                                 ----        ----       ----
NET SALES...................................................  $1,056,168   $720,224   $530,859
  Cost of sales.............................................     825,082    553,271    402,702
                                                              ----------   --------   --------
GROSS PROFIT................................................     231,086    166,953    128,157
  Selling, administrative and product development
     expenses...............................................     109,434     75,431     55,388
  Goodwill amortization.....................................       6,166        750         --
  Restructuring charges.....................................          --         --      1,689
                                                              ----------   --------   --------
INCOME FROM OPERATIONS......................................     115,486     90,772     71,080
  Other income (deductions):
     Interest expense.......................................     (20,589)    (1,772)      (254)
     Miscellaneous, net.....................................       1,146      2,016       (356)
                                                              ----------   --------   --------
INCOME BEFORE TAXES.........................................      96,043     91,016     70,470
  Income tax provision......................................      35,536     29,745     23,960
                                                              ----------   --------   --------
NET INCOME..................................................  $   60,507   $ 61,271   $ 46,510
                                                              ==========   ========   ========
EARNINGS PER COMMON SHARE...................................  $     1.39   $   1.40   $   1.07
                                                              ==========   ========   ========
EARNINGS PER COMMON SHARE -- ASSUMING DILUTION..............  $     1.37   $   1.36   $   1.05
                                                              ==========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                              JLG INDUSTRIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                          ACCUMULATED
                               CAPITAL STOCK      ADDITIONAL                                 OTHER           TOTAL
                             ------------------    PAID-IN     RETAINED     UNEARNED     COMPREHENSIVE   SHAREHOLDERS'
                             SHARES   PAR VALUE    CAPITAL     EARNINGS   COMPENSATION      INCOME          EQUITY
                             ------   ---------   ----------   --------   ------------   -------------   -------------
Balances at July 31,
  1997.....................  43,726    $8,745      $11,391     $143,989     ($1,018)        ($2,180)       $160,927
                             ------    ------      -------     --------     -------         -------        --------
Comprehensive income:
  Net income for the
    year...................                                      46,510
    Aggregate translation
      adjustment, net of
      deferred tax benefit
      of $200..............                                                                  (1,482)
Total comprehensive
  income...................                                                                                  45,028
Dividends paid: $.02 per
  share....................                                        (881)                                       (881)
Shares issued under
  employee and director
  stock plans..............     370        74        4,235                   (3,219)                          1,090
Amortization of unearned
  compensation.............                                                   1,604                           1,604
                             ------    ------      -------     --------     -------         -------        --------
Balances at July 31,
  1998.....................  44,096     8,819       15,626      189,618      (2,633)         (3,662)        207,768
                             ------    ------      -------     --------     -------         -------        --------
Comprehensive income:
  Net income for the
    year...................                                      61,271
    Aggregate translation
      adjustment, net of
      deferred tax benefit
      of $334..............                                                                     167
Total comprehensive
  income...................                                                                                  61,438
Dividends paid: $.02 per
  share....................                                        (883)                                       (883)
Shares issued under
  employee and director
  stock plans..............     154        31        1,620                     (259)                          1,392
Amortization of unearned
  compensation.............                                                   1,568                           1,568
                             ------    ------      -------     --------     -------         -------        --------
Balances at July 31,
  1999.....................  44,250     8,850       17,246      250,006      (1,324)         (3,495)        271,283
                             ------    ------      -------     --------     -------         -------        --------
Comprehensive income:
  Net income for the
    year...................                                      60,507
    Aggregate translation
      adjustment, net of
      deferred tax benefit
      of $334..............                                                                    (808)
    Minimum pension
      liability, net of
      deferred tax benefit
      of $262..............                                                                    (381)
Total comprehensive
  income...................                                                                                  59,318
Dividends paid: $.035 per
  share....................                                      (1,547)                                     (1,547)
Purchase and retirement of
  common stock.............    (795)     (159)      (6,630)                                                  (6,789)
Shares issued under
  employee stock plans.....     193        38        1,898                   (1,616)                            320
Amortization of unearned
  compensation.............                                                   1,466                           1,466
                             ------    ------      -------     --------     -------         -------        --------
Balances at July 31,
  2000.....................  43,648    $8,729      $12,514     $308,966     ($1,474)        ($4,684)       $324,051
                             ======    ======      =======     ========     =======         =======        ========

        The accompanying notes are an integral part of these statements.

                              JLG INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    YEARS ENDED JULY 31
                                                              --------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   --------
OPERATIONS
  Net income................................................  $  60,507   $  61,271   $ 46,510
  Adjustments to reconcile net income to cash flow from
     operating activities:
       Non-cash charges and credits:
          Depreciation and amortization.....................     25,970      19,530     15,750
          Provision for self-insured losses.................      5,669       5,100      4,844
          Deferred income taxes.............................     (5,414)     (2,880)     1,924
          Other.............................................      2,337         540        228
       Changes in selected working capital items:
          Accounts receivable...............................    (11,954)    (42,974)   (24,674)
          Inventories.......................................    (22,447)    (25,284)     6,159
          Other current assets..............................      4,455      (1,158)      (672)
          Accounts payable..................................     37,825      17,521         92
          Accrued expenses and other current liabilities....      7,264       4,946      9,148
       Changes in other assets and liabilities..............      1,471      (1,862)    (8,564)
                                                              ---------   ---------   --------
  Cash flow from operating activities.......................    105,683      34,750     50,745
INVESTMENTS
  Net purchases of property, plant and equipment............    (22,251)    (24,838)   (13,577)
  Net retirements (additions) to equipment held for
     rental.................................................      8,016      (4,645)    (5,377)
  Purchase of Gradall Industries, Inc. net of cash received
     of $5,065..............................................         --    (203,192)        --
                                                              ---------   ---------   --------
  Cash flow from investing activities.......................    (14,235)   (232,675)   (18,954)
FINANCING
  Net increase in short-term borrowings.....................      5,865       2,656         --
  Issuance of long-term debt................................    355,087     206,500         --
  Repayment of long-term debt...............................   (438,443)    (50,378)      (244)
  Payment of dividends......................................     (1,547)       (883)      (881)
  Purchase of common stock..................................     (6,789)
  Exercise of stock options and issuance of restricted
     awards.................................................      1,544       2,164      2,173
                                                              ---------   ---------   --------
  Cash flow from financing activities.......................    (84,283)    160,059      1,048
CURRENCY ADJUSTMENTS
  Effect of exchange rate changes on cash...................       (742)        106     (1,482)
CASH
  Net change in cash and cash equivalents...................      6,423     (37,760)    31,357
  Beginning balance.........................................     19,033      56,793     25,436
                                                              ---------   ---------   --------
  Ending balance............................................  $  25,456   $  19,033   $ 56,793
                                                              =========   =========   ========

        The accompanying notes are an integral part of these statements.

                              JLG INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (IN THOUSANDS EXCEPT PER SHARE DATA AND UNLESS OTHERWISE INDICATED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND STATEMENT PRESENTATION:

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS:

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for 2000.

USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results may differ from those estimates.

REVENUE RECOGNITION:

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

CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents and classifies such amounts as cash.

INVENTORIES:

     Inventories are stated at the lower of cost or market. Cost is determined using the LIFO (last-in, first-out) method.

     Inventories consist of the following at July 31:

                                                            2000       1999
                                                          --------   --------
Finished goods..........................................  $ 97,858   $ 68,994
Raw materials and work in process.......................    52,775     61,105
                                                          --------   --------
                                                           150,633    130,099
Less LIFO provision.....................................     2,642      4,528
                                                          --------   --------
                                                          $147,991   $125,571
                                                          ========   ========

PROPERTY, PLANT AND EQUIPMENT AND EQUIPMENT HELD FOR RENTAL:

     Property, plant and equipment and equipment held for rental are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, based on useful lives of 15 years for land improvements, 10 to 20 years for buildings and improvements, three to 10 years for machinery and equipment, and three to seven years for equipment held for rental. Depreciation expense was $19,804, $18,780 and $15,750 for the fiscal years 2000, 1999 and 1998, respectively.

GOODWILL:

     Goodwill represents the difference between the total purchase price and the fair value of identifiable assets and liabilities acquired in business acquisitions. Goodwill is amortized on a straight-line basis over periods ranging from 10 to 25 years.

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

INCOME TAXES:

     Deferred income tax assets and liabilities arise from differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. Deferred tax balances are determined by using the tax rate expected to be in effect when the taxes are paid or refunds received.

PRODUCT DEVELOPMENT:

     The Company incurred product development and other engineering expenses of $15,751, $9,279 and $9,579 in 2000, 1999 and 1998, respectively, which were charged to expense as incurred.

CONCENTRATIONS OF CREDIT RISK:

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade receivables. The Company had 14% of accounts receivable, including securitization, due from one customer at July 31, 2000. This concentration of credit risk is mitigated by a geographically diverse customer base and the Company's credit and collection process. The Company performs credit evaluations for all customers and secures transactions with letters of credit where it believes the risk warrants it. Write-offs for uncollected trade receivables have not been significant.

ADVERTISING AND PROMOTION:

     All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was $7,064, $5,742 and $2,928 in 2000, 1999, and 1998, respectively.

FOREIGN CURRENCY TRANSLATION:

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

     The aggregate of foreign currency transaction losses included in the results of operations were $1,879, $398 and $1,611 in 2000, 1999 and 1998, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS:

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company does not believe that its revenue recognition policy will be significantly affected by the adoption of SAB 101; however, additional implementation guidance is to be issued by the Securities and Exchange Commission. The Company will complete its evaluation of the adoption of SAB 101 once this information is released. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

BANK CREDIT LINES AND LONG-TERM DEBT

     The Company has a $20 million unsecured bank revolving line of credit with a term of one year, renewable annually, and at an interest rate of prime or a spread over LIBOR. The Company also has $2.5 million in loan facilities with a term of one year, renewable annually, and at a fixed weighted average interest rate of 5.7%. Outstanding amounts under these lines of credit were $8.5 million and $2.7 million at July 31, 2000 and 1999, respectively.

     The Company has two separate credit agreements with a group of financial institutions that provide for a unsecured revolving credit facility with an aggregate commitment of $350 million and with a remaining term of four years. Borrowings under the agreements bear interest equal to either LIBOR plus a margin ranging from 0.55% to 1.125%, depending on the Company's ratio of funded debt to EBITDA; or the greater of prime or federal funds rate plus 0.50%. The Company is required to pay an annual administrative fee of $35 and a facility fee ranging from 0.20% to 0.275%, depending on the Company's ratio of funded debt to EBITDA. The credit agreements contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth.

     Long-term debt was as follows at July 31:

                                                            2000       1999
                                                           -------   --------
Revolving credit facilities due 2004 with an average
  interest rate of 7.6% at July 31, 2000.................  $87,000   $169,912
Other....................................................    2,781      3,225
                                                           -------   --------
                                                            89,781    173,137
Less current portion.....................................      663        625
                                                           -------   --------
                                                           $89,118   $172,512
                                                           =======   ========

     Interest paid on all borrowings was $20,015, $811 and $251 in 2000, 1999 and 1998, respectively. The aggregate amounts of long-term debt outstanding at July 31, 2000 which will become due in 2001 through 2005 are: $663, $378, $324, $87,262 and $133, respectively.

     The fair value of the Company's long-term debt is estimated to approximate the carrying amount reported in the consolidated balance sheet based on current interest rates for similar types of borrowings.

ACCOUNTS RECEIVABLE SECURITIZATION

     In July 2000, the Company entered into a three-year receivables purchase agreement with an independent issuer of receivables-backed commercial paper. Under the terms of the agreement, the Company agreed to sell to a special purpose, wholly-owned subsidiary of the Company, on an ongoing basis and without recourse, a designated pool of accounts receivable. This entity sells an undivided percentage ownership interest in all the receivables to a third-party. To maintain the balance in the pool of accounts receivable sold, the Company is obligated to sell new receivables as existing receivables are collected. The agreement permits the sale of the undivided interest in accounts receivable through July 2003 of up to $65 million.

     At July 31, 2000, the undivided interest in the Company's pool of accounts receivable that had been sold to the purchasers aggregated $57 million, which was used to retire debt outstanding under the Company's revolving credit facilities. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. The ongoing costs of this program were charged to interest expense in the consolidated statements of income. The Company continues to service the receivables.

EMPLOYEE RETIREMENT PLANS

     Substantially all employees of the Company participate in defined contribution or non-contributory defined benefit plans. Approximately 12% of the Company's employees are covered by union-sponsored, collectively bargained multi-employer pension plans and an union employment contract which expires April 2003. The expense related to funding the multi-employer plan was $475 and $48 in 2000 and 1999, respectively.

     The Company has discretionary, defined contribution retirement plans covering its eligible U.S. employees. The Company's policy is to fund the cost as accrued. Plan assets are invested in mutual funds and the Company's capital stock. The aggregate expense relating to these plans was $7,187, $6,565 and $5,332 in 2000, 1999 and 1998, respectively. The Company also has non-qualified defined benefit plans that provide senior management with supplemental retirement, medical, disability and death benefits.

     The following table sets forth the defined benefit pension and postretirement plans' funded status and amounts recognized in the Company's consolidated financial statements:

                                  PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                --------------------    ------------------------
                                  2000        1999         2000          1999
                                ---------    -------    ----------    ----------
Change in benefit obligation:
Benefit obligation at
  beginning of year...........  $  18,474    $ 3,217    $  21,471     $     412
Acquisition...................         --     13,806           --        20,798
Service cost..................      1,773        300          750           113
Interest cost.................      1,504        348        1,542           227
Change in assumptions.........         --        867       (3,065)           --
Change in participation.......      3,829         --          (59)           60
Actuarial (gain)/loss.........       (728)        --        3,915            --
Benefits paid.................     (2,322)       (64)      (1,098)         (139)
                                ---------    -------    ---------     ---------
Benefit obligation at end of
  year........................  $  22,530    $18,474    $  23,456     $  21,471
                                ---------    -------    ---------     ---------
Change in plan assets:
Fair value of plan assets at
  beginning of year...........  $  11,737         --           --            --
Acquisition...................         --     12,477           --            --
Actual return on plan
  assets......................        176        (12)          --            --
Contributions.................      1,553         64        1,098           139
Benefits paid.................     (2,322)      (792)      (1,098)         (139)
                                ---------    -------    ---------     ---------
Fair value of plan assets at
  end of year.................  $  11,144    $11,737           --            --
                                ---------    -------    ---------     ---------
Funded status.................  $ (11,386)   $(5,964)   $ (23,456)    $ (21,471)
Unrecognized net actuarial
  (gain)/loss.................      1,062     (2,014)       3,924            --
Unrecognized transition
  obligation..................        123        155          176            --
Unrecognized prior service
  cost........................      1,536      1,791       (3,030)           --
                                ---------    -------    ---------     ---------
Accrued benefit cost..........  $  (8,665)   $(6,032)   $ (22,386)    $ (21,471)
                                ---------    -------    ---------     ---------
Amounts recognized in the
  consolidated balance sheet:
Accrued benefit cost..........  $ (10,575)   $(6,032)   $ (22,571)    $ (21,471)
Intangible asset..............      1,266         --          176            --
Accumulated other
  comprehensive income........        644         --            9            --
                                ---------    -------    ---------     ---------
Net amount recognized.........  $  (8,665)   $(6,032)   $ (22,386)    $ (21,471)
                                ---------    -------    ---------     ---------

     Components of pension and postretirement expense were as follows for the years ended July 31:

                                  PENSION BENEFITS       POSTRETIREMENT BENEFITS
                               ----------------------    ------------------------
                                2000     1999    1998     2000      1999    1998
                               ------    ----    ----    -------    -----   -----
Service cost.................  $1,773    $300    $220    $  750     $113     $22
Interest cost................   1,504     348     199     1,542      227      25
Expected return..............    (962)   (128)     --        --       --      --
Amortization of prior service
  cost.......................      --     255     255        --       --      --
Amortization of transition
  obligation.................      --      32      32        (9)      28      26
Amortization of net
  (gain)/loss................     288    (265)   (295)       --       --      --
                               ------    ----    ----    ------     ----     ---
                               $2,603    $542    $411    $2,283     $368     $73
                               ======    ====    ====    ======     ====     ===

     Weighted average actuarial assumptions as of July 31 were as follows:

                                     PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                   --------------------    -----------------------
                                   2000    1999    1998    2000     1999     1998
                                   ----    ----    ----    -----    -----    -----
Discount rate....................  7.75%   7.5%     7%     7.75%     7.5%      7%
Expected return on plan assets...   8.5%   8.5%     8%       --       --      --
Rate of compensation increase....   4.5%   4.5%     6%       --       --      --

     For measurement purposes, a 7.75% annual rate increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5% by 2011 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the postretirement benefit reported as follows:

                                                           ONE PERCENTAGE POINT
                                                           --------------------
                                                           INCREASE    DECREASE
                                                           --------    --------
Postretirement benefit obligation........................   $2,356      $1,534
Service and interest cost components.....................      575         116

SEGMENT INFORMATION

     The Company has organized its business into two segments consisting of manufactured products and services. The Machinery segment contains the design, manufacture and sale of new equipment, and the Equipment Services segment contains after-sales service and support, including parts sales, equipment rentals, used equipment sales and rebuilding used equipment. The Company evaluates performance and allocates resources based on operating profit before interest, miscellaneous income/expense and income taxes. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     Business segment information consisted of the following for the years ended July 31:

                                              2000         1999        1998
                                           ----------    --------    --------
External sales:
  Machinery..............................  $  931,048    $645,479    $463,638
  Equipment Services.....................     125,120      74,745      67,221
                                           ----------    --------    --------
                                           $1,056,168    $720,224    $530,859
                                           ----------    --------    --------
Segment profit (loss):
  Machinery..............................  $  124,994    $101,417    $ 71,946
  Equipment Services.....................      37,761      23,544      23,338
  General corporate expenses.............     (47,269)    (34,189)    (24,204)
                                           ----------    --------    --------
                                           $  115,486    $ 90,772    $ 71,080
                                           ----------    --------    --------
Depreciation and amortization:
  Machinery..............................  $   21,289    $ 10,820    $  8,853
  Equipment Services.....................       3,174       6,587       5,265
  General corporate......................       1,507       2,123       1,632
                                           ----------    --------    --------
                                           $   25,970    $ 19,530    $ 15,750
                                           ----------    --------    --------
Net expenditures for long-lived assets:
  Machinery..............................  $   24,902    $ 22,223    $ 12,181
  Equipment Services.....................      (8,414)      4,611       5,549
  General corporate......................      (2,253)      2,649       1,224
                                           ----------    --------    --------
                                           $   14,235    $ 29,483    $ 18,954
                                           ----------    --------    --------

                                              2000         1999        1998
                                           ----------    --------    --------
Assets:
  Machinery..............................  $  579,710    $541,386    $187,178
  Equipment Services.....................      33,798      41,340      43,337
  General corporate......................      40,079      43,091      76,824
                                           ----------    --------    --------
                                           $  653,587    $625,817    $307,339
                                           ----------    --------    --------

     Sales to one customer amounted to 20% of Machinery sales in 2000. Sales to another customer accounted for 13% of Machinery sales and 15% of Equipment Services sales in 2000. Sales to a different customer amounted to 12% of Machinery sales in 1998. Sales to another customer accounted for 17% of Equipment Service sales in 2000.

     The Company's sales by product group consisted of the following for the years ended July 31:

                                                 2000        1999       1998
                                              ----------   --------   --------
Aerial work platforms.......................  $  790,352   $642,151   $485,171
Material handlers...........................     125,749      7,295         --
Excavators..................................      60,144     18,367         --
Service parts, rentals, rebuilds and sales
  of rental fleet and used equipment........      79,923     52,411     45,688
                                              ----------   --------   --------
                                              $1,056,168   $720,224   $530,859
                                              ==========   ========   ========

     The Company manufactures its products in the United States and sells these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations. Sales by geographic area were as follows for the years ended July 31:

                                                 2000        1999       1998
                                              ----------   --------   --------
United States...............................  $  805,955   $526,614   $362,144
Europe......................................     178,230    137,808     93,554
Other.......................................      71,983     55,802     75,161
                                              ----------   --------   --------
                                              $1,056,168   $720,224   $530,859
                                              ==========   ========   ========

INCOME TAXES

     The income tax provision consisted of the following for the years ended July 31:

                                                    2000      1999      1998
                                                   -------   -------   -------
United States:
  Current........................................  $40,231   $32,625   $25,884
  Deferred.......................................   (5,414)   (2,880)   (1,924)
                                                   -------   -------   -------
                                                    34,817    29,745    23,960
                                                   -------   -------   -------
Other countries:
  Current........................................      719        --        --
                                                   -------   -------   -------
                                                   $35,536   $29,745   $23,960
                                                   -------   -------   -------

     The Company made income tax payments of $33,971, $29,505 and $16,790 in 2000, 1999, and 1998, respectively.

     The difference between the U.S. federal statutory income tax rate and the Company's effective tax rate is as follows for the years ended July 31:

                                                             2000   1999   1998
                                                             ----   ----   ----
Statutory U.S. federal income tax rate.....................   35%    35%    35%
Effect of export profits taxed at lower rates..............   (2)    (3)    (2)
Non-deductibility of goodwill..............................    2     --     --
Other......................................................    2      1      1
                                                              --     --     --
Effective tax rate.........................................   37%    33%    34%
                                                              ==     ==     ==

     Components of deferred tax assets and liabilities were as follows at July
31:

                                                             2000      1999
                                                            -------   -------
Future income tax benefits:
  Employee benefits.......................................  $16,178   $15,485
  Contingent liabilities provisions.......................    9,263     8,679
  Other...................................................    3,910     2,903
                                                            -------   -------
                                                             29,351    27,067
                                                            -------   -------
Deferred tax liabilities for depreciation and
  asset basis differences.................................    7,589    10,719
                                                            -------   -------
Net deferred tax assets...................................  $21,762   $16,348
                                                            =======   =======

     The current and long-term deferred tax asset amounts are included in other current assets and other asset balances on the consolidated balance sheets.

STOCK BASED INCENTIVE PLANS

     The Company's stock incentive plan has reserved 4,641 shares of capital stock that may be awarded to key employees in the form of options to purchase capital stock or restricted shares. The option price and vesting terms of options and restricted shares are set by the Company's Board of Directors. For all options currently outstanding, the option price is the fair market value of the shares on their date of grant.

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

     Outstanding options and transactions involving the plans are summarized as follows:

                                       2000                         1999                         1998
                            --------------------------   --------------------------   --------------------------
                                      WEIGHTED AVERAGE             WEIGHTED AVERAGE             WEIGHTED AVERAGE
                                          EXERCISE                     EXERCISE                     EXERCISE
                            OPTIONS        PRICE         OPTIONS        PRICE         OPTIONS        PRICE
                            -------   ----------------   -------   ----------------   -------   ----------------
Outstanding options at the
  beginning of the year...   2,164         $10.81         1,795         $ 7.51         1,466         $ 4.88
Options granted...........   1,092          11.11           522          20.78           479          14.59
Options canceled..........     (50)         15.29           (10)         17.46           (40)          8.66
Options exercised.........    (101)          2.35          (143)          5.21          (110)          3.00
                             -----         ------         -----         ------         -----         ------
Outstanding options at the
  end of the year.........   3,105         $11.12         2,164         $10.81         1,795         $ 7.51
                             =====         ======         =====         ======         =====         ======
Exercisable options at the
  end of the year.........   1,561         $ 8.73         1,366         $ 6.18         1,281         $ 4.63
                             =====         ======         =====         ======         =====         ======

     Information with respect to stock options outstanding at July 31, 2000 is as follows:

                                     OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                       -----------------------------------------------    -----------------------------
                                         WEIGHTED          WEIGHTED                         WEIGHTED
    RANGE OF             NUMBER          AVERAGE           AVERAGE          NUMBER          AVERAGE
    EXERCISE PRICES    OUTSTANDING    REMAINING LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
    ---------------    -----------    --------------    --------------    -----------    --------------
    $1.12 to $1.59          360             3               $1.15             360            $1.15
     2.93 to  3.30          288             4                3.01             288             3.01
     5.64 to 10.53        1,145             9                9.66             269             6.83
    11.41 to 14.75          579             8               13.15             300            13.18
    17.31 to 17.69          270             8               17.62             204            17.60
    18.09 to 21.94          463             9               21.18             140            21.09

     The Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options. Under this opinion, the Company does not recognize compensation expense arising from such grants because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                         2000    1999    1998
                                                         -----   -----   -----
Volatility factor......................................   .524    .475    .478
Expected life in years.................................    3.9     2.8     3.0
Dividend yield.........................................    .40%    .10%    .15%
Interest rate..........................................   6.12%   5.38%   5.73%
Weighted-average fair market value at date of grant....  $5.06   $3.96   $5.12

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows for the years ended July 31:

                                                    2000      1999      1998
                                                   -------   -------   -------
Net income.......................................  $58,398   $60,142   $46,021
Earnings per common share........................     1.33      1.37      1.05
Earnings per common share -- assuming dilution...     1.33      1.34      1.03

BASIC AND DILUTED EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the years ended July 31:

                                                    2000      1999      1998
                                                   -------   -------   -------
Net income.......................................  $60,507   $61,271   $46,510
                                                   =======   =======   =======
Denominator for basic earnings per
  share -- weighted average shares...............   43,687    43,846    43,666
Effect of dilutive securities -- employee stock
  options and unvested restricted shares.........      382     1,116       765
                                                   -------   -------   -------
Denominator for diluted earning per share --
  weighted average shares adjusted for dilutive
  securities.....................................   44,069    44,962    44,431
                                                   =======   =======   =======
Earnings per common share........................  $  1.39   $  1.40   $  1.07
                                                   =======   =======   =======
Earnings per common share -- assuming dilution...  $  1.37   $  1.36   $  1.05
                                                   =======   =======   =======

     During fiscal 2000, options to purchase 1.3 million shares of capital stock at a range of $11.41 to $21.94 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the capital shares.

SHAREHOLDER RIGHTS PLAN

     Effective May 24, 2000, the Board of Directors of the Company declared a distribution of one Right for each outstanding share of capital stock to shareholders of record at the close of business on June 15, 2000. Each Right entitles the registered holder to purchase from the Company one-tenth of a share of Company capital stock at a purchase price of $40 per whole share of Company capital stock. The Rights will expire on May 24, 2010 unless redeemed earlier by the Company or exchanged for capital stock.

     Separate certificates for Rights will not be distributed, nor will the Rights be exercisable unless a person or group (an "Acquiring Person") acquires 15% or more, or announces an offer that could result in acquiring 15% or more of the Company's capital shares unless such acquisition or offer is pursuant to a Permitted Offer approved by a majority of directors who are not officers of the Company or affiliates of the Acquiring Person. Following an acquisition of 15% or more of the Company's capital shares (a "Stock Acquisition"), each Rightholder, except the 15% or more stockholder, has the right to receive, upon exercise, capital shares valued at twice the then applicable exercise price of the Right (or, under certain circumstances, cash, property or other Company securities.)

     Similarly, unless certain conditions are met, if the Company engages in a merger or other business combination following a Stock Acquisition where it does not survive or survives a change or exchange of its capital shares or if 50% or more of its assets, earning power or cash flow is sold or transferred, the Rights become exercisable for shares of the acquirer's stock having a value of twice the exercise price (or, under certain circumstances, cash or property.) The Rights are not exercisable, however, until the Company's right of redemption described below has expired.

     At any time until 10 business days following public announcement that a 15% or greater position has been acquired in the Company's stock, a majority of the Board of Directors may redeem the Rights in whole, but not in part, at a price of $0.001 per Right, payable, at the election of such majority of the Board of Directors in cash or shares of Company capital stock. Immediately upon the action of a majority of the Board of Directors ordering the redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the redemption price.

REPURCHASE OF CAPITAL STOCK

     During the year ended July 31, 2000, the Company repurchased 795 shares of its capital stock at an aggregate cost of $6.8 million. At July 31, 2000, the Company had remaining authorization to repurchase an additional 4.2 million shares of its capital stock.

COMMITMENTS AND CONTINGENCIES

     The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for 2000 was comprised of a self-insured retention of $7 million for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $75 million in excess of the retention and primary coverage. The Company contracts with an independent firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

     With respect to all product liability claims of which the Company is aware, accrued liabilities of $16.1 million and $14.1 million were established at July 31, 2000 and 1999, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of July 31, 2000 and 1999, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

RESTRUCTURING COSTS

     During the calendar year 1997, the Company downsized and rationalized its operations. This resulted in restructuring charges for severance and termination benefits, costs associated with closing a smaller, less productive manufacturing facility and other asset impairments were $1,689 in 1998.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

     Unaudited financial information was as follows for the fiscal quarters within the years ended July 31:

                                                                                   EARNINGS PER
                                                                   EARNINGS PER   COMMON SHARE -
                                                           NET        COMMON         ASSUMING
                             NET SALES    GROSS PROFIT   INCOME       SHARE          DILUTION
                             ----------   ------------   -------   ------------   --------------
2000
October 31.................  $  217,995     $ 52,573     $13,248      $ .30           $ .29
January 31.................     206,868       38,595       3,085        .07             .07
April 30...................     291,564       63,960      18,128        .41             .40
July 31....................     339,741       75,958      26,046        .61             .61
                             ----------     --------     -------      -----           -----
                             $1,056,168     $231,086     $60,507      $1.39           $1.37
                             ==========     ========     =======      =====           =====
1999
October 31.................  $  128,655     $ 29,725     $10,253      $ .23           $ .23
January 31.................     138,235       31,508      11,327        .26             .25
April 30...................     196,747       44,111      17,299        .40             .39
July 31....................     256,587       61,609      22,392        .51             .49
                             ----------     --------     -------      -----           -----
                             $  720,224     $166,953     $61,271      $1.40           $1.36
                             ==========     ========     =======      =====           =====

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

William M. Lasky                                  James H. Woodward, Jr.
President and                                     Senior Vice President and
Chief Executive Officer                           Chief Financial Officer

October 5, 2000

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board of Directors and Shareholders
JLG Industries, Inc.
McConnellsburg, Pennsylvania

     We have audited the accompanying consolidated balance sheets of JLG Industries, Inc. as of July 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JLG Industries, Inc. at July 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States.

Baltimore, Maryland
September 6, 2000

ITEM 9-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 relating to identification of directors is set forth under the caption "Election of Directors" in the Company's Proxy Statement and is incorporated herein by reference. Identification of officers is presented in Item 1 of this report under the caption "Executive Officers of the Registrant."

ITEM 11--EXECUTIVE COMPENSATION

     The information required by this Item 11 relating to executive compensation is set forth under the captions "Board of Directors" and "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 relating to security ownership of certain beneficial owners and management is set forth under the caption "Voting Securities and Principal Holders" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement and is incorporated herein by reference.

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

        (3) Exhibits

EXHIBIT
NUMBER                                 EXHIBIT
-------                                -------
3.1          Articles of Incorporation of JLG Industries, Inc., which
             appears as Exhibit 3 to the Company's Form 10-Q (File No.
             0-8454 -- filed December 13, 1996), is hereby incorporated by reference.
3.2          By-laws of JLG Industries, Inc. which appears as Exhibit 3.1 to the Company's 10-Q (File No. 0-8454 -- filed December 14,
             1999), is hereby incorporated by reference.
4.1          First Union Credit Agreement dated June 18, 1999 between JLG
             Industries, Inc. and First Union National Bank, which
             appears as Exhibit 10.2 to the Company's Form 8-K/A (File
             No. 0-8454 -- filed August 31, 1999), is hereby incorporated by reference.
4.2          Amendment number one and consent and waiver under First
             Union Credit Agreement dated June 18, 1999 between JLG
             Industries, Inc. and First Union National Bank.
4.3          Amendment number two and consent and waiver under First
             Union Credit Agreement dated June 18, 1999 between JLG
             Industries, Inc. and First Union National Bank.
4.4          Working Capital Agreement dated December 16, 1999 between
             JLG Industries, Inc. and First Union National Bank which
             appears as Exhibit 4.1 to the Company's Form 10-Q (File No.
             0-8454 -- filed February 23, 2000), is hereby incorporated by reference.
4.5          Amendment number one and consent and waiver under Working
             Capital Agreement dated December 16, 1999 between JLG
             Industries, Inc. and First Union National Bank.
4.6          Receivables Purchasing Agreement among Fulton Funding
             Corporation, JLG Industries, Inc., Market Street Funding
             Corporation and PNC Bank, National Association dated June
             30, 2000.
4.7          Rights Agreement, dated as of May 24, 2000, between JLG
             Industries, Inc. and American Stock Transfer and Trust
             Company which appears as Exhibit 1 to the Company's Form
             8-A12B (File No. 0-8454 -- filed May 21, 2000), is hereby
             incorporated by reference.
4.8          Agreement to disclose upon request.
10.1         JLG Industries, Inc. Directors' Deferred Compensation Plan
             amended and restated as of August 1, 1998 which appears as
             Exhibit 10.2 to the Company's 10-K (File No. 0-8454 -- filed
             October 13, 1998, is hereby incorporated by reference.
10.2         JLG Industries, Inc. Stock Incentive Plan amended and
             restated as of September 1, 1999, which appears as Appendix
             B to the Company's Proxy Statement (File No. 0-8454 -- filed
             October 12, 1999), is hereby incorporated by reference..
10.3         JLG Industries, Inc. Directors Stock Option Plan amended and restated as of August 1, 1998, which appears as Exhibit 10.6 to the Company's Form 10-K (File No. 0-8454 -- filed October
             13, 1998), is hereby incorporated by reference..
10.4         JLG Industries, Inc. Supplemental Executive Retirement Plan
             effective February 16, 2000, which appears as Exhibit 10.8 to the Company's Form 10-Q (File No. 0-8454 -- filed June 5,
             2000), is hereby incorporated by reference.

EXHIBIT
NUMBER                                 EXHIBIT
-------                                -------
10.5         JLG Industries, Inc. Executive Retiree Medical Benefits Plan
             effective June 1, 1995, which appears as Exhibit 10.9 to the
             Company's Form 10-K (File No. 0-8454 -- filed October 6,
             1997), is hereby incorporated by reference.
10.6         JLG Industries, Inc. Executive Severance Plan effective
             February 16, 2000, which appears as Exhibit 10.10 to the
             Company's Form 10-Q (File No. 0-8454 -- filed June 5, 2000), is hereby incorporated by reference.
10.7         JLG Industries, Inc. Executive Deferred Compensation Plan
             amended and restated as of August 1, 1998 which appears as
             Exhibit 10.11 to the Company's 10-K (File No.
             0-8454 -- filed October 13, 1998), is hereby incorporated by reference.
10.8         Amended and Restated Employment Agreement dated May 10, 1999 between Gradall Industries, Inc. and Barry L. Phillips which appears as Exhibit 10.9 to the Company's 10-K (File No.
             0-8454 -- filed October 12, 1999), is hereby incorporated by reference.
10.9         Deferred Compensation Agreement between The Gradall Company and Barry L. Phillips which appears as Exhibit 10.10 to the
             Company's 10-K (File No. 0-8454 -- filed October 12, 1999), is hereby incorporated by reference.
10.10        The Gradall Company Amended and Restated Supplemental
             Executive Retirement Plan effective March 1, 1988 which
             appears as Exhibit 10.11 to the Company's 10-K (File No.
             0-8454 -- filed October 12, 1999), is hereby incorporated by reference.
10.11        The Gradall Company Benefit Restoration Plan which appears as Exhibit 10.12 to the Company's 10-K (File No.
             0-8454 -- filed October 12, 1999), is hereby incorporated by reference.
10.12        Split-Dollar Life Insurance Agreement dated as of August 30,
             1995 between The Gradall Company and Barry L. Phillips which appears as Exhibit 10.13 to the Company's 10-K (File No.
             0-8454 -- filed October 12, 1999), is hereby incorporated by reference.
10.13        Employment Agreement dated November 1, 1999 between JLG
             Industries, Inc. and William M. Lasky, which appears as
             Exhibit 10.2 to the Company's Form 10-Q (File No.
             0-8454 -- filed December 14, 1999), is hereby incorporated by reference.
10.14        Employment Agreement dated July 18, 2000 between JLG
             Industries, Inc. and James H. Woodward, Jr.
21           Subsidiaries of the registrant
23           Consent of independent auditors
27           Financial Data Schedule
99           Cautionary Statements Pursuant to the Securities Litigation
             Reform Act of 1995

     (b) Reports on Form 8-K

     The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended July 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 21, 2000.

                                          JLG INDUSTRIES, INC.
                                          (REGISTRANT)

                                          /s/ WILLIAM M. LASKY
                                          --------------------------------------
                                                     William M. Lasky
                                          President and Chief Executive Officer
                                                       and Director

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED AS OF SEPTEMBER 21, 2000.

SIGNATURE                                                       TITLE
---------                                                       -----

/s/ L. DAVID BLACK                                              Chairman of the Board
---------------------------------------------
L. David Black

/s/ CHARLES H. DILLER, JR.                                      Executive Vice President and Director
---------------------------------------------
Charles H. Diller, Jr.

/s/ GEORGE R. KEMPTON                                           Director
---------------------------------------------
George R. Kempton

/s/ JAMES A. MEZERA                                             Director
---------------------------------------------
James A. Mezera

/s/ CHARLES O. WOOD, III                                        Director
---------------------------------------------
Charles O. Wood, III

/s/ JAMES H. WOODWARD, JR.                                      Senior Vice President and Chief Financial
---------------------------------------------                   Officer
James H. Woodward, Jr.