Form 10-Q
period 2000-10-31
JLG INDUSTRIES INC
filed 2000-12-04
CIK 216275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

For the quarterly period ended October 31, 2000

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    ----------------------


                         Commission file number: 0-8454


                              JLG INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                              25-1199382
-------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)

1 JLG Drive, McConnellsburg, PA                           17233-9533
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

               Registrant's telephone number, including area code:
                                 (7l7) 485-5161


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---


The number of shares of capital stock outstanding as of November 24, 2000 was 42,348,740.

                                TABLE OF CONTENTS

                                     PART 1

Item 1.    Financial Information..........................................    1

           Condensed Consolidated Balance Sheets..........................    1

           Condensed Consolidated Statements of Income....................    2

           Condensed Consolidated Statements of Cash
           Flows..........................................................    3

           Notes to Condensed Consolidated Financial
           Statements.....................................................    4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................     7

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk...................................................     9

Independent Accountants' Review Report....................................   10

                                  PART II

Item 4.    Submission of Matters to a Vote of Security Holders...........    11

Item 6.    Exhibits and Reports on Form 8-K...............................   12

Signature  ...............................................................   12

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                    October 31,        July 31,
                                                                       2000              2000
                                                                    -----------        --------
                                                                    (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                           $ 14,103         $ 25,456
  Accounts receivable-net                                              187,863          172,511
  Inventories                                                          188,048          147,991
  Other current assets                                                  17,119           10,594
                                                                      --------         --------
    Total current assets                                               407,133          356,552
Property, plant and equipment - net                                    103,728          105,879
Equipment held for rental - net                                         15,093           12,153
Goodwill - net                                                         144,633          145,867
Other assets                                                            28,876           33,136
                                                                      --------         --------
                                                                      $699,463         $653,587
                                                                      ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                                     $ 21,017         $  9,184
  Accounts payable                                                     109,867          116,616
  Accrued expenses                                                      58,965           64,829
                                                                      --------         --------
    Total current liabilities                                          189,849          190,629
Long-term debt                                                         138,551           89,118
Accrued post-retirement benefits                                        22,930           22,943
Other long-term liabilities                                             13,302           12,623
Provisions for contingencies                                             8,480           14,223
Shareholders' equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Issued and outstanding shares: 42,884 fiscal 2000 - 43,648           8,577            8,729
  Additional paid-in capital                                            12,679           12,514
  Retained earnings                                                    312,248          308,966
  Unearned compensation                                                 (1,451)          (1,474)
  Accumulated other comprehensive income                                (5,702)          (4,684)
                                                                      --------         --------
    Total shareholders' equity                                         326,351          324,051
                                                                      --------         --------
                                                                      $699,463         $653,587
                                                                      ========         ========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

                                        Three Months Ended
                                             October 31,
                                        2000             1999
                                      --------         --------
Net sales                             $232,710         $217,995

Cost of sales                          180,220          165,422
                                      --------         --------

Gross profit                            52,490           52,573

Selling, administrative and
  product development expenses          25,819           27,055
Goodwill amortization                    1,492            1,561
                                      --------         --------

Income from operations                  25,179           23,957

Other income (deductions):
  Interest expense                      (4,056)          (3,434)
  Miscellaneous, net                      (476)             506
                                      --------         --------

Income before taxes                     20,647           21,029

Income tax provision                     7,639            7,781
                                      --------         --------

Net income                            $ 13,008         $ 13,248
                                      ========         ========

Earnings per common share             $    .30         $    .30
                                      ========         ========

Earnings per common share -
  assuming dilution                   $    .30         $    .29
                                      ========         ========

Cash dividends per share              $    .01         $   .005
                                      ========         ========


The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                        Three Months Ended
                                                                            October 31,
                                                                       2000             1999
                                                                     --------         --------
Operations
  Net income                                                         $ 13,008         $ 13,248
  Adjustments to reconcile net income to
   cash flow from operating activities:
    Gain on sale of joint venture                                      (1,008)              --
    Non-cash charges and credits:
      Depreciation and amortization                                     7,338            6,983
      Other                                                             2,625            1,224
    Changes in selected working capital items:
      Accounts receivable                                             (15,357)         (33,884)
      Inventories                                                     (40,057)         (49,962)
      Other operating assets and liabilities                          (19,278)         (11,920)
    Changes in other assets and liabilities                            (6,650)          (3,490)
                                                                     --------         --------
    Cash flow from operating activities                               (59,379)         (77,801)

Investments
  Net purchases of property, plant and equipment                       (2,857)          (9,977)
  Net (additions) retirements to equipment held for rental             (3,778)           5,612
  Proceeds from sale of joint venture                                   4,000               --
                                                                     --------         --------
    Cash flow from investing activities                                (2,635)          (4,365)

Financing
  Net increase in short-term debt                                      12,017            5,208
  Issuance of long-term debt                                          110,400           65,169
  Repayment of long-term debt                                         (61,152)             (64)
  Payment of dividends                                                   (437)            (221)
  Purchase of common stock                                             (9,444)              --
  Exercise of stock options and issuance of restricted awards             180              514
                                                                     --------         --------
    Cash flow from financing activities                                51,564           70,606

  Effect of exchange rate changes on cash                                (903)            (156)
                                                                     --------         --------

Cash
  Net change in cash and cash equivalents                             (11,353)         (11,716)
  Beginning balance                                                    25,456           19,033
                                                                     --------         --------
  Ending balance                                                     $ 14,103         $  7,317
                                                                     ========         ========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2000
(in thousands, except per share data)
(Unaudited)

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

Interim results for the three month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2000.

Effective August 1, 2000, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that an entity record all derivatives in the statement of financial position at their fair value. It also requires changes in the fair value of derivatives to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Upon adoption, FAS 133 did not have a material effect on the Company's financial statements because the Company has not entered into significant derivative or hedging instruments as of August 1 and October 31, 2000.

INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at October 31, 2000, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.

Inventories consist of the following:

                                             October 31,            July 31,
                                                2000                  2000
                                             ----------             --------
Finished goods                                 $126,720             $ 97,858
Raw materials and work in process                64,150               52,775
                                               --------             --------
                                                190,870              150,633
Less LIFO provision                               2,822                2,642
                                               --------             --------
                                               $188,048             $147,991
                                               ========             ========

REPURCHASE OF CAPITAL STOCK

During the first quarter ended October 31, 2000, the Company repurchased 777 thousand shares of its capital stock at an aggregate cost of $9.4 million. At October 31, 2000, the Company had remaining Board authorization to repurchase an additional 3.4 million shares of its capital stock.

BASIC AND DILUTED EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended October 31:

                                                                          2000         1999
                                                                        -------       -------
Net income                                                              $13,008       $13,248
                                                                        =======       =======

Denominator for basic earnings per share --
   weighted average shares                                               43,185        43,969
Effect of dilutive securities - employee stock options and
   unvested restricted shares                                               315         1,528
                                                                        -------       -------
Denominator for diluted earnings per share --
   weighted average shares adjusted for
   dilutive securities                                                   43,500        45,497
                                                                        =======       =======

Earnings per common share                                               $   .30       $   .30
                                                                        =======       =======

Earnings per common share - assuming dilution                           $   .30       $   .29
                                                                        =======       =======

During the quarter ended October 31, 2000, options to purchase 1.3 million shares of capital stock at a range of $11.84 to $21.94 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the capital stock.

COMPREHENSIVE INCOME

On an annual basis, comprehensive income is disclosed in the Statement of Shareholders' Equity. This statement is not presented on a quarterly basis. The following table sets forth the components of comprehensive income for the three months ended October 31:

                                                        2000           1999
                                                      -------        -------
Net income                                            $13,008        $13,248
Aggregate currency translation adjustment               1,399            141
                                                      -------        -------
                                                      $14,407        $13,389
                                                      =======        =======

SEGMENT INFORMATION

The Company has organized its business into two segments consisting of manufactured products and services. The Machinery segment contains the design, manufacture and sale of new equipment, and the Equipment Services segment contains after-sales service and support, including parts sales, equipment rentals, used equipment sales and rebuilt equipment. The Company evaluates performance and allocates resources based on operating profit before interest, miscellaneous income/ expense and income taxes. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Business segment information consisted of the following for the three months ended October 31:


                                              2000            1999
                                            ---------       ---------
External sales:
  Machinery                                 $209,693        $182,129
  Equipment services                          23,017          35,866
                                            --------        --------
                                            $232,710        $217,995
                                            ========        ========
Segment profit (loss):
  Machinery                                 $ 29,291        $ 24,193
  Equipment services                           7,782          11,087
  General corporate                          (11,894)        (11,323)
                                            --------        --------
                                            $ 25,179        $ 23,957
                                            ========        ========

The Company manufactures its products in the United States and sells these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations. Sales by geographic area were as follows for the three months ended October 31:

                                               2000            1999
                                             --------        --------
United States                                $183,105        $162,915
Europe                                         36,053          39,571
Other                                          13,552          15,509
                                             --------        --------
                                             $232,710        $217,995
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

With respect to all product liability claims of which the Company is aware, accrued liabilities of $16.2 million and $16.1 million were established at October 31, 2000 and July 31, 2000, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of October 31, 2000 and July 31, 2000, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE FIRST QUARTERS OF FISCAL 2001 AND 2000

Sales for the first quarter of fiscal 2001 were $232.7 million, up 7% over the $218.0 million in the comparable year-ago period. Machinery sales for the current year quarter were $209.7 million an increase of $27.6 million, or 15%, from the $182.1 million for the comparable prior year quarter. The increase is principally attributable to strong North American aerial work platform sales offset in part by lower international volume resulting from the strong U. S. dollar. Equipment Services sales for the current year quarter were $23.0 million a decrease of $12.8 million, or 36%, from the $35.9 million for the comparable prior year quarter. The first quarter of fiscal 2000 benefited from a large sale by Equipment Services.

Domestic sales for the first quarter of fiscal 2001 were $183.1 million, up 12% from the comparable year-ago period sales of $162.9 million. International sales for the first quarter of fiscal 2001 were $49.6 million, down 10% from the corresponding quarter of the previous year. Sales from new and redesigned products, defined as those introduced over a two-year period, represented 28% of sales.

The Company's sales by product (in thousands) consisted of the following for the first quarter ended October 31:

                                                  2000          1999
                                                --------      --------
Aerial work platforms                           $177,327      $151,753
Material handlers                                 20,368        18,332
Excavators                                        11,998        12,044
Parts sales, equipment rentals, rebuilt
  equipment and sales of rental fleet
  and used equipment                              23,017        35,866
                                                --------      --------
                                                $232,710      $217,995
                                                ========      ========

Gross profit margins declined to 22.6% for the first quarter over the comparable year-ago quarter's 24.1%. The principal contributors to this reduction were the dramatic strengthening of the US dollar against foreign currencies, particularly the Euro, British pound and Australian dollar, and competitive pricing pressures. These reductions were partially offset by ongoing cost savings initiatives.

Selling, administrative and product development expenses as a percent of sales improved to 11.1% for the current year first quarter from 12.4% for the prior year first quarter as the Company leveraged slightly lower expenses in fiscal 2001 over a larger sales base. In terms of dollars, the reduction reflects lower bonus and profit sharing costs offset in part by pension charges due to early retirements.

Miscellaneous expense included currency losses of $2.1 million in first quarter of fiscal 2001 compared to $124 thousand in the corresponding prior year period. The current year period also benefited from a $1.0 million gain on the sale of the Company's interest in its Brazilian joint venture.

The effective tax rate was 37% for the current and prior year periods.

FINANCIAL CONDITION

Cash flow from operating activities was $59.4 million in the first quarter of fiscal 2001 versus $77.8 million in the comparable quarter of fiscal 2000. The most significant factor underlying the change was the $53.8 million in accounts receivable securitization, which was partially offset by an increase in accounts receivable due to extended credit terms.

Investing activities during the first quarter of fiscal 2001 used $2.6 million of cash compared to $4.4 million for last year's first quarter. The decrease in cash usage was principally due to net expenditures for equipment held for rental in the current fiscal year, while in fiscal 2000 there was a net retirement. In addition, the current year period included proceeds from the sale of the Company's interest in its Brazilian joint venture and a decline in capital expenditures compared to the corresponding period of fiscal 2000, which included expenditures on new facilities in Shippensburg, Pennsylvania and Orrville, Ohio.

Financing activities provided cash of $51.6 million for the first quarter of fiscal 2001 compared to $70.6 million for the first quarter of fiscal 2000. The decrease in cash provided from financing activities largely resulted from lower borrowings under the Company's credit facilities due to the receivables securitization discussed above. In conjunction with the Company's share repurchase program, the first quarter of fiscal 2001 included the repurchase of 777 thousand shares at an aggregate cost of $9.4 million.

At October 31, 2000, the Company had unused credit lines totaling $238 million. In order to meet its future cash requirements, the Company intends to use internally generated funds and to borrow under its credit facilities. Based on its forecasting process, the Company believes that these resources will be sufficient to meet its cash requirements over the next 12 months.

In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statements of Cash Flows, the Company also measures its free cash flow. Free cash flow, a measure commonly employed by the financial community, is defined by the Company as cash flow from operating activities less capital expenditures including equipment held for rental, plus proceeds from the disposal of assets and unrealized currency gains or losses. During the first quarter of fiscal 2001, the Company had negative free cash flow of $60 million compared to negative free cash flow of $82 million for the corresponding period in fiscal 2000.

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

Management is cautiously optimistic concerning the outlook for the whole year. Management's plan assumes market share gains in an overall contracting North American market. In Europe, management's plans assume no worsening of currency rates. Management believes that based on the foregoing and the combination of the Company's market leadership, manufacturing efficiency, and commitment to product innovation, combined with first quarter actual results, confirms its previously stated range of $1.55 to $1.60 in earnings per share for fiscal 2001 with a quarterly pattern similar to fiscal 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Company manages exposure to these risks principally through its regular operating and financing activities.

While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. Total interest bearing liabilities at October 31, 2000 consisted of $154 million in variable rate borrowing, $54 million in accounts receivable securitization and $5 million in fixed rate borrowing. At the current level of variable rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $1.5 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt.

The Company does not have a material exposure to financial risk from using derivative financial instruments to manage its foreign currency exposures. For additional information, reference is made to Item 7 in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2000.

Independent Accountants' Review Report


The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. (the "Company") as of October 31, 2000, and the related condensed consolidated statements of income and cash flows for the three-month periods ended October 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of JLG Industries, Inc. as of July 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated September 6, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                   /s/ Ernst & Young LLP

Baltimore, Maryland
November 15, 2000

PART II  OTHER INFORMATION

ITEMS 1 - 3 AND 5

None/not applicable.

ITEM 4

The Company held its Annual Meeting of Shareholders on November 20, 2000. Management solicited proxies for the election of nine directors and for ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the 2001 fiscal year. Of the 43,601,277 shares of capital stock outstanding on the record date, 42,837,914 or 98% were voted in person or by proxy at the meeting date.

The tabulated results are set forth below:

Election of directors

                                                  For          Against
                                                  ---          -------
R. V. Armes                                    42,425,076      412,838
L. D. Black                                    42,507,229      330,685
G. R. Kempton                                  42,514,613      323,301
W. M. Lasky                                    42,514,010      323,904
J. A. Mezera                                   42,470,313      367,601
S. Rabinowitz                                  42,514,913      323,001
R. C. Stark                                    42,425,576      412,338
T. C. Wajnert                                  42,512,051      325,863
C. O. Wood, III                                42,459,734      378,180

Ratification of the appointment of Ernst & Young LLP as independent auditors for the ensuing year.

        For                Against            Abstain          Broker non-votes
        ---                -------            -------          ----------------
     42,601,168            187,562            49,184                  0

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

         15   Letter re:  Unaudited Interim Financial Information

         27   Financial Data Schedule

         99   Cautionary Statements Pursuant to the Securities Litigation
              Reform Act

(b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended October 31, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who is also signing in his capacity as principal financial officer.

                                                JLG INDUSTRIES, INC.
                                                (Registrant)



                                                /s/ James H. Woodward, Jr.
                                                --------------------------
                                                James H. Woodward, Jr.
                                                Senior Vice President and
                                                Chief Financial Officer