Form 10-Q
period 2001-01-31
JLG INDUSTRIES INC
filed 2001-02-27
CIK 216275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2001

                                       or

[   ]   Transition Report Pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934

For the transition period from                        to
                               ----------------------    ---------------------


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

               Registrant's telephone number, including area code:
                                 (7l7) 485-5161
               ---------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---


The number of shares of capital stock outstanding as of February 20, 2001 was 41,910,037.

                                TABLE OF CONTENTS


                                     PART 1

Item 1.    Financial Information........................................  1

           Condensed Consolidated Balance Sheets........................  1

           Condensed Consolidated Statements of Income..................  2

           Condensed Consolidated Statements of Cash
           Flows........................................................  3

           Notes to Condensed Consolidated Financial
           Statements...................................................  4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................  7

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk..................................................  9

Independent Accountants' Review Report.................................. 10

                                     PART II

Item 6.    Exhibits and Reports on Form 8-K............................. 11

Signature  ............................................................. 11

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)                                      January 31,        July 31,
                                                       2001              2000
                                                    -----------        --------
                                                    (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                           $ 14,804         $ 25,456
  Trade receivables-net                                186,552          172,511
  Inventories                                          238,450          147,991
  Other current assets                                  18,081           10,594
                                                      --------         --------
    Total current assets                               457,887          356,552
Property, plant and equipment - net                    101,756          105,879
Goodwill - net                                         143,147          145,867
Lease receivables - net                                 45,180               --
Equipment held for rental - net                          9,075           12,153
Other assets                                            26,856           33,136
                                                      --------         --------
                                                      $783,901         $653,587
                                                      ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                     $ 20,944         $  9,184
  Accounts payable                                     115,326          116,616
  Accrued expenses                                      60,100           64,829
                                                      --------         --------
    Total current liabilities                          196,370          190,629
Long-term debt                                         216,003           89,118
Accrued post-retirement benefits                        23,169           22,943
Other long-term liabilities                             15,005           12,623
Provisions for contingencies                            15,087           14,223
Shareholders' equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Issued shares: 41,997 fiscal 2000 - 43,648           8,399            8,729
  Additional paid-in capital                            12,497           12,514
  Retained earnings                                    304,145          308,966
  Unearned compensation                                 (1,266)          (1,474)
  Accumulated other comprehensive income                (5,508)          (4,684)
                                                      --------         --------
    Total shareholders' equity                         318,267          324,051
                                                      --------         --------
                                                      $783,901         $653,587
                                                      ========         ========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)
                                              Three Months Ended                Six Months Ended
                                                  January 31,                      January 31,
                                             2001             2000             2001             2000
                                           --------         --------         --------         --------
Net sales                                  $230,093         $206,868         $462,803         $424,863

Cost of sales                               188,618          168,273          368,838          333,695
                                           --------         --------         --------         --------

Gross profit                                 41,475           38,595           93,965           91,168

Selling and administrative expenses          24,125           22,386           46,030           45,716
Product development expenses                  4,105            3,877            8,020            7,602
Goodwill amortization                         1,488            1,527            2,979            3,088
                                           --------         --------         --------         --------

Income from operations                       11,757           10,805           36,936           34,762

Other income (deductions):
  Interest expense                           (6,052)          (5,465)         (10,108)          (8,900)
  Miscellaneous, net                          2,053             (444)           1,576               63
                                           --------         --------         --------         --------

Income before taxes                           7,758            4,896           28,404           25,925

Income tax provision                          2,861            1,811           10,500            9,592
                                           --------         --------         --------         --------

Net income                                 $  4,897         $  3,085         $ 17,904         $ 16,333
                                           ========         ========         ========         ========

Earnings per common share                  $    .12         $    .07         $    .42         $    .37
                                           ========         ========         ========         ========

Earnings per common share -
  assuming dilution                        $    .12         $    .07         $    .42         $    .36
                                           ========         ========         ========         ========

Cash dividends per share                   $    .01         $    .01         $    .02         $   .015
                                           ========         ========         ========         ========


The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)                                                               Six Months Ended
                                                                             January 31,
                                                                       2001               2000
                                                                     ---------         ---------
Operations
  Net income                                                         $  17,904         $  16,333
  Adjustments to reconcile net income to
   cash flow from operating activities:
    Gain on sale of joint venture                                       (1,008)               --
    Non-cash charges and credits:
      Depreciation and amortization                                     12,935            13,862
      Other                                                              4,551             2,448
    Changes in selected working capital items:
      Trade receivables                                                (14,059)          (26,279)
      Inventories                                                      (90,459)          (72,864)
      Other operating assets and liabilities                           (13,478)          (17,621)
    Lease receivables                                                  (45,180)
    Changes in other assets and liabilities                              1,724            (4,511)
                                                                     ---------         ---------
    Cash flow from operating activities                               (127,070)          (88,632)

Investments
  Net purchases of property, plant and equipment                        (4,695)           (9,222)
  Additions to equipment held for rental                                 1,938             8,119
  Retirements of equipment held for rental
  Proceeds from sale of joint venture                                    4,000                --
                                                                     ---------         ---------
    Cash flow from investing activities                                  1,243            (1,103)

Financing
  Net increase in short-term debt                                       12,090                --
  Issuance of long-term debt                                           264,150           162,088
  Repayment of long-term debt                                         (137,597)          (83,159)
  Payment of dividends                                                    (860)             (664)
  Purchase of common stock                                             (22,201)               --
  Exercise of stock options and issuance of restricted awards               70               863
                                                                     ---------         ---------
    Cash flow from financing activities                                115,652            79,128

Currency Adjustments
  Effect of exchange rate changes on cash                                 (477)              (51)
                                                                     ---------         ---------

Cash
  Net change in cash and cash equivalents                              (10,652)          (10,658)
  Beginning balance                                                     25,456            19,033
                                                                     ---------         ---------
  Ending balance                                                     $  14,804         $   8,375
                                                                     =========         =========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2001
(in thousands, except per share data)
(Unaudited)


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

Interim results for the six month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2000.

INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at January 31, 2001, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.

Inventories consist of the following:

                                             January 31,      July 31,
                                                2001            2000
                                             -----------      --------
Finished goods                                 $174,562       $ 97,858
Raw materials and work in process                65,812         52,775
                                               --------       --------
                                                240,374        150,633
Less LIFO provision                               1,924          2,642
                                               --------       --------
                                               $238,450       $147,991
                                               ========       ========

REPURCHASE OF CAPITAL STOCK

During the six months ended January 31, 2001, the Company repurchased 1.7 million shares of its capital stock at an aggregate cost of $22.2 million. At January 31, 2001, the Company had remaining Board authorization to repurchase an additional 2.5 million shares of its capital stock.

BASIC AND DILUTED EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for each of the periods ended January 31:

                                                            Three Months Ended           Six Months Ended
                                                               January 31,                  January 31,
                                                            2001          2000          2001           2000
                                                          -------       -------        -------        -------
Net income                                                $ 4,897       $ 3,085        $17,904        $16,333
                                                          =======       =======        =======        =======

Denominator for basic earnings per share --
   weighted average shares                                 41,866        43,998         42,512         43,989

Effect of dilutive securities - employee stock
   options and unvested restricted shares                     706         1,725            511          1,626
                                                          -------       -------        -------        -------

Denominator for diluted earnings per share --
   weighted average shares adjusted for
   dilutive securities                                     42,572        45,723         43,023         45,615
                                                          =======       =======        =======        =======

Earnings per common share                                 $   .12       $   .07        $   .42        $   .37
                                                          =======       =======        =======        =======

Earnings per common share -
   assuming dilution                                      $   .12       $   .07        $   .42        $   .36
                                                          =======       =======        =======        =======

During the quarter ended January 31, 2001, options to purchase 1.1 million shares of capital stock with exercise prices ranging from $13.69 to $21.94 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the capital stock.

COMPREHENSIVE INCOME

On an annual basis, comprehensive income is disclosed in the Statement of Shareholders' Equity. This statement is not presented on a quarterly basis. The following table sets forth the components of comprehensive income for each of the periods ended January 31:

                                                             Three Months Ended              Six Months Ended
                                                                January 31,                     January 31,
                                                            2001            2000            2001            2000
                                                           ------          ------         -------         -------
Net income                                                 $4,897          $3,085         $17,094         $16,333
Aggregate currency translation adjustment                    (193)            113             824              28
                                                           ------          ------         -------         -------
                                                           $4,704          $3,198         $18,728         $16,361
                                                           ======          ======         =======         =======

SEGMENT INFORMATION

The Company has organized its business into two segments consisting of manufactured products and services. The Machinery segment contains the design, manufacture and sale of new equipment, and the Equipment Services segment contains financing and leasing activities and after-sales service and support, including parts sales, equipment rentals, used equipment sales and rebuilt equipment. The Company evaluates performance and allocates resources based on operating profit before interest, miscellaneous income/expense and income taxes. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Business segment information consisted of the following for each of the periods ended January 31:

                                   Three Months Ended                 Six Months Ended
                                       January 31,                       January 31,
                                 2001              2000             2001              2000
                              ---------         ---------         ---------         ---------
External sales:
  Machinery                   $ 191,600         $ 177,789         $ 401,293         $ 359,918
  Equipment services             38,493            29,079            61,510            64,945
                              ---------         ---------         ---------         ---------
                              $ 230,093         $ 206,868         $ 462,803         $ 424,863
                              =========         =========         =========         =========
Segment profit (loss):
  Machinery                   $  16,766         $  14,349         $  46,057         $  38,542
  Equipment services              4,540             8,091            12,322            19,178
  General corporate              (9,549)          (11,635)          (21,443)          (22,958)
                              ---------         ---------         ---------         ---------
                              $  11,757         $  10,805         $  36,936         $  34,762
                              =========         =========         =========         =========

The Company manufactures its products in the United States and sells these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations. Sales by geographic area were as follows for of the periods ended January 31:

                        Three Months Ended              Six Months Ended
                            January 31,                    January 31,
                       2001            2000            2001            2000
                     --------        --------        --------        --------
United States        $168,801        $148,924        $351,906        $311,839
Europe                 49,869          42,946          85,922          82,517
Other                  11,423          14,998          24,975          30,507
                     --------        --------        --------        --------
                     $230,093        $206,868        $462,803        $424,863
                     ========        ========        ========        ========

COMMITMENTS AND CONTINGENCIES

The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for fiscal year 2001 is comprised of a self-insured retention of $7 million for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $75 million in excess of the retention and international primary coverage. The Company contracts with an independent firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which the Company is aware, accrued liabilities of $16.4 million and $16.1 million were established at January 31, 2001 and July 31, 2000, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of January 31, 2001 and

July 31, 2000, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE SECOND QUARTERS OF FISCAL 2001 AND 2000

Sales for the second quarter of fiscal 2001 were $230.1 million, up 11% over the $206.9 million in the comparable year-ago period. Included in the fiscal 2001 sales was $16.8 million associated with a sale-leaseback of rental fleet assets. Machinery sales for the current year quarter were $191.6 million an increase of $13.8 million, or 8%, from the $177.8 million for the comparable prior year quarter. The increase is principally attributable to strong aerial work platform sales. Equipment Services sales for the current year quarter were $38.5 million an increase of $9.4 million, or 32%, from the $29.1 million for the comparable prior year quarter. The second quarter of fiscal 2001 included the sale-leaseback of rental fleet assets, while the same quarter of fiscal 2000 benefited from a large sale by Equipment Services.

Domestic sales for the second quarter of fiscal 2001 were $168.8 million, up 13% from the comparable year-ago period sales of $148.9 million. International sales for the second quarter of fiscal 2001 were $61.3 million, up 6% from the corresponding quarter of the previous year.

The Company's sales by product (in thousands) consisted of the following for the second quarter ended January 31:

                                                                2001            2000
                                                              --------        --------
Aerial work platforms                                         $158,907        $140,658
Material handlers                                               16,623          20,054
Excavators                                                      16,070          17,077
Financing and leasing activities and after-sales
  service and support, including parts sales,
  equipment rentals, used equipment sales
  and rebuilt equipment                                         38,493          29,079
                                                              --------        --------
                                                              $230,093        $206,868
                                                              ========        ========

Gross profit margin was 18.0% for the second quarter of fiscal 2001 compared to the prior year quarter's 18.7%. The principal contributors to this reduction were the strengthening of the U. S. dollar against foreign currencies, particularly the Euro, British pound and Australian dollar, competitive pricing pressures and the effect of the rental fleet sale-leaseback transaction. These reductions were partially offset by ongoing cost savings initiatives and a more favorable product mix.

Selling, administrative and product development expenses as a percent of sales improved to 12.3% for the current year second quarter from 12.7% for the prior year second quarter. In terms of dollars, the increase was principally due to increased bad debt expense and pension charges resulting from early retirements.

Miscellaneous expense included currency gains of $1.9 million in second quarter of fiscal 2001 compared to losses of $898 thousand in the corresponding prior year period.

The effective tax rate was 37% for the current and prior year quarters.

RESULTS FOR THE FIRST SIX MONTHS OF FISCAL 2001 AND 2000

Sales for the first six months of fiscal 2001 were $462.8 million, up 9% over the $424.9 million in the comparable year-ago period. Machinery sales for the first six months of fiscal 2001 were $401.3 million an increase of $41.4 million, or 12%, from the $359.9 million for the comparable prior year period. The increase is principally attributable to strong aerial work platform sales. Equipment Services sales for the current year six months were $61.5 million a decrease of $3.4 million, or 5%, from the $64.9 million for the comparable prior year period. The first six months of fiscal 2001 included the sale-leaseback of rental fleet assets, while the same period of fiscal 2000 benefited from several large sales by Equipment Services.

Domestic sales for the first six months of fiscal 2001 were $351.9 million, up 13% from the comparable year-ago period sales of $311.8 million. International sales for the first six months of fiscal 2001 were $110.9 million, down 2% from the corresponding period of the previous year primarily due to the strong U. S. dollar.

The Company's sales by product (in thousands) consisted of the following for the six months ended January 31:

                                                           2001           2000
                                                         --------       --------
Aerial work platforms                                    $336,234       $292,411
Material handlers                                          36,991         38,386
Excavators                                                 28,068         29,121
Financing and leasing activities and after-sales
  service and support, including parts sales,
  equipment rentals, used equipment sales
  and rebuilt equipment                                    61,510         64,945
                                                         --------       --------
                                                         $462,803       $424,863
                                                         ========       ========

Gross profit margin was 20.3% for the first six months of fiscal 2001 compared to the prior year period's 21.5%. The decrease was mainly due to the same factors as discussed in the second quarter comparison.

Selling, administrative and product development expenses as a percent of sales improved to 11.7% for the first six months of fiscal 2001 from 12.5% for the comparable prior year period as the Company leveraged slightly higher expenses in fiscal 2001 over a larger sales base. In terms of dollars, the increase was mainly due to the same factors as discussed in the second quarter comparison.

The increase in interest charges of $1.2 million for the first six months of fiscal 2001 compared to the same period of last year was principally due to increased investment in inventory and receivables.

Miscellaneous expense included currency losses of $258 thousand in first six months of fiscal 2001 compared to $1.0 million in the corresponding prior year period. The current year period also benefited from a $1.0 million gain on the sale of the Company's interest in its Brazilian joint venture.

The effective tax rate was 37% for the current and prior year periods.

FINANCIAL CONDITION

Cash flow used in operating activities was $127.1 million for the first six months of fiscal 2001 versus $88.6 million in the comparable period of fiscal 2000. Comparing January 31, 2001 to January 31, 2000, inventory increased approximately $40 million as a result of equipment built ahead of the peak-demand season. The increase in receivables reflects higher business and financing activities and extended payment terms which were partially offset by $47.5 million in accounts receivable securitization.

Investing activities during the first six months of fiscal 2001 provided $1.2 million of cash compared to a use of $1.1 million for last year's comparable period. The improvement in cash provided by investing activities for the first six months of fiscal 2001 resulted principally from proceeds related to the rental fleet sale-leaseback transaction and the sale of the Company's interest in its Brazilian joint venture. In addition, the comparable period of fiscal 2000 included one-time capital expenditures for new facilities in Shippensburg, Pennsylvania and Orrville, Ohio.

Financing activities provided cash of $115.7 million for the first six months of fiscal 2001 compared to $79.1 million for the first six months of fiscal 2000. The increase in cash provided from financing activities largely resulted from higher borrowings under the Company's credit facilities due to the working capital investments discussed above. In conjunction with the Company's share repurchase program, the first six months of fiscal 2001 included the repurchase of 1.7 million shares at an aggregate cost of $22.2 million.

At January 31, 2001, the Company had unused credit lines totaling $138 million. In order to meet its future cash requirements, the Company intends to use internally generated funds and to borrow under its credit facilities. Based on its forecasting process, the Company believes that these resources will be sufficient to meet its cash requirements over the next 12 months.

In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statements of Cash Flows, the Company also measures its free cash flow. Free cash flow, a measure commonly employed by the financial community, is defined by the Company as cash flow from operating activities less capital expenditures including equipment held for rental, plus proceeds from the disposal of assets and unrealized currency gains or losses. During the first six months of fiscal 2001, the Company had negative free cash flow of $126.0 million compared to negative free cash flow of $89.2 million for the corresponding period in fiscal 2000 reflecting the strong seasonality of the second quarter and inventory built ahead of the peak-season demand.

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

Based on the first six months actual results together with prospects of lower interest rates and currency moderation, management reiterates its previously stated range of $1.55 to $1.60 in earnings per share for fiscal 2001 with a range for the third quarter of $.46 to $.50 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Company manages exposure to these risks principally through its regular operating and financing activities.

While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. Total interest bearing liabilities at January 31, 2001 consisted of $232 million in variable rate borrowing, $48 million in accounts receivable securitization and $4 million in fixed rate borrowing. At the current level of variable rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $2.0 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt.

The Company does not have a material exposure to financial risk from using derivative financial instruments to manage its foreign currency exposures. For additional information, reference is made to Item 7 in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2000.


INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. (the "Company") as of January 31, 2001, and the related condensed consolidated statements of income for the three month and six-month periods ended January 31, 2001 and 2000 and condensed consolidated statements of cash flows for the six-month periods ended January 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Baltimore, Maryland
February14, 2001

PART II  OTHER INFORMATION

ITEMS 1 - 5

None/not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

         15       Letter re:  Unaudited Interim Financial Information

         99       Cautionary Statements Pursuant to the Securities Litigation
                  Reform Act

(b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended January 31, 2001.



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