Form 10-Q
period 2001-04-30
JLG INDUSTRIES INC
filed 2001-06-14
CIK 216275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended April 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from                 to
                                   ---------------     --------------


                         Commission file number: 0-8454


                              JLG INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                      25-1199382
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

      1 JLG Drive, McConnellsburg, PA                     17233-9533
  (Address of principal executive offices)                (Zip Code)

               Registrant's telephone number, including area code:
                                 (7l7) 485-5161


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

The number of shares of capital stock outstanding as of June 12, 2001 was 41,923,939

                                TABLE OF CONTENTS


                                     PART 1

Item 1.    Financial Information.......................................    1

           Condensed Consolidated Balance Sheets.......................    1

           Condensed Consolidated Statements of Income.................    2

           Condensed Consolidated Statements of Cash
           Flows.......................................................    3

           Notes to Condensed Consolidated Financial
           Statements..................................................    4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................    7

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk.................................................   10

Independent Accountants' Review Report.................................   11

                                     PART II

Item 6.    Exhibits and Reports on Form 8-K............................   12

Signature  ............................................................   12

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)                                          April 30,          July 31,
                                                          2001              2000
                                                       ----------         ---------
                                                      (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                            $   9,728          $  25,456
  Trade receivables-net                                  202,303            172,511
  Inventories                                            276,929            147,991
  Other current assets                                    14,567             10,594
                                                       ---------          ---------
    Total current assets                                 503,527            356,552
Property, plant and equipment - net                      101,347            105,879
Equipment held for rental - net                           12,537             12,153
Lease receivables - net                                   35,689                 --
Goodwill - net                                           141,655            145,867
Other assets                                              24,588             33,136
                                                       ---------          ---------
                                                       $ 819,343          $ 653,587
                                                       =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                      $  20,109          $   9,184
  Accounts payable                                        97,362            116,616
  Accrued expenses                                        59,939             64,829
                                                       ---------          ---------
    Total current liabilities                            177,410            190,629
Long-term debt                                           262,956             89,118
Accrued post-retirement benefits                          23,612             22,943
Other long-term liabilities                                9,987             12,623
Provisions for contingencies                              17,629             14,223
Shareholders' equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Issued shares: 41,924 fiscal 2000 - 43,648             8,385              8,729
  Additional paid-in capital                              11,879             12,514
  Retained earnings                                      314,386            308,966
  Unearned compensation                                   (1,108)            (1,474)
  Accumulated other comprehensive income                  (5,793)            (4,684)
                                                       ---------          ---------
    Total shareholders' equity                           327,749            324,051
                                                       ---------          ---------
                                                       $ 819,343          $ 653,587
                                                       =========          =========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

                                                 Three Months Ended                   Nine Months Ended
                                                      April 30,                           April 30,
                                               2001              2000               2001               2000
                                            ---------          ---------          ---------          ---------
Net sales                                   $ 219,473          $ 291,564          $ 682,276          $ 716,427

Cost of sales                                 172,295            227,604            541,133            561,300
                                            ---------          ---------          ---------          ---------

Gross profit                                   47,178             63,960            141,143            155,127

Selling and administrative expenses            19,616             24,518             65,646             70,234
Product development expenses                    3,904              3,842             11,924             11,444
Goodwill amortization                           1,529              1,546              4,508              4,633
                                            ---------          ---------          ---------          ---------

Income from operations                         22,129             34,054             59,065             68,816

Other income (deductions):
  Interest expense                             (6,335)            (5,891)           (16,443)           (14,791)
  Miscellaneous, net                            1,143                482              2,719                545
                                            ---------          ---------          ---------          ---------

Income before taxes                            16,937             28,645             45,341             54,570

Income tax provision                            6,276             10,517             16,776             20,109
                                            ---------          ---------          ---------          ---------

Net income                                  $  10,661          $  18,128          $  28,565          $  34,461
                                            =========          =========          =========          =========

Earnings per common share                   $     .26          $     .41          $     .68          $     .79
                                            =========          =========          =========          =========

Earnings per common share -
  assuming dilution                         $     .25          $     .40          $     .67          $     .76
                                            =========          =========          =========          =========

Cash dividends per share                    $     .01          $     .01          $     .03          $    .025
                                            =========          =========          =========          =========


The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)                                                               Nine Months Ended
                                                                               April 30,
                                                                         2001              2000
                                                                      ---------          ---------
Operations
  Net income                                                          $  28,565          $  34,461
  Adjustments to reconcile net income to
   cash flow from operating activities:
    Gain on sale of joint venture                                        (1,008)                --
    Non-cash charges and credits:
      Depreciation and amortization                                      19,885             20,104
      Other                                                               6,477              3,672
    Changes in selected working capital items:
      Trade receivables                                                 (29,903)           (83,919)
      Inventories                                                      (128,929)           (64,166)
      Other operating assets and liabilities                            (28,001)            (4,280)
    Lease receivables                                                   (35,689)                --
    Changes in other assets and liabilities                                 (16)              (307)
                                                                      ---------          ---------
    Cash flow from operating activities                                (168,619)           (94,435)

Investments
  Net purchases of property, plant and equipment                         (8,737)           (16,723)
  Additions to equipment held for rental                                (19,904)           (24,293)
  Retirements of equipment held for rental                               17,402             26,526
  Proceeds from sale of joint venture                                     4,000                 --
                                                                      ---------          ---------
    Cash flow from investing activities                                  (7,239)           (14,490)

Financing
  Net increase in short-term debt                                        10,923              4,675
  Issuance of long-term debt                                            417,287            283,087
  Repayment of long-term debt                                          (243,446)          (186,289)
  Payment of dividends                                                   (1,279)            (1,106)
  Purchase of common stock                                              (22,201)            (6,789)
  Exercise of stock options and issuance of restricted awards              (529)             1,435
                                                                      ---------          ---------
    Cash flow from financing activities                                 160,755             95,013

Currency Adjustments
  Effect of exchange rate changes on cash                                  (625)              (590)
                                                                      ---------          ---------

Cash
  Net change in cash and cash equivalents                               (15,728)           (14,502)
  Beginning balance                                                      25,456             19,033
                                                                      ---------          ---------
  Ending balance                                                      $   9,728          $   4,531
                                                                      =========          =========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS APRIL 30, 2001 (in thousands, except per share data)
(Unaudited)


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

Interim results for the nine month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2000.

INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at April 30, 2001, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.

Inventories consist of the following:

                                          April 30,        July 31,
                                            2001             2000
                                          --------         --------
Finished goods                            $214,927         $ 97,858
Raw materials and work in process           63,517           52,775
                                          --------         --------
                                           278,444          150,633
Less LIFO provision                          1,515            2,642
                                          --------         --------
                                          $276,929         $147,991
                                          ========         ========

REPURCHASE OF CAPITAL STOCK

During the nine months ended April 30, 2001, the Company repurchased 1.7 million shares of its capital stock at an aggregate cost of $22.2 million. At April 30, 2001, the Company had Board authorization to repurchase an additional 2.5 million shares of its capital stock.

BASIC AND DILUTED EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for each of the periods ended April 30:

                                                          Three Months Ended              Nine Months Ended
                                                               April 30,                      April 30,
                                                         2001            2000            2001            2000
                                                       -------         -------         -------         -------
Net income                                             $10,661         $18,128         $28,565         $34,461
                                                       =======         =======         =======         =======

Denominator for basic earnings per share --
   weighted average shares                              41,699          43,701          42,271          43,897

Effect of dilutive securities - employee stock
   options and unvested restricted shares                  572           1,986             531           1,746
                                                       -------         -------         -------         -------

Denominator for diluted earnings per share --
   weighted average shares adjusted for
   dilutive securities                                  42,271          45,687          42,802          45,643
                                                       =======         =======         =======         =======

Earnings per common share                              $   .26         $   .41         $   .68         $   .79
                                                       =======         =======         =======         =======

Earnings per common share -
   assuming dilution                                   $   .25         $   .40         $   .67         $   .76
                                                       =======         =======         =======         =======

During the quarter ended April 30, 2001, options to purchase 1.1 million shares of capital stock with exercise prices ranging from $13.69 to $21.94 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the capital stock.

COMPREHENSIVE INCOME

On an annual basis, comprehensive income is disclosed in the Statement of Shareholders' Equity. This statement is not presented on a quarterly basis. The following table sets forth the components of comprehensive income for each of the periods ended April 30:

                                                     Three Months Ended              Nine Months Ended
                                                          April 30,                      April 30,
                                                    2001            2000            2001            2000
                                                  -------          -------         -------         -------
Net income                                        $10,661          $18,128         $28,565         $34,461
Aggregate currency translation adjustment            (456)             572             368             600
                                                  -------          -------         -------         -------
                                                  $10,205          $18,700         $28,933         $35,061
                                                  =======          =======         =======         =======

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

Business segment information consisted of the following for each of the periods ended April 30:

                                    Three Months Ended                    Nine Months Ended
                                         April 30,                            April 30,
                                 2001               2000               2001               2000
                               ---------          ---------          ---------          ---------
External sales:
  Machinery                    $ 189,636          $ 260,953          $ 590,929          $ 620,870
  Equipment services              29,837             30,611             91,347             95,557
                               ---------          ---------          ---------          ---------
                               $ 219,473          $ 291,564          $ 682,276          $ 716,427
                               =========          =========          =========          =========
Segment profit (loss):
  Machinery                    $  25,617          $  35,528          $  71,674          $  74,070
  Equipment services               3,585             10,168             15,907             29,346
  General corporate               (7,073)           (11,642)           (28,516)           (34,600)
                               ---------          ---------          ---------          ---------
                               $  22,129          $  34,054          $  59,065          $  68,816
                               =========          =========          =========          =========

The Company manufactures its products in the United States and sells these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations. Sales by geographic area were as follows for each of the periods ended April 30:

                         Three Months Ended                 Nine Months Ended
                              April 30,                         April 30,
                        2001             2000             2001             2000
                      --------         --------         --------         --------
United States         $168,775         $227,156         $520,681         $538,994
Europe                  38,487           49,431          124,409          131,948
Other                   12,211           14,977           37,186           45,485
                      --------         --------         --------         --------
                      $219,473         $291,564         $682,276         $716,427
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

With respect to all product liability claims of which the Company is aware, accrued liabilities of $17.3 million and $16.1 million were established at April 30, 2001 and July 31, 2000, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of April 30, 2001 and July 31, 2000, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE THIRD QUARTERS OF FISCAL 2001 AND 2000

Sales for the third quarter of fiscal 2001 were $219.5 million, a decrease of 25% over the $291.6 million in the comparable year-ago period. Machinery sales for the current quarter were $189.6 million, a decrease of $71.4 million, or 27%, from the $261.0 million for the comparable prior year quarter. The decrease is principally attributable to lower aerial work platform and material handler sales. Equipment Services sales for the current year quarter were $29.8 million, a slight decrease from the $30.6 million for the comparable prior year quarter.

Domestic sales for the third quarter of fiscal 2001 were $168.8 million, down 26% from the comparable year-ago period sales of $227.2 million. International sales for the third quarter of fiscal 2001 were $50.7 million, a decrease of 21% from the corresponding quarter of the previous year.

The Company's sales by product (in thousands) consisted of the following for the third quarter ended April 30:

                                                                   2001             2000
                                                                 --------         --------
Aerial work platforms                                            $149,250         $204,448
Material handlers                                                  23,660           40,409
Excavators                                                         16,726           16,096
Financing and leasing activities and after-sales service
  and support, including parts sales, equipment rentals,
  used equipment sales and rebuilt equipment                       29,837           30,611
                                                                 --------         --------
                                                                 $219,473         $291,564
                                                                 ========         ========

Gross profit margin was 21.5% for the third quarter of fiscal 2001 compared to the prior year quarter's 21.9%. The principal contributors to this reduction were the effect of a sale-leaseback of rental fleet assets; the lower sales volume and the fixed nature of certain manufacturing costs; and the strengthening of the U. S. dollar against foreign currencies, particularly the Euro, British pound and Australian dollar. These reductions were partially offset by ongoing cost savings initiatives and improved pricing.

Selling, administrative and product development expenses as a percent of sales were 10.7% for the current year third quarter compared to 9.7% for the prior year third quarter. In terms of dollars, these expenses were $4.8 million lower for the current quarter principally resulting from lower advertising, bonus and legal costs. The current quarter also includes the effect of the capitalization of software costs. In addition, the comparable year ago period included higher retirement plan charges resulting from early retirements and consulting costs.

The effective tax rate was 37% for the current and prior year quarters.

RESULTS FOR THE FIRST NINE MONTHS OF FISCAL 2001 AND 2000

Sales for the first nine months of fiscal 2001 were $682.3 million, down 5% over the $716.4 million in the comparable year-ago period. Machinery sales for the first nine months of fiscal 2001 were $590.9 million, a decrease of $30.0 million or 5% from the $620.9 million for the comparable prior year period. The decrease is principally attributable to lower aerial work platform and material handler sales. Equipment Services sales for the current year nine months were $91.3 million, a decrease of $4.2 million or 4% from the $95.6 million for the comparable prior year period. The first nine months of fiscal 2001 included the sale-leaseback of rental fleet assets in which the profit is deferred and amortized over the lease terms, while the same period of fiscal 2000 benefited from several large sales.

Domestic sales for the first nine months of fiscal 2001 were $520.7 million, down 3% from the comparable year-ago period sales of $539.0 million. International sales for the first nine months of fiscal 2001 were $161.6 million, down 9% from the corresponding period of the previous year.

The Company's sales by product (in thousands) consisted of the following for the nine months ended April 30:

                                                                   2001             2000
                                                                 --------         --------
Aerial work platforms                                            $485,484         $496,858
Material handlers                                                  60,651           78,899
Excavators                                                         44,794           45,113
Financing and leasing activities and after-sales service
  and support, including parts sales, equipment rentals,
  used equipment sales and rebuilt equipment                       91,347           95,557
                                                                 --------         --------
                                                                 $682,276         $716,427
                                                                 ========         ========

Gross profit margin was 20.7% for the first nine months of fiscal 2001 compared to the prior year period's 21.7%. The principal contributors to this reduction were the strengthening of the U. S. dollar against foreign currencies, particularly the Euro, British pound and Australian dollar, competitive pricing pressures and the effect of the rental fleet sale-leaseback transactions. These reductions were partially offset by ongoing cost savings initiatives.

Selling, administrative and product development expenses as a percent of sales were 11.4% for the first nine months of fiscal 2001 and 2000. In terms of dollars, these expenses were $4.1 million lower for the current quarter principally resulting from lower advertising, bonus and legal costs during the current year nine months. The current year period also includes the effect of the capitalization of software costs. Partially offsetting these decreases were higher consulting costs and pension charges resulting from early retirements in the comparable year ago period.

The increase in interest charges of $1.7 million for the first nine months of fiscal 2001 compared to the same period of last year was principally due to increased investment in inventories and receivables.

Miscellaneous expense included currency losses of $519 thousand in the first nine months of fiscal 2001 compared to $1.8 million in the corresponding prior year period. The current year period also benefited from a $1.0 million gain on the sale of the Company's interest in its Brazilian joint venture.

The effective tax rate was 37% for the current and prior year periods.

FINANCIAL CONDITION

Cash flow used in operating activities was $168.6 million for the first nine months of fiscal 2001 versus $94.4 million in the comparable period of fiscal 2000. The increase in cash usage was primarily driven by increased investment in receivables and inventories. Receivables reflect higher financing activities and extended payment terms which were partially offset by $48.5 million in securitization. The Company has implemented production adjustments to significantly reduce inventories by the end of its fiscal year.

Investing activities during the first nine months of fiscal 2001 used $7.2 million of cash compared to $14.5 million for last year's comparable period. The improvement in cash used by investing activities for the first nine months of fiscal 2001 resulted principally from lower capital expenditures compared to the prior year period.

Financing activities provided cash of $160.8 million for the first nine months of fiscal 2001 compared to $95.0 million for the first nine months of fiscal 2000. The increase in cash provided from financing activities largely resulted from higher borrowings under the Company's credit facilities due to the working capital investments discussed above. Pursuant to the Company's share repurchase program, the first nine months of fiscal 2001 included the repurchase of 1.7 million shares at an aggregate cost of $22.2 million.

At April 30, 2001, the Company had unused credit lines totaling $91.3 million. In order to meet its future cash requirements, the Company intends to use internally generated funds and to borrow under its credit facilities. Based on its forecasting process, the Company believes that these resources will be sufficient to meet its cash requirements over the next 12 months, including $8.6 million in capital expenditures and start-up costs related to commencing aerial work platform assembly in Europe.

In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statements of Cash Flows, the Company also measures its free cash flow. Free cash flow, a measure commonly employed by the financial community, is defined by the Company as cash flow from operating activities less capital expenditures including equipment held for rental, plus proceeds from the disposal of assets and unrealized currency gains or losses. During the first nine months of fiscal 2001, the Company had negative free cash flow of $175.5 million compared to negative free cash flow of $108.0 million for the corresponding period in fiscal 2000.

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

Economic factors affecting demand for the Company's products remain mixed. Nonetheless, management's expectations for the fourth quarter and beginning of fiscal 2002 compared to the prior periods are that North American demand for aerial work platforms and telescopic material handlers will decline and that sources of financing for North America and European customers to purchase the Company's equipment will continue to be more limited.

Accordingly, following a managed reduction of production levels during the first half of the quarter, on June 14, 2001, the Company announced a broader plan to reposition its operations to more appropriately align its costs with its business and further enhance the Company's competitive advantage. The plan includes the permanent closure of one of two facilities in Bedford, Pennsylvania, during the first quarter of fiscal 2002. Operations at this 75,000-square-foot facility will relocate to other Company plants where improved manufacturing processes have increased capacity and flexibility. The closing will result in a reduction of approximately 265 people over the course of the next two months. In addition, aligning the workforce with current economic conditions at other facilities will result in a further reduction of approximately 370 people during the fourth quarter for a total of 635 people.

The broad plan involves an estimated one-time pre-tax charge of $16 million to be taken in the fiscal fourth quarter. Of the $16 million, approximately $5 million is associated with the personnel reductions and plant closing, $9 million reflects current period charges due to idle facilities associated with the fourth quarter production shutdowns and a revaluation of used equipment inventory, primarily non-JLG branded units. The remaining $2 million includes costs relating to restructuring of existing distribution relationships in Europe and the Pacific Rim regions. Finished goods inventories are unaffected by the charge, but will be significantly reduced by fourth quarter-end due to lower production levels and projected sales. Cash charges total $6 million out of the $16 million. The estimated impact on fourth quarter earnings will be $.24 per diluted share.

Updating its previously announced plans for European sourcing and manufacturing, the Company also announced that it intends to open a European aerial work platform assembly facility in Belgium during the first quarter of fiscal year 2002. Management believes this initiative will enable the Company to enhance its manufacturing, customer service and support by the establishment of a European based manufacturing and procurement capability and to potentially obtain other cost reductions through local incentive programs. Management anticipates a reduction in the Company's freight costs and lead times as well as better insight and increased responsiveness to the Company's customer base in Europe. In addition, management expects that local sourcing of components will provide a natural hedge to fluctuations in selling prices resulting from currency swings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Company manages exposure to these risks principally through its regular operating and financing activities.

While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. Total interest bearing liabilities at April 30, 2001 consisted of $279 million in variable rate borrowing, $49 million in accounts receivable securitization and $4 million in fixed rate borrowing. At the current level of variable rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $2.0 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt.

The Company does not have a material exposure to financial risk from using derivative financial instruments to manage its foreign currency exposures. For additional information, reference is made to Item 7 in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2000.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. as of April 30, 2001, and the related condensed consolidated statements of income for the three month and nine-month periods ended April 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine-month periods ended April 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



                                                          /s/ Ernst & Young LLP
Baltimore, Maryland
May 14, 2001

PART II  OTHER INFORMATION

ITEMS 1 - 5

None/not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

         10.1 JLG Industries, Inc. Supplemental Executive Retirement Plan Effective September 6, 2000

         10.2 JLG Industries, Inc. Stock Incentive Plan, amended and restated as of May 23, 2001

         15       Letter re: Unaudited Interim Financial Information

         99       Cautionary Statements Pursuant to the Securities Litigation
                  Reform Act

(b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended April 30, 2001.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who is also signing in his capacity as principal financial officer.

                                              JLG INDUSTRIES, INC.
                                              (Registrant)


                                              /s/ James H. Woodward, Jr.
                                              ---------------------------
                                              James H. Woodward, Jr.
                                              Senior Vice President and
                                              Chief Financial Officer