Form 10-K
period 2001-07-31
JLG INDUSTRIES INC
filed 2001-10-09
CIK 216275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
                     For the fiscal year ended July 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
                    For the transition period from        to

                         Commission file number: 0-8454

                              JLG INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  PENNSYLVANIA                                25-1199382
        -------------------------------                    ----------------
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification No.)

        1 JLG DRIVE, MCCONNELLSBURG, PA                       17233-9533
    ----------------------------------------                  ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At September 17, 2001, there were 43,662,505 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the Registrant at that date was $475,717,112.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                TABLE OF CONTENTS

ITEM
                                     PART I

1.     BUSINESS...........................................................  1
           Machinery......................................................  1
           Equipment Services.............................................  1
           Marketing and Distribution.....................................  2
           Product Development............................................  2
           Competition....................................................  2
           Material and Supply Arrangements...............................  3
           Product Liability..............................................  3
           Employees......................................................  3
           Foreign Operations.............................................  3
           Executive Officers of the Registrant...........................  3
2.     PROPERTIES.........................................................  4
3.     LEGAL PROCEEDINGS..................................................  4
4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  4

                                     PART II

5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS..................................  5
6.     SELECTED FINANCIAL DATA............................................  6
7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................  8
8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................ 11
           Consolidated Balance Sheets.................................... 11
           Consolidated Statements of Income.............................. 12
           Consolidated Statements of Shareholders' Equity................ 13
           Consolidated Statements of Cash Flows.......................... 14
           Notes to Consolidated Financial Statements..................... 15
           Report of Management .......................................... 26
           Report of Ernst & Young LLP, Independent Auditors.............. 27
9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................... 28

                                    PART III

10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................. 28
11.    EXECUTIVE COMPENSATION............................................. 28
12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.................................................. 28
13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 28

                                     PART IV

14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K............................................. 28
           Financial Statement Schedule................................... 28
           Exhibits....................................................... 28
SIGNATURES ............................................................... 30

                                     PART I

ITEM 1.  BUSINESS

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

Machinery

Aerial work platforms are designed to permit workers to position themselves, their tools and materials effectively and quickly in elevated work areas that otherwise might have to be reached by the erection of scaffolding, by the use of ladders, or through other devices. Aerial work platforms consist of boom, scissor and vertical mast lifts. These work platforms are mounted at the end of telescoping and/or articulating booms or on top of scissor-type or other vertical lifting mechanisms, which, in turn, are mounted on mobile chassis. Various standard accessories for specified end-user applications also may be incorporated into certain work platform models. The Company offers aerial work platforms powered by electric motors, gasoline, diesel, or propane engines. All of the Company's aerial work platforms are designed for stable operation in elevated positions.

JLG boom lifts are especially useful for reaching over machinery and equipment that is mounted on floors and for reaching other elevated positions not effectively approached by other vertical lifting devices. The Company produces boom lift models of various sizes with platform heights of up to 150 feet. The boom may be rotated up to 360 degrees in either direction, raised or lowered from vertical to below horizontal, and extended while the work platform remains horizontal and stable. These machines can be maneuvered forward or backward and steered in any direction by the operator from the work platform, even while the boom is extended. Boom-type models have standard-sized work platforms, which vary in size up to three by eight feet, and the rated lift capacities range from 500 to 1,000 pounds.

JLG scissor lifts are designed to provide larger work areas, and generally to allow for heavier loads than boom lifts. Scissor lifts may be maneuvered in a manner similar to boom lifts, but the platforms may be extended only vertically, except for an available option that extends the deck horizontally up to six feet. Scissor lifts are available in various models, with maximum platform heights of up to 50 feet and various platform sizes up to six by 14 feet. The rated lift capacities range from 500 to 2,500 pounds.

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

Gradall rough-terrain, variable-reach material handlers are typically used by residential, non-residential and institutional building contractors for lifting, transporting and placing a wide variety of materials at their point of use or storage. The Company manufactures and markets rough-terrain, variable-reach material handlers with rated lift capacities ranging from 6,000 to 10,000 pounds, lifting heights of up to 55 feet and a variety of material handling attachments.

Gradall excavators are distinguished from other types of excavators by their telescoping, rotating booms. The boom's armlike motion increases the machine's versatility, maximizing the potential of the machine to use a wide variety of attachments. Excavators are typically used by contractors and government agencies for ditching, sloping, finish grading, general maintenance and infrastructure projects. Standard models include track-mounted, wheel-mounted, and highway-speed wheel-mounted excavators. Specialized excavator models are used in mining and hazardous waste removal applications.

Equipment Services

The Company's Equipment Services operations focus on financing and leasing activities and after-sales service and support activities, including replacement parts sales, equipment rentals, used equipment sales and reconditioned equipment. The Company believes that availability of these services is a significant factor prompting customers to select the Company's equipment over competing brands and in earning overall customer satisfaction.

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

The Company supports the sales, service, and rental programs of its customers with product advertising, co-operative promotional programs, major trade show participation, and training programs covering service, products and safety. The Company supplements domestic sales and service support to its international customers through its overseas facilities in Australia, Germany, Italy, Norway, Poland, South Africa, Spain, Sweden and the United Kingdom, and joint ventures in Thailand and The Netherlands.

To facilitate the sale of its products, the Company provides an array of financing and leasing services to its customers and end-users through its wholly owned subsidiary Access Financial Solutions, Inc. These programs provide customers with competitive equipment financing solutions tailored to meet their individual economic, capital structure and operational requirements.

Marketing and Distribution

The Company's products are marketed internationally through independent rental companies and distributors who rent and sell the Company's products and provide service support as well as other sales and service branches or organizations in which the Company holds equity positions. North American customers are located in all 50 states in the U.S., as well as in Canada and Mexico. International customers are located in Europe, the Asia/Pacific region, Australia, Japan and South America. The Company has branches or owns controlling interests in sales and service operations in Germany, South Africa, Italy, Spain, Sweden, Norway, Poland, the United Kingdom and Australia, and is a party to joint venture arrangements which serve as a distributor in Thailand and as a rental operation in The Netherlands.

Sales to one customer accounted for 20% and 19% of the Company's consolidated sales for the years ended July 31, 2001 and 2000, respectively. For 2000, sales to another customer amounted to 13% of sales.

Certain of the Company's operations have been certified as meeting ISO 9001 and 9002 standards. The Company believes that certification is valuable because a number of customers require certification as a condition to doing business.

Product Development

The Company invests significantly in product development and diversification, including improvement of existing products and modification of existing products for special applications. Product development expenditures totaled $15,858,000, $15,751,000 and $9,279,000 for the fiscal years 2001, 2000 and 1999, respectively.

The Company has various registered trademarks and patents relating to its products and business. While the Company considers them to be beneficial in the operation of its business, the Company is not dependent on any single patent or trademark or group of patents or trademarks.

Competition

The Company operates in the global construction and industrial equipment market. The Company's competitors range from some of the world's largest multi-national industrial equipment manufacturers to small single-product niche manufacturers. Within this global market segment, the Company faces competition principally from nine significant aerial work platform manufacturers and approximately 26 smaller manufacturers, 11 major variable-reach material handler manufacturers and numerous other manufacturers of other products such as boom trucks, cherry pickers, mast climbers, straight mask and truck-mounted forklifts, rough- and all-terrain and truck-mounted cranes, portable material lifts and various types of earth moving equipment that offer similar or overlapping functionality to the Company's products. The Company believes it is the world's leading manufacturer of boom lifts and scissor lifts and is one of the world's leading manufacturers of vertical mast lifts and variable-reach material handlers. The Company is currently a niche provider of excavators, but within the narrow category of highway-speed, wheeled, telescoping excavators, the Company believes that it is the world's leading supplier.

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

Product Liability

Because the Company's products are used to elevate and move personnel and materials above the ground, use of the Company's products involves exposure to personal injury, as well as property damage, particularly if operated improperly or without proper maintenance. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance claims adjustment firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Reserves are based on actual incidents and do not necessarily directly relate to sales activity. Based upon the Company's best estimate of anticipated losses, product liability costs approximated 0.7%, 0.6% and 0.8% of net sales, for the years ended July 31, 2001, 2000 and 1999, respectively.

For additional information relative to product liability insurance coverage and cost, see the note entitled Commitments and Contingencies of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

Employees

The Company had 3,300 and 3,770 persons employed as of July 31, 2001 and 2000, respectively. The Company believes its employee relations are good. Approximately 10% of the Company's employees are represented by a union under a contract which expires April 20, 2003.

Foreign Operations

The Company manufactures its products in the U.S. for sale throughout the world. Sales to customers outside the U.S. were 26%, 24% and 27% of total net sales for 2001, 2000 and 1999, respectively. Sales to European customers were 19%, 17% and 19% of total net sales for 2001, 2000 and 1999, respectively.

Executive Officers of the Registrant
                                Positions with the Company and business
                                experience during past five years
 Name                    Age    (date of initial election)
 ----                    ---    --------------------------

 William M. Lasky        54     Chairman of the Board, President and Chief
                                Executive Officer (2001); prior to 2000,
                                President and Chief Executive Office; prior to
                                2000, President and Chief Operating Officer;
                                prior to 1999, President, Dana Corporation,
                                Worldwide Filtration Products Group; prior to
                                1997, President, Dana Corporation, North America
                                Filtration Group.

 Peter L. Bonafede, Jr.   51    Senior Vice President - Manufacturing (2000);
                                prior to 2000, President, Global Chemical
                                Technologies; prior to 1999, Vice President and
                                General Manager, Ingersoll-Rand Company,
                                Blaw-Knox Division; prior to 1997, Plant
                                Manager, Federal-Mogul Corporation.

 Geoff G. Campbell        39    Senior Vice President - International Operations
                                (2001); prior to 2000, Vice President -
                                International Sales; prior to 1998, General
                                Manager - JLG Australia.

 Craig E. Paylor          45    Senior Vice President - Sales and Market
                                Development (1999); prior to 1999, Vice
                                President - Sales and Marketing.

 Barry L. Phillips        60    President and Chief Executive Officer, Gradall
                                Industries, Inc. (1995).

 Thomas D. Singer         49    Senior Vice President, General Counsel and
                                Secretary (2001); prior to 2000, Vice President,
                                General Counsel and Assistant Secretary.

 James H. Woodward, Jr.   48    Senior Vice President and Chief Financial
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

ITEM 2.  PROPERTIES

The Company owns and operates six facilities in Pennsylvania and Ohio containing manufacturing and office space, totaling 1.8 million square feet and situated on 285 acres of land. The Company's properties are considered to be in good operating condition, well-maintained and suitable for their present purposes. The Company's McConnellsburg and Bedford, Pennsylvania facilities are encumbered as security for long-term borrowings. The Company also leases an 80,000-square-foot manufacturing facility in Belgium and many small distribution, administration or service facilities throughout the world. The Company has announced a rationalization plan that includes the permanent closure of one its facilities in Bedford, Pennsylvania, during the first quarter of fiscal 2002. Operations at this 75,000-square-foot facility on Weber Lane have been relocated to other Company plants and the Company has placed the property for sale.

ITEM 3.  LEGAL PROCEEDINGS

The Company makes provisions relating to probable product liability claims. For information relative to product liability claims, see the note entitled Commitments and Contingencies of the Notes to Consolidated Financial Statements,
Item 8 of Part II and the discussion in Part I, Item 1 of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's capital stock is traded on the New York Stock Exchange under the symbol JLG. The table below sets forth the high and low closing prices and average shares traded daily for the past two fiscal years.

------------------------------------------------------------------------------------------------------------
                                                                                  Average Shares
                                    Price per Share                                Traded Daily
Quarter            -----------------------------------------------------------------------------------------
Ended                          2001                        2000                 2001            2000
------------------------------------------------------------------------------------------------------------
                      High            Low          High            Low
October 31           $13.94          $9.44        $19.13         $12.63       175,214          101,175
January 31           $15.13          $9.63        $17.00          $8.44       156,848          287,977
April 30             $13.97         $11.46        $10.56          $6.75       171,138          228,787
July 31              $12.35         $10.77        $12.88          $8.94        97,781          141,606
------------------------------------------------------------------------------------------------------------

The Company's quarterly cash dividend rate is currently $.01 per share, or $.04 on an annual basis. The dividend rate was increased to the current rate in November 1999, prior to which the rate had been $.005 per share.

As of September 12, there were approximately 2,100 shareholders of record of the Company's capital stock and another 15,000 shareholders in street names.

ITEM 6.  SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY
(in thousands of dollars, except per share data and number of employees)

------------------------------------------------------------------------------------------------------------------------------------
Years ended July 31                                                           2001                 2000                1999
------------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Net sales                                                                 $963,872           $1,056,168            $720,224
Gross profit                                                               188,794              231,086             166,953
Selling, administrative and
  product development expenses                                           (104,585)            (109,434)            (75,431)
Goodwill amortization                                                      (6,052)              (6,166)               (750)
Restructuring charge                                                       (4,402)                   --                  --
Income (loss) from operations                                               73,755              115,486              90,772
Interest expense                                                          (22,195)             (20,589)             (1,772)
Other income (expense), net                                                  2,737                1,146               2,016
Income (loss) before taxes                                                  54,297               96,043              91,016
Income tax (provision) benefit                                            (20,091)             (35,536)            (29,745)
Net income (loss)                                                           34,206               60,507              61,271

PER SHARE DATA
Earnings per common share                                                     $.81                $1.39               $1.40
Earnings per common share - assuming dilution                                  .80                 1.37                1.36
Cash dividends                                                                 .04                 .035                 .02

PERFORMANCE MEASURES
Return on sales                                                               3.5%                 5.7%                8.5%
Return on average assets                                                      4.4%                 8.5%               17.3%
Return on average shareholders' equity                                       10.5%                20.8%               28.1%

FINANCIAL POSITION
Working capital                                                           $254,752             $165,923            $176,315
Current assets as a percent of current liabilities                            250%                 187%                226%
Property, plant and equipment, net                                          98,403              105,879             100,534
Total assets                                                               825,589              653,587             625,817
Total debt                                                                 299,187               98,302             175,793
Shareholders' equity                                                       333,441              324,051             271,283
Total debt as a percent of total capitalization                                47%                  23%                 39%
Book value per share                                                          7.91                 7.42                6.13

OTHER DATA
Product development expenditures                                           $15,858              $15,751              $9,279
Capital expenditures, net of retirements                                    10,685               22,251              24,838
Net additions (retirements) to rental fleet                                 12,437              (8,016)               4,645
Depreciation and amortization                                               28,775               25,970              19,530
Employees                                                                    3,300                3,770               3,960


This summary should be read in conjunction with Management's Discussion and Analysis. All share and per share data have been adjusted for the two-for-one stock splits distributed in April and October 1995, and the three-for-one stock split distributed in July 1996. Amounts subsequent to 1998 reflect the acquisition of Gradall Industries, Inc. in June 1999.

-----------------------------------------------------------------------------------------------------------------------------------
       1998           1997            1996              1995             1994              1993              1992             1991
-----------------------------------------------------------------------------------------------------------------------------------
   $530,859       $526,266        $413,407          $269,211         $176,443          $123,034          $110,479          $94,439
    128,157        130,005         108,716            65,953           42,154            28,240            22,542           20,113

    (55,388)       (56,220)        (44,038)          (33,254)         (27,147)          (23,323)          (22,024)         (21,520)
         --             --              --                --               --                --                --               --
     (1,689)        (1,897)             --                --               --                --            (4,922)          (2,781)
     71,080         71,888          64,678            32,699           15,007             4,917            (4,404)          (4,188)
       (254)          (362)           (293)             (376)            (380)             (458)           (1,218)          (1,467)
       (356)          (288)          1,281               376              (24)              180              (149)            (707)
     70,470         71,238          65,666            32,699           14,603             4,639            (5,771)          (6,362)
    (23,960)       (25,090)        (23,558)          (11,941)          (5,067)           (1,410)            2,733            3,122
     46,510         46,148          42,108            20,758            9,536             3,229            (3,038)          (3,240)

      $1.07          $1.06            $.98              $.49             $.23              $.08             ($.07)           ($.08)
       1.05           1.04             .96               .48              .23               .08              (.07)            (.08)
        .02            .02            .015             .0092            .0083                --              .005            .0208

        8.8%           8.8%           10.2%              7.7%             5.4%              2.6%             (2.8%)           (3.4%)
       17.9%          21.7%           28.5%             20.2%            12.1%              4.6%             (4.0%)           (4.2%)
       26.2%          33.6%           47.9%             37.1%            23.8%              8.5%             (7.9%)           (7.7%)

   $122,672        $84,129         $71,807           $45,404          $32,380           $26,689           $33,304          $36,468
        248%           218%            226%              216%             208%              217%              268%             266%
     57,652         56,064          34,094            24,785           19,344            13,877            13,511           13,726
    307,339        248,374         182,628           119,708           91,634            72,518            73,785           74,861
      3,708          3,952           2,194             2,503            7,578             4,471            12,553           14,175
    207,768        160,927         113,208            68,430           45,706            38,939            37,186           38,596
          2%             2%              2%                4%              14%               10%               25%              27%
       4.71           3.68            2.61              1.60             1.09               .89               .86              .90

     $9,579         $7,280          $6,925            $5,542           $4,373            $3,385            $3,628           $3,430
     13,577         29,757          16,668             8,618            7,762             3,570             1,364            1,637
      5,377         14,199           9,873             1,548            1,455               273             3,470              534
     15,750         10,389           6,505             3,875            2,801             2,500             2,569            1,953
      2,664          2,686           2,705             2,222            1,620             1,324             1,014            1,182


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $34.2 million, or $.80 per share on a diluted basis, for 2001, compared to net income of $60.5 million, or $1.37 per share on a diluted basis, for 2000. As more fully described in the note entitled Repositioning and Restructuring Costs to the Consolidated Financial Statements, earnings for 2001 included a non-recurring charge of $15.8 million ($10.0 million net of tax) related to repositioning its operations to more appropriately align its costs with its business activity. Excluding this non-recurring loss, net income for 2001 would have been $44.2 million, or $1.04 per share on a diluted basis.

RESULTS OF OPERATIONS

For the year ended July 31, 2001, sales were $964 million, down 9% from the $1.056 billion reported for 2000. Machinery sales were $845 million for 2001, a decrease of $86 million, or 9%, from the $931 million for 2000. The reduction was primarily attributable to reduced North American aerial work platform and material handler sales resulting from weakening in the Company's markets for these products. Partially offsetting this decline were stronger sales in Europe. Equipment Services sales for 2001 were $119 million, down $6 million or 5% compared to prior year. The reduction primarily resulted from lower sales of used equipment partially offset by increased revenues from replacement parts and financial products.

For the year ended July 31, 2000, sales were $1.056 billion, up 47% from the $720 million reported for 1999. The acquisition of Gradall in June 1999 represented $177 million or 53% of the increase. Machinery sales were $931 million for 2000, an increase of $286 million, or 44%, from the $645 million for 1999. The increase included $158 million resulting from the acquisition of Gradall and gains across substantially all product classes and markets. Equipment Services sales for 2000 were $125 million, up $50 million or 67% compared to prior year. The increase in Equipment Services sales was attributable to sales of used equipment obtained primarily from trade-ins and sales resulting from a reduction in the Company's rental fleet as customers exercised purchase options converting rentals to sales.

The Company's sales by product (in thousands) consisted of the following for the years ended July 31:

                                                          2001             2000              1999
                                                          ----             ----              ----
         Aerial work platforms                        $691,476         $745,155          $617,290
         Material handlers                              87,704          125,749             7,295
         Excavators                                     65,500           60,144            18,367
         Financing and leasing activities and
           after-  sales service and support,
           including parts sales, equipment
           rentals, used equipment sales and           119,192          125,120            77,272
           reconditioned equipment
                                                    ----------------------------------------------
                                                      $963,872       $1,056,168          $720,224
                                                    ----------------------------------------------

International sales for 2001 were $254 million, up 2% from 2000. As a percentage of sales, international sales were 26%, 24% and 27% of total net sales for 2001, 2000 and 1999, respectively. The increase in the percentage for 2001 primarily resulted from stronger European sales and a reduction in North American machinery sales as discussed above. The decrease in the percentage from 2000 to 2001 was due principally to the weighting resulting from the Gradall acquisition.

Gross profit, as a percent of sales, decreased to 20% in 2001 from 22% in 2000. The principal contributors to this reduction were the strengthening of the U. S. dollar against foreign currencies, particularly the Euro, British pound and Australian dollar and competitive pricing pressures. These reductions were partially offset by the effect of ongoing cost savings initiatives and a more profitable product mix. Gross profit, as a percent of sales, decreased to 22% in 2000 from 23% in 1999. Gross profit was adversely affected by continuing pricing pressure, including the significant rise in the value of the U.S. dollar against foreign currencies, particularly the Euro, and the impact of additional price discounts associated with the acceptance of trade-ins to displace competitor products during the year. The gross profit margin was favorably affected by the Company's cost reduction programs.

Selling, administrative and product development expenses as a percentage of sales were 11% for fiscal 2001 compared to 10% for 2000 and 1999. The increase in selling, administrative and product development costs for 2001 compared to 2000 was primarily due to increased payroll and related costs partially offset by lower bonus costs. For 2000, the $34 million increase in selling, administrative and product development costs compared to 1999 was principally a result of the acquisition of Gradall in June 2000 which totaled $17 million, increased sales and service activities, higher employee retirement expenses and increased bad debt provisions.

For 2001 and 2000, goodwill amortization was $6.1 million and $6.2 million, respectively, primarily due to the Gradall acquisition in 1999. The increase in interest expense for 2001 was due to an increase in average borrowings to fund the finance receivables and increased inventory investments. The increase in interest expense for 2000 was due to an increase in average borrowings to fund the Gradall acquisition and seasonal working capital investments.

The effective income tax rates were 37%, 37% and 33% for 2001, 2000 and 1999, respectively. The increase in the 2001 and 2000 effective tax rate was principally due to goodwill charges not being tax deductible.

FINANCIAL CONDITION

Cash flow used in operating activities was $168.5 million for 2001 versus cash generated of $105.7 million in 2000. The 2001 increase in cash usage was primarily driven by investments in finance receivables and inventories and a reduction in accounts payable due to lower production levels. The Company continues to actively manage its inventory levels through the use of selected production adjustments and manpower reductions. The increase in cash flow from operations for 2000 was primarily due to proceeds received from the sale of a portion of the Company's accounts receivable and an increase in the days purchases outstanding. Partially offsetting these benefits was an increase in inventory due to higher sales activity.

Investing activities during 2001 used $24.7 million of cash compared to $14.2 million for 2000. The increase in cash used by investing activities for 2001 resulted principally from lower capital investments compared to the prior year period. In addition, the Company increased its rental fleet during 2001 resulting in a net increase of $12.4 million compared to a reduction of $8.0 million in 2000.

Financing activities provided cash of $176.9 million for 2001 compared to $84.3 million used for 2000. The increase in cash provided from financing activities largely resulted from higher borrowings under the Company's credit facilities due to the working capital investments discussed above. Pursuant to the Company's share repurchase program, 2001 included the repurchase of 1.7 million shares at an aggregate cost of $22.2 million. The cash usage in 2000 was primarily due to debt reduction.

At July 31, 2001, the Company had unused credit lines totaling $80.1 million. In order to meet its future cash requirements, the Company intends to use internally generated funds and to borrow under its credit facilities. Based on its forecasting process, the Company believes that these resources will be sufficient to meet its cash requirements over the next 12 months. At July 31, 2001, the Company's credit facilities required the Company to maintain an EBITDA to leverage ratio of not greater than 3 to 1 and an interest coverage ratio of not less than 4 to 1. The Company was not in compliance with these requirements at July 31, 2001. On October 4, 2001, the Company received waivers related to its non-compliance as of July 31, 2001 and the Company entered an amendment to the credit facility which principally revised certain financial and other covenants to provide greater flexibility for the activities of the Company's financial services business (Access Financial Solutions) investment in finance receivables which was not contemplated at the time the Company entered into the original debt agreement. Based on the amendment to the credit facility and its forecasted ability to comply with the revised covenants, the Company continues to classify this debt as long-term.

In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statements of Cash Flows, the Company also measures its free cash flow. Free cash flow, a measure commonly employed by the financial community, is defined by the Company as cash flow from operating activities less capital expenditures including equipment held for rental, plus proceeds from the disposal of assets and unrealized currency gains or losses. During fiscal 2001, the Company had negative free cash flow of $192.5 million compared to positive free cash flow of $92.3 million for fiscal 2000. The change was attributable principally to the same factors impacting cash flow as described above.

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

Management expects the first half of fiscal 2002 to be challenging due to recessionary conditions and capital markets uncertainty that existed prior to the events of September 11 and that have exacerbated since then. Accordingly, the Company's current business plan anticipates first half sales to be down 20 to 25% below fiscal 2001 levels. However, management forecasts the beginning of a recovery during the second half of fiscal 2002 and anticipates full year sales to be stable year-over-year. Combined with the Company's cost reduction activities, adoption of SFAS No. 142 (pertaining to amortization of goodwill) commencing August 1, 2001, and assuming timely economic recovery, the Company is forecasting fiscal 2002 earnings per share in the range of $1.13 to $1.20.

MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks principally through its regular operating and financing activities.

While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. At July 31, 2001, total short-term and long-term debt outstanding and accounts receivable securitization was $350.4 million, consisting of $345.5 million in variable-rate borrowing and $5 million in fixed-rate borrowing. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $1.7 million. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed-rate debt.

The Company manufactures its products in the United States and sells these products in that market as well as international markets, principally Europe and Australia. As a result of the sales of its products in foreign markets, the Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies resulting from transactions in foreign markets. At July 31, 2001, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would have the result of reducing gross profits for the year ended July 31, 2001 by approximately $20 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

In addition to the direct effects of changes in exchange rates, such changes also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

The Company enters certain foreign currency contracts, principally forward exchanges, to manage some of its foreign exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. Through its foreign currency hedging activities, the Company seeks primarily to minimize the risk that cash flows resulting from the sales of its products will be affected by changes in exchange rates.

During the year, the Company entered into certain currency forward contracts to mitigate its economic risk to foreign exchange risk that qualify as derivative instruments under Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). However, the Company has not designated these instruments as hedge transactions under FAS 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings. These foreign currency contracts have not historically been material to the Company's financial position and results of operations.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

                                                                                                          July 31
                                                                                    -----------------------------------------
(in thousands, except per share data)                                                               2001             2000
-----------------------------------------------------------------------------------------------------------------------------
ASSETS                  Current Assets
                        Cash and cash equivalents                                                 $9,254            $25,456
                        Accounts receivable, less allowance for doubtful accounts
                          of $5,586 in 2001 and $5,203 in 2000                                   189,913            172,511
                        Finance receivables, less provision for losses of $958                    16,760                 --
                        Inventories                                                              189,841            147,991
                        Other current assets                                                      18,787             10,594
                                                                                        ------------------------------------
                          Total Current Assets                                                   424,555            356,552
                        Property, Plant and Equipment
                        Land and improvements                                                      8,113              8,787
                        Buildings and improvements                                                52,737             53,420
                        Machinery and equipment                                                  114,776            108,073
                                                                                        ------------------------------------
                                                                                                 175,626            170,280
                        Less allowance for depreciation                                           77,223             64,401
                                                                                        ------------------------------------
                                                                                                  98,403            105,879
                        Equipment Held for Rental, net of accumulated depreciation
                          of $4,409 in 2001 and $3,608 in 2000                                    20,002             12,153
                        Finance Receivables                                                      115,071                 --
                        Goodwill, net of accumulated amortization of $12,968 in
                          2001 and $6,916 in 2000                                                140,164            145,867
                        Other Assets                                                              27,394             33,136
                                                                                        ------------------------------------
                                                                                                $825,589           $653,587
                                                                                        ====================================
LIABILITIES AND         Current Liabilities
SHAREHOLDERS'           Short-term debt                                                          $21,685             $8,521
EQUITY                  Current portion of long-term debt                                            508                663
                        Accounts payable                                                          76,723            116,616
                        Accrued payroll and related taxes                                          5,571             16,633
                        Accrued warranty                                                           9,531              6,949
                        Other current liabilities                                                 55,785             41,247
                                                                                        ------------------------------------
                          Total Current Liabilities                                              169,803            190,629
                        Long-term Debt                                                           276,994             89,118
                        Accrued Post-retirement Benefits                                          23,757             22,943
                        Other Long-term Liabilities                                                9,601             12,623
                        Provisions for Contingencies                                              11,993             14,223
                        Shareholders' Equity
                        Capital stock:
                          Authorized shares: 100,000 at $.20 par value
                          Issued and outstanding shares:  2001 - 42,144 shares;
                            2000 -  43,648 shares                                                  8,429              8,729
                        Additional paid-in capital                                                14,256             12,514
                        Retained earnings                                                        319,607            308,966
                        Unearned compensation                                                    (3,377)            (1,474)
                        Accumulated other comprehensive income                                   (5,474)            (4,684)
                                                                                        ------------------------------------
                          Total Shareholders' Equity                                             333,441            324,051
                                                                                        ------------------------------------
                                                                                                $825,589           $653,587
                                                                                        ====================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                             Years Ended July 31
                                                          ------------------------------------------------
(in thousands, except per share data)                               2001            2000             1999
----------------------------------------------------------------------------------------------------------
Net Sales                                                       $963,872       $1,056,168        $720,224

Cost of sales                                                    775,078          825,082         553,271
                                                          ------------------------------------------------

Gross Profit                                                     188,794          231,086         166,953

Selling and administrative expenses                               89,145           94,104          66,516
Product development expenses                                      15,440           15,330           8,915
Goodwill amortization                                              6,052            6,166             750
Restructuring charges                                              4,402               --             --
                                                          ------------------------------------------------

Income from Operations                                            73,755          115,486          90,772

Other income (deductions):
  Interest expense                                              (22,195)         (20,589)         (1,772)
  Miscellaneous, net                                               2,737            1,146           2,016
                                                          ------------------------------------------------

Income before Taxes                                               54,297           96,043          91,016

Income tax provision                                              20,091           35,536          29,745
                                                          ------------------------------------------------

Net Income                                                       $34,206          $60,507         $61,271
                                                          ================================================

Earnings per Common Share                                           $.81            $1.39           $1.40
                                                          ================================================
Earnings per Common Share --
   Assuming Dilution                                                $.80            $1.37           $1.36
                                                          ================================================


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                             Capital Stock                                              Accumulated
                                          -------------------   Additional                                 Other           Total
                                                       Par       Paid-in   Retained       Unearned      Comprehensive  Shareholders'
(in thousands, except per share data)       Shares    Value      Capital   Earnings     Compensation       Income         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balances at July 31, 1998                   44,096    $8,819     $15,626   $189,618       ($2,633)        ($3,662)        $207,768
Comprehensive income:
  Net income for the year                                                    61,271
    Aggregate translation adjustment,
     net of deferred tax benefit of $334                                                                      167
Total comprehensive income                                                                                                  61,438
Dividends paid: $.02 per share                                                 (883)                                          (883)
Shares issued under employee and
  director stock plans                         154        31       1,620                     (259)                           1,392
Amortization of unearned compensation                                                       1,568                            1,568
                                          ------------------------------------------------------------------------------------------
Balances at July 31, 1999                   44,250     8,850      17,246    250,006        (1,324)         (3,495)         271,283
                                          ------------------------------------------------------------------------------------------
Comprehensive income:
  Net income for the year                                                    60,507
    Aggregate translation adjustment,
     net of deferred tax benefit of $334                                                                     (808)
    Minimum pension liability, net of
      deferred tax benefit of $262                                                                           (381)
Total comprehensive income                                                                                                  59,318
Dividends paid: $.035 per share                                              (1,547)                                        (1,547)
Purchase and retirement of common
  stock                                       (795)     (159)     (6,630)                                                   (6,789)
Shares issued under employee
  stock plans                                  193        38       1,898                   (1,616)                             320
Amortization of unearned compensation                                                       1,466                            1,466
                                          ------------------------------------------------------------------------------------------
Balances at July 31, 2000                   43,648     8,729      12,514    308,966        (1,474)         (4,684)         324,051
                                          ------------------------------------------------------------------------------------------
Comprehensive income:
  Net income for the year                                                    34,206                                         34,206
    Aggregate translation adjustment,
     net of deferred tax benefit of $334                                                                     (909)            (909)
    Minimum pension liability, net of
      deferred tax benefit of $82                                                                             119              119
Total comprehensive income
Dividends paid: $.04 per share                                               (1,699)                                        (1,699)
Purchase and retirement of common
  stock                                     (1,672)     (334)               (21,866)                                       (22,200)
Shares issued under employee
  Stock plans                                  168        34       1,742                   (2,558)                            (782)
Amortization of unearned compensation                                                         655                              655
                                          ------------------------------------------------------------------------------------------
Balances at July 31, 2001                   42,144    $8,429     $14,256   $319,607       ($3,377)        ($5,474)        $333,441
                                          ==========================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years Ended July 31
                                                                      ---------------------------------------
(in thousands)                                                               2001        2000         1999
-------------------------------------------------------------------------------------------------------------

OPERATIONS              Net income                                         $34,206      $60,507      $61,271
                        Adjustments to reconcile net income to
                          cash flow from operating activities:
                            Gain on sale of joint venture                   (1,008)         --           --
                            Non-cash charges and credits:
                              Depreciation and amortization                 28,775       25,970       19,530
                              Provision for self-insured losses              6,450        5,669        5,100
                              Deferred income taxes                         (2,017)      (5,414)      (2,880)
                              Other                                          2,163        2,337          540
                          Changes in selected working capital items:
                              Accounts receivable                          (18,949)     (11,954)     (42,974)
                              Inventories                                  (41,807)     (22,447)     (25,284)
                              Accounts payable                             (39,897)      37,825       17,521
                              Other operating assets and liabilities         2,095       11,719        3,788
                          Changes in finance receivables                  (132,790)         --           --
                          Changes in other assets and liabilities           (5,722)       1,471       (1,862)
                                                                      ---------------------------------------
                        Cash flow from operating activities               (168,501)     105,683       34,750

INVESTMENTS             Net purchases of property, plant
                          and equipment                                    (10,685)     (22,251)     (24,838)
                        Net (additions) retirements to
                           equipment held for rental                       (12,437)       8,016       (4,645)
                        Purchase of Gradall Industries, Inc. net
                           of cash received of $5,065                          --           --      (203,192)
                        Proceeds from sale of joint venture                  4,000          --           --
                        Other                                               (5,540)         --           --
                                                                      ---------------------------------------
                        Cash flow from investing activities                (24,662)     (14,235)    (232,675)

FINANCING               Net increase in short-term debt                     13,009        5,865        2,656
                        Issuance of long-term debt                         571,505      355,087      206,500
                        Repayment of long-term debt                       (383,629)    (438,443)     (50,378)
                        Payment of dividends                                (1,699)      (1,547)        (883)
                        Purchase of common stock                           (22,201)      (6,789)
                        Exercise of stock options and issuance
                           of restricted awards                               (126)       1,544        2,164
                                                                      ---------------------------------------
                        Cash flow from financing activities                176,859      (84,283)     160,059

CURRENCY ADJUSTMENTS    Effect of exchange rate changes
                          on cash                                              102         (742)         106

CASH                    Net change in cash and cash equivalents            (16,202)       6,423      (37,760)
                        Beginning balance                                   25,456       19,033       56,793
                                                                      ---------------------------------------
                        Ending balance                                      $9,254      $25,456      $19,033
                                                                      =======================================

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

RECLASSIFICATIONS

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for 2001.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results may differ from those estimates.

REVENUE RECOGNITION

Sales of equipment and service parts are generally unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Certain new equipment may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that the Company hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under the Company's customary billing terms, title to the units and risks of ownership passes to the customer upon invoicing, the equipment is segregated from the Company's inventory and identified as belonging to the customer and the Company has no further obligations under the order. In addition, net sales include rental revenues earned on the lease of equipment held for rental. Rental revenues are recognized in the period earned over the lease term. Provisions for warranty are estimated and accrued at the time of sale. Actual warranty costs do not materially differ from estimates.

The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101") on revenue recognition effective at the beginning of its fourth quarter. The adoption of SAB 101 did not result in any restatement to prior years and had no effect on the current year financial position of the Company.

The Company adopted the provisions of Emerging Issue Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs" as required at the same time the Company adopted SAB 101 noted above. As a result of this adoption of EITF 00-10, the Company now reflects shipping and handling fees billed to customers as sales while the related shipping and handling costs are included in cost of goods sold. Prior to adoption, some fees and costs were netted in cost of goods sold and selling expenses. The amount of such shipping and handling costs were not material to the financial statements.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents and classifies such amounts as cash.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the LIFO (last-in, first-out) method.

Inventories consist of the following at July 31:

--------------------------------------------------------------------------
                                               2001                  2000
--------------------------------------------------------------------------
--------------------------------------------------------------------------
Finished goods                             $137,500               $97,858
Raw materials and work in process            56,185                52,775
                                       -----------------------------------
                                            193,685               150,633
Less LIFO provision                           3,844                 2,642
                                       -----------------------------------
                                           $189,841              $147,991
                                       ===================================


PROPERTY, PLANT AND EQUIPMENT AND EQUIPMENT HELD FOR RENTAL

Property, plant and equipment and equipment held for rental are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, based on useful lives of 15 years for land improvements, 10 to 20 years for buildings and improvements, three to 10 years for machinery and equipment, and three to seven years for equipment held for rental. Depreciation expense was $22,723, $19,804 and $18,780 for the fiscal years 2001, 2000 and 1999, respectively.

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

PRODUCT DEVELOPMENT

The Company incurred product development and other engineering expenses of $15,858, $15,751 and $9,279 in 2001, 2000 and 1999, respectively, which were charged to expense as incurred.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade and finance receivables. As of July 31, 2001, approximately 47% of the Company's trade receivables were due from two customers. Another customer accounted for 65% of the Company's finance receivables. The Company continuously evaluates the creditworthiness of its customers and secures transactions with letters of credit where it believes the risk warrants it. Finance receivables are usually collateralized by a security interest in the underlying assets. Write-offs for uncollected trade receivables have not been significant.

ADVERTISING AND PROMOTION

All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was $6,001, $7,064 and $5,742 in 2001, 2000, and 1999, respectively.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign operations are generally measured in their local currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year to year are accumulated in a separate component of shareholders' equity.

The financial statements of the Company's Scottish operation are prepared using the U.S. dollar as its functional currency. The transactions of this operation that are denominated in foreign currencies have been remeasured in U.S. dollars, and any resulting gain or loss is reported in income.

The aggregate of foreign currency transactions included in the results of operations were losses of $1,140, $1,879 and $398 in 2001, 2000 and 1999, respectively.

DERIVATIVE INSTRUMENTS

Effective August 1, 2000, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which requires that an entity record all derivatives in the statement of financial position at their fair value. It also requires changes in the fair value of derivatives to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.

Upon adoption, FAS 133 did not have a material effect on the Company's financial statements because the Company had not designated its foreign currency derivatives as part of a hedge transaction and such derivatives were stated at market on August 1, 2000 on the date of adoption.

The Company enters certain foreign currency contracts, principally forward exchanges, to manage some of its foreign exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. Through its foreign currency hedging activities, the Company seeks primarily to minimize the risk that cash flows resulting from the sales of its products will be affected by changes in exchange rates.

During the year, the Company entered into certain currency forward contracts to mitigate its economic risk to foreign exchange risk that qualify as derivative instruments under FAS 133. However, the Company has not designated these instruments as hedge transactions under FAS 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives are generally included in the Consolidated Balance Sheet in other current assets and other current liabilities. Mark-to-market charges related to the above forwards were approximately $415 and $89 at July 31, 2001 and 2000, respectively, and are included in Miscellaneous, net in the Consolidated Statements of Income.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the provisions of SFAS No. 142 beginning on August 1, 2001. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $3.8 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill using the methodology prescribed by SFAS No. 142, and it has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Beginning in the first quarter of fiscal 2002, in accordance with the guidance provided in EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", the Company will classify the costs associated with sales incentives provided to retailers as a reduction in net sales. These costs are currently included in selling, general and administrative expenses. This reclassification will have no impact on reported income before income taxes, net income or income per share amounts.

BANK CREDIT LINES AND LONG-TERM DEBT

The Company has a $25 million unsecured bank revolving line of credit with a term of one year, renewable annually, and at an interest rate of prime or a spread over LIBOR. The Company also has $2.5 million in loan facilities with a term of one year, renewable annually, and at a fixed weighted average interest rate of 5.7%. Outstanding amounts under these lines of credit were $21.7 million and $8.5 million at July 31, 2001 and 2000, respectively.

Throughout 2001, the Company also has two separate credit facilities with a group of financial institutions that provide for a unsecured revolving credit facility with an aggregate commitment of $350 million and with a remaining term of three years. Borrowings under the facilities bore interest equal to either LIBOR plus a margin ranging from 0.55% to 1.125%, depending on the Company's ratio of funded debt to EBITDA; or the greater of prime or federal funds rate plus 0.50%. The Company was required to pay an annual administrative fee of $35 and a facility fee ranging from 0.20% to 0.275%, depending on the Company's ratio of funded debt to EBITDA. The credit facilities contained customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth.

At July 31, 2001, the foregoing credit agreements required the Company to maintain an EBITDA to leverage ratio of not greater than 3 to 1 and an interest coverage ratio of not less than 4 to 1. The Company was not in compliance with these requirements at July 31, 2001. On October 4, 2001, the Company received waivers related to its non-compliance as of July 31, 2001 and the Company entered amendments to the credit agreements which principally revised certain financial and other covenants to provide greater flexibility for the activities of the Company's financial services business (Access Financial Solutions) investment in finance receivables which was not contemplated at the time the Company entered into the original debt agreement, increased the applicable LIBOR margin to 1.625% at certain leverage ratios, and provided for the grant of a security interest in substantially all of the Company's inventories and certain finance receivables. Based on the amendment to the credit facility and its forecasted ability to comply with the revised covenants, the Company continues to classify this debt as long-term.

Long-term debt was as follows at July 31:

-------------------------------------------------------------------------------------------------
                                                                             2001           2000
-------------------------------------------------------------------------------------------------
Revolving credit facilities due 2004 with an average interest rate
   of 4.9% at July 31, 2001                                              $275,000        $87,000
Other                                                                       2,502          2,781
                                                                      ---------------------------
                                                                          277,502         89,781
Less current portion                                                          508            663
                                                                      ---------------------------
                                                                         $276,994        $89,118
                                                                      ===========================

Interest paid on all borrowings was $21,236, $20,015 and $811 in 2001, 2000 and 1999, respectively. The aggregate amounts of long-term debt outstanding at July 31, 2001 which will become due in 2002 through 2006 are: $507, $449, $275,390,
$133 and $137, respectively.

The fair value of the Company's long-term debt is estimated to approximate the carrying amount reported in the consolidated balance sheet based on current interest rates for similar types of borrowings.

ACCOUNTS RECEIVABLE SECURITIZATION

In June 2000, the Company entered into a three-year receivables purchase agreement with an independent issuer of receivables-backed commercial paper. Under the terms of the agreement, the Company agreed to sell to a special purpose, wholly owned subsidiary of the Company, on an ongoing basis and without recourse, a designated pool of accounts receivable. This entity sells an undivided percentage ownership interest in all the receivables to a third-party. To maintain the balance in the pool of accounts receivable sold, the Company is obligated to sell new receivables as existing receivables are collected. The agreement permits the sale of the undivided interest in accounts receivable through June 2003 of up to $65 million.

At July 31, 2001, the undivided interest in the Company's pool of accounts receivable that had been sold to the purchasers aggregated $51 million, which was used to retire debt outstanding under the Company's revolving credit facilities. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. The ongoing costs of this program were charged to interest expense in the consolidated statements of income. The Company continues to service the receivables.

FINANCE RECEIVABLES

Finance receivables primarily represent sales-type leases resulting from the sale of the Company's products. The net investment in finance receivables was as follows at July 31:

--------------------------------------------------------------------------
                                                                    2001
--------------------------------------------------------------------------
Gross finance receivables                                        $123,124
Estimated residual value                                           45,067
                                                             -------------
                                                                  168,192
Unearned income                                                  (35,402)
                                                             -------------
Net finance receivables                                          $132,789
                                                             =============

Provisions for losses on finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio.

SEGMENT INFORMATION

The Company has organized its business into two segments consisting of manufactured products and related services. The Machinery segment contains the design, manufacture and sale of new equipment, and the Equipment Services segment contains financing and leasing activities and after-sales service and support, including replacement parts sales, equipment rentals, used equipment sales and reconditioned equipment. The Company evaluates performance and allocates resources based on operating profit before interest, miscellaneous income/expense and income taxes. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Business segment information consisted of the following for the years ended July 31:

--------------------------------------------------------------------------------------------
                                                     2001            2000             1999
--------------------------------------------------------------------------------------------
External sales:
  Machinery                                       $844,680        $931,048         $645,479
  Equipment Services                               119,192         125,120           74,745
                                               ---------------------------------------------
                                                  $963,872      $1,056,168         $720,224
                                               =============================================
Segment profit (loss):
  Machinery                                         83,890        $124,994         $101,417
  Equipment Services                                26,497          37,761           23,544
  General corporate expenses                       (36,632)        (47,269)         (34,189)
                                               ---------------------------------------------
                                                   $73,755        $115,486          $90,772
                                               =============================================
Depreciation and amortization:
  Machinery                                        $24,063         $21,289          $10,820
  Equipment Services                                 3,318           3,174            6,587
  General corporate                                  1,394           1,507            2,123
                                               ---------------------------------------------
                                                   $28,775         $25,970          $19,530
                                               =============================================
Net expenditures for long-lived assets:
  Machinery                                         $6,731         $24,902          $22,223
  Equipment Services                                14,387         (8,414)            4,611
  General corporate                                  2,004         (2,253)            2,649
                                               ---------------------------------------------
                                                   $23,122         $14,235          $29,483
                                               =============================================
Assets:
  Machinery                                       $615,310        $579,710         $541,386
  Equipment Services                               134,599          33,798           41,340
  General corporate                                 75,680          40,079           43,091
                                               ---------------------------------------------
                                                  $825,589        $653,587         $625,817
                                               =============================================


Sales to one customer amounted to 21% and 20% of Machinery sales for the years ended July 31, 2001 and 2000, respectively. Sales to another customer accounted for 13% of Machinery sales and 15% of Equipment Services sales for the year ended July 31, 2000. Sales to another customer accounted for 17% of Equipment Service sales for the year ended 2000.

The Company's sales by product group consisted of the following for the years ended July 31:

---------------------------------------------------------------------------------------------------
                                                            2001            2000             1999
---------------------------------------------------------------------------------------------------
Aerial work platforms                                    $691,476        $745,155         $617,290
Material handlers                                          87,704         125,749            7,295
Excavators                                                 65,500          60,144           18,367
Financing and leasing activities and after-sales
service and support, including parts sales,
equipment rentals, used equipment sales and
reconditioned equipment                                   119,192         125,120           77,272
                                                     ----------------------------------------------
                                                         $963,872      $1,056,168         $720,224
                                                     ==============================================

The Company manufactures its products in the United States and sells these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations. Sales by geographic area were as follows for the years ended
July 31:

--------------------------------------------------------------------------------------------------
                                                            2001            2000            1999
--------------------------------------------------------------------------------------------------
  United States                                         $709,412        $805,955         $526,614
  Europe                                                 187,924         178,230          137,808
  Other                                                   66,536          71,983           55,802
                                                    ----------------------------------------------
                                                        $963,872      $1,056,168         $720,224
                                                    ==============================================

INCOME TAXES

The income tax provision consisted of the following for the years ended July 31:

----------------------------------------------------------------------------------------------
                                                          2001             2000          1999
----------------------------------------------------------------------------------------------
United States:
   Current                                              $21,991         $40,231       $32,625
   Deferred                                              (2,017)         (5,414)       (2,880)
                                                     -----------------------------------------
                                                         19,974          34,817        29,745
                                                     -----------------------------------------
Other countries:
   Current                                                  117             719            --
                                                     -----------------------------------------
                                                        $20,091         $35,536       $29,745
                                                     =========================================


The Company made income tax payments of $25,632, $33,971 and $29,505 in 2001, 2000, and 1999, respectively.

The difference between the U.S. federal statutory income tax rate and the Company's effective tax rate is as follows for the years ended July 31:

-----------------------------------------------------------------------------------------------
                                                           2001           2000            1999
-----------------------------------------------------------------------------------------------
Statutory U.S. federal income tax rate                       35%            35%             35%
Effect of export profits taxed at lower rates                (4)            (2)             (3)
Non-deductibility of goodwill                                 4              2              --
Other                                                         2              2               1
                                                    -------------------------------------------
Effective tax rate                                           37%            37%             33%
                                                    ===========================================


Components of deferred tax assets and liabilities were as follows at July 31:

--------------------------------------------------------------------------------------------
                                                                       2001             2000
--------------------------------------------------------------------------------------------
Future income tax benefits:
  Employee benefits                                                 $16,208         $16,178
  Contingent liabilities provisions                                  11,717           9,263
  Other                                                               4,440           3,910
                                                               -----------------------------
                                                                     32,365          29,351
                                                               -----------------------------
Deferred tax liabilities for
  depreciation and asset basis differences                            8,586           7,589
                                                               -----------------------------
Net deferred tax assets                                             $23,779         $21,762
                                                               =============================


The current and long-term deferred tax asset amounts are included in other current assets and other asset balances on the consolidated balance sheets.

STOCK BASED INCENTIVE PLANS

The Company's stock incentive plan has reserved 4.443 million shares of capital stock that may be awarded to key employees in the form of options to purchase capital stock, restricted shares or bonus shares. The option price and vesting terms of options and restricted shares are set by the Company's Board of Directors. For all options currently outstanding, the option price is the fair market value of the shares on their date of grant.

The Company's stock option plan for directors provides for an annual grant to each outside director of a single option to purchase six thousand shares of capital stock, providing the Company earned a net profit, before extraordinary items, for the prior fiscal year. The option exercise price shall be equal to the shares' fair market value on their date of grant. An aggregate of 1.849 million shares of capital stock is reserved to be issued under the plan.

Outstanding options and transactions involving the plans are summarized as follows:

--------------------------------------------------------------------------------------------------------------
                                               2001                       2000                      1999
                                               ----                       ----                      ----
                                                   Weighted                Weighted                Weighted
                                                    Average                 Average                 Average
                                                   Exercise                Exercise                Exercise
                                        Options       Price     Options       Price    Options        Price
------------------------------------------------------------------------------------------------------------
Outstanding options at the
  beginning of the year                   3,105      $11.12       2,164      $10.81      1,795        $7.51
Options granted                           1,298       11.06       1,092       11.11        522        20.78
Options canceled                            (92)      14.34         (50)      15.29        (10)       17.46
Options exercised                           (51)       2.62        (101)       2.35       (143)        5.21
                                    ------------------------------------------------------------------------
Outstanding options at the
  end of the year                         4,260      $11.13       3,105      $11.12      2,164       $10.81
                                    ========================================================================
Exercisable options at the
  end of the year                         2,278      $10.63       1,561       $8.73      1,366        $6.18
                                    ========================================================================

Information with respect to stock options outstanding at July 31, 2001 is as follows:

------------------------------------------------------------------------------------------------------------------
                                           Options Outstanding                            Options Exercisable
                          ----------------------------------------------------      ------------------------------
                                                 Weighted         Weighted                             Weighted
Range of Exercise           Number               Average           Average            Number           Average
Prices                    Outstanding        Remaining Life    Exercise Price       Exercisable     Exercise Price
------------------------------------------------------------------------------------------------------------------
$1.12 to $1.59                 336                 2                $1.15                336               $1.15
2.93 to 3.30                   269                 3                 3.01                269                3.01
5.64 to 10.53                2,310                 9                10.30                651                9.06
11.41 to 14.75                 649                 7                13.25                439               13.02
17.31 to 17.69                 257                 7                17.62                256               17.62
18.09 to 21.94                 439                 8                21.18                326               21.13


The Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options. Under this opinion, the Company does not recognize compensation expense arising from such grants because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

---------------------------------------------------------------------------------------------------
                                                              2001            2000            1999
---------------------------------------------------------------------------------------------------
Volatility factor                                              .596            .524            .475
Expected life in years                                        4.9             3.9             2.8
Dividend yield                                                 .36%            .40%            .10%
Interest rate                                                 4.57%           6.12%           5.38%
Weighted average fair market value at date of grant          $5.88           $5.06           $3.96

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows for the years ended July 31:

-------------------------------------------------------------------------------------------------------
                                                              2001              2000              1999
-------------------------------------------------------------------------------------------------------
Net income                                                 $32,522           $58,398           $60,142
Earnings per common share                                      .77              1.33              1.37
Earnings per common share - assuming dilution                  .76              1.33              1.34

BASIC AND DILUTED EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended July 31:

---------------------------------------------------------------------------------------------------------------
                                                                           2001           2000            1999
---------------------------------------------------------------------------------------------------------------
Net income                                                              $34,206        $60,507         $61,271
Denominator for basic earnings per share - weighted
  average shares                                                         42,155         43,687          43,846
Effect of dilutive securities - employee stock options
  and unvested restricted shares                                            531            382           1,116
                                                                    -------------------------------------------
Denominator for diluted earning per share -
  weighted average shares adjusted for dilutive securities               42,686         44,069          44,962
                                                                    ===========================================
Earnings per common share                                                  $.81          $1.39           $1.40
                                                                    ===========================================
Earnings per common share - assuming dilution                              $.80          $1.37           $1.36
                                                                    ===========================================


During fiscal 2001, options to purchase 1.3 million shares of capital stock at a range of $11.84 to $21.94 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the capital stock.

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

REPURCHASE OF CAPITAL STOCK

During the year ended July 31, 2001, the Company repurchased 1.7 million shares of its capital stock at an aggregate cost of $22.2 million. At July 31, 2001, the Company had remaining authorization to repurchase an additional 2.5 million shares of its capital stock.

EMPLOYEE RETIREMENT PLANS

Substantially all employees of the Company participate in defined contribution or non-contributory defined benefit plans. Approximately 10% of the Company's employees are covered by union-sponsored, collectively bargained multi-employer pension plans and an union employment contract which expires April 2003. The expense related to funding the multi-employer plan was $489 and $475 in 2001 and 2000, respectively.

The Company has discretionary, defined contribution retirement plans covering its eligible U.S. employees. The Company's policy is to fund the cost as accrued. Plan assets are invested in mutual funds and the Company's capital stock. The aggregate expense relating to these plans was $7,050, $7,187 and $6,565 in 2001, 2000 and 1999, respectively. The Company also has non-qualified defined benefit plans that provide senior management with supplemental retirement, medical, disability and death benefits.

The following table sets forth the defined benefit pension and postretirement plans' funded status and amounts recognized in the Company's consolidated financial statements:

--------------------------------------------------------------------------------------------------
                                                      Pension Benefits     Postretirement Benefits
                                                      ----------------     -----------------------
                                                      2001         2000         2001         2000
---------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year             $22,530     $18,474      $23,456      $21,471
Service cost                                          3,580       1,773          890          750
Interest cost                                         1,651       1,504        1,757        1,542
Change in assumptions                                (1,110)         --           --       (3,065)
Change in participation                                (197)      3,829          (38)         (59)
Actuarial (gain)/loss                                   696        (728)         (20)        3,915
Benefits paid                                        (5,028)     (2,322)      (1,254)      (1,098)
                                                --------------------------------------------------
Benefit obligation at end of year                   $22,122     $22,530      $24,791      $23,456
                                                ==================================================

Change in plan assets:
Fair value of plan assets at
  beginning of year                                 $11,144     $11,737           --           --
Actual return on plan assets                          1,517         176           --           --
Contributions                                         4,964       1,553        1,254        1,098
Benefits paid                                        (5,028)     (2,322)      (1,254)      (1,098)
                                                --------------------------------------------------
Fair value of plan assets at end of year            $12,597     $11,144          ---           --
                                                ==================================================

Funded status                                       $(9,526)   $(11,386)    $(24,791)    $(23,456)
Unrecognized net actuarial (gain)/loss                 (111)      1,062        3,721        3,924
Unrecognized transition obligation                       91         123          150          176
Unrecognized prior service cost                       1,279       1,536       (2,609)      (3,030)
                                                --------------------------------------------------
Accrued benefit cost                                $(8,267)    $(8,665)    $(23,529)    $(22,386)
                                                ==================================================

Amounts recognized in the consolidated
  balance sheet:
Accrued benefit cost                                $(8,710)   $(10,575)    $(23,649)    $(22,571)
Intangible asset                                         --       1,266          120          176
Accumulated other comprehensive income                  443         644           --            9
                                                --------------------------------------------------
Net amount recognized                               $(8,267)    $(8,665)    $(23,529)    $(22,386)
                                                ==================================================

Components of pension and postretirement expense were as follows for the years ended July 31:

-----------------------------------------------------------------------------------------------
                                                Pension Benefits       Postretirement Benefits
                                            2001      2000     1999     2001     2000     1999
-----------------------------------------------------------------------------------------------
Service cost                              $3,580    $1,773     $300     $890     $750     $113
Interest cost                              1,651     1,504      348    1,757    1,542      227
Expected return                             (459)     (962)    (128)               --       --
Amortization of prior service cost            --        --      255       --       --       --
Amortization of transition
  obligation                                  --        --       32       --      (9)       28
Amortization of net (gain)/loss              288       288     (265)      --       --       --
                                       --------------------------------------------------------
                                          $5,060    $2,603     $542   $2,647   $2,283     $368
                                       ========================================================

Weighted average actuarial assumptions as of July 31 were as follows:

-------------------------------------------------------------------------------------------------
                                                 Pension Benefits         Postretirement Benefits
                                                 ----------------         -----------------------
                                             2001      2000      1999      2001     2000    1999
-------------------------------------------------------------------------------------------------
Discount rate                                7.5%     7.75%      7.5%      7.5%    7.75%    7.5%
Expected return on plan assets               8.5%      8.5%      8.5%        --       --      --
Rate of compensation increase                4.5%      4.5%      4.5%        --       --      --

For measurement purposes, a 7.5% annual rate increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5% by 2011, and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the postretirement benefit reported as follows:

-----------------------------------------------------------------------------
                                                    One Percentage Point
                                              -------------------------------
                                                  Increase          Decrease
-----------------------------------------------------------------------------
Postretirement benefit obligation                  $2,710            $2,397
Service and interest cost components                 $367              $243


REPOSITIONING AND RESTRUCTURING COSTS

During the fourth quarter of fiscal 2001, the Company announced a repositioning plan that involves a one-time pre-tax charge of $15.8 million. Of the $15.8 million, approximately $4.9 million is associated with the personnel reductions and plant closing, $9.0 million reflects current period charges due to idle facilities associated with the fourth quarter production shutdowns and a re-valuation of used equipment inventory. The remaining $1.9 million includes costs relating to reorganizing existing distribution relationships in Europe and the Pacific Rim regions. Cash charges totaled $5.2 million out of the $15.8 million.

As part of the $15.8 million, the Company recorded a restructuring charge of $4.4 million to rationalize manufacturing capacity in its Machinery segment. The restructuring charge includes the permanent closure of a manufacturing facility in Bedford, Pennsylvania resulting in a reduction of approximately 265 people. In addition, aligning the Company's workforce with current economic conditions at other facilities worldwide resulted in a further reduction of approximately 370 people during the fourth quarter of fiscal 2001 for a total of 635 people. The Company accrued $3.3 million for termination costs and a $1.1 million write-down related to the closure of the facility.

At July 31, 2001, the Company included $1.9 million in assets held for sale on the Consolidated Balance Sheet in other current assets and ceased depreciating these assets during the fourth quarter of fiscal 2001.

COMMITMENTS AND CONTINGENCIES

The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for 2001 was comprised of a self-insured retention of $7 million for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $100 million in excess of the retention and primary coverage. The Company contracts with an independent firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance claims adjustment firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which the Company is aware, accrued liabilities of $17.8 million and $16.1 million were established at July 31, 2001 and 2000, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of July 31, 2001 and 2000, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

At July 31, 2001, the Company has multiple agreements whereby it guarantees $79.8 million in indebtedness of others. Under these and related agreements and upon certain events occurring, the Company has the ability to take possession of the underlying assets and/or made demand for reimbursement from other parties for any payments made under these agreements. The Company believes it is unlikely to incur any significant losses under these agreements.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

Unaudited financial information was as follows for the fiscal quarters within the years ended July 31:

---------------------------------------------------------------------------------------------
                                                                                 Earnings Per
                                                                                     Common
                                                                    Earnings Per     Share -
                                                         Net           Common       Assuming
                         Net Sales     Gross Profit     Income          Share       Dilution
---------------------------------------------------------------------------------------------
2001
October 31                $232,710        $52,490       $13,008          $.30        $.30
January 31                 230,093         41,475         4,897           .12         .12
April 30                   219,473         47,178        10,661           .26         .25
July 31                    281,596         47,651         5,640           .13         .13
                     ------------------------------------------------------------------------
                          $963,872       $188,794       $34,206          $.81        $.80
                     ========================================================================
2000
October 31                $217,995        $52,573       $13,248          $.30        $.29
January 31                 206,868         38,595         3,085           .07         .07
April 30                   291,564         63,960        18,128           .41         .40
July 31                    339,741         75,958        26,046           .61         .61
                     ------------------------------------------------------------------------
                        $1,056,168       $231,086       $60,507         $1.39       $1.37
                     ========================================================================

Results for the fourth quarter of 2001 included a restructuring charge of $4.4 million ($2.8 million net of tax.)

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





William M. Lasky                                    James H. Woodward, Jr.
Chairman of the Board, President and                Senior Vice President
Chief Executive Officer                             and Chief Financial Officer

September 24, 2001

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board of Directors and Shareholders
JLG Industries, Inc.
McConnellsburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of JLG Industries, Inc. as of July 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JLG Industries, Inc. at July 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States.





Baltimore, Maryland
September 10, 2001, except for the note entitled "Bank Credit Lines and Long-term Debt" as to which the date is October 8, 2001.

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

    4.2 Amendment number one and consent and waiver under First Union Credit Agreement dated June 18, 1999 between JLG Industries, Inc. and First Union National Bank which appears as Exhibit 4.2 to the Company's Form 10-K (File No. 0-8454 -- filed October 6, 2000), is hereby incorporated by reference.

    4.3 Amendment number two and consent and waiver under First Union Credit Agreement dated June 18, 1999 between JLG Industries, Inc. and First Union National Bank which appears as Exhibit 4.3 to the Company's Form 10-K (File No. 0-8454 -- filed October 6, 2000), is hereby incorporated by reference.

    4.4 Working Capital Agreement dated December 16, 1999 between JLG Industries, Inc. and First Union National Bank which appears as
            Exhibit 4.1 to the Company's Form 10-Q (File No. 0-8454 -- filed February 23, 2000), is hereby incorporated by reference.

    4.5 Amendment number one and consent and waiver under Working Capital Agreement dated December 16, 1999 between JLG Industries, Inc. and First Union National Bank which appears as Exhibit 4.5 to the Company's Form 10-K (File No. 0-8454 -- filed October 6, 2000), is hereby incorporated by reference.

    4.6 Receivables Purchasing Agreement among Fulton Funding Corporation, JLG Industries, Inc., Market Street Funding Corporation and PNC Bank, National Association dated June 30, 2000 which appears as Exhibit to the Company's Form 10-K (File No. 0-8454 -- filed October 6, 2000), is hereby incorporated by reference.

    4.7 Rights Agreement, dated as of May 24, 2000, between JLG Industries, Inc. and American Stock Transfer and Trust Company which appears as
            Exhibit 1 to the Company's Form 8-A12B (File No. 0-8454 -- filed May 21, 2001), is hereby incorporated by reference.

    4.8 Amendment number three and joinder under First Union Credit Agreement dated October 4, 2001 between JLG Industries, Inc. and First Union National Bank.

    4.9 Amendment number two and joinder under Working Capital Agreement dated October 4, 2001 between JLG Industries, Inc. and First Union National Bank.

    4.10 Third Party Agreement among Market Street Funding Corporation, PNC Bank, National Association and First Union National Bank dated October 4, 2001.

    4.11 Waiver under Receivables Purchasing Agreement among Fulton Funding Corporation, JLG Industries, Inc., Market Street Funding Corporation and PNC Bank, National Association dated October 4, 2001.

    10.1 JLG Industries, Inc. Directors' Deferred Compensation Plan amended and restated as of August 1, 1998 which appears as Exhibit 10.2 to the Company's 10-K (File No. 0-8454 -- filed October 13, 1998, is hereby incorporated by reference.

    10.2 JLG Industries, Inc. Stock Incentive Plan amended and restated as of September 12, 2001.

    10.3 JLG Industries, Inc. Directors Stock Option Plan amended and restated as of August 1, 1998, which appears as Exhibit 10.6 to the Company's Form 10-K (File No. 0-8454 -- filed October 13, 1998), is hereby incorporated by reference.

    10.4 JLG Industries, Inc. Supplemental Executive Retirement Plan effective September 6, 2001, which appears as Exhibit 10.1 to the Company's Form 10-Q (File No. 0-8454 -- filed June 14, 2001), is hereby incorporated by reference.

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

    10.14 Employment Agreement dated July 18, 2000 between JLG Industries, Inc. and James H. Woodward, Jr. which appears as Exhibit 10.14 to the Company's Form 10-K (File No. 0-8454 -- filed October 6, 2000), is hereby incorporated by reference.

    21      Subsidiaries of the registrant

    23      Consent of Independent Auditors

    99 Cautionary Statements Pursuant to the Securities Litigation Reform Act of 1995

(b)      Reports on Form 8-K

The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended July 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 24, 2001.

                                  JLG INDUSTRIES, INC.
                                  (Registrant)



                                  /s/ William M. Lasky
                                  ---------------------------------------------
                                  William M. Lasky, Chairman of the Board,
                                  President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 24, 2001.




/s/ James H. Woodward, Jr.
--------------------------------------------------
James H. Woodward, Jr., Senior Vice President and
Chief Financial Officer



/s/ George R. Kempton
--------------------------------------------------
George R. Kempton, Director



/s/ James A. Mezera
--------------------------------------------------
James A. Mezera, Director



/s/ Charles O. Wood, III
--------------------------------------------------
Charles O. Wood, III, Director



/s/ Raymond C. Stark
--------------------------------------------------
Raymond C. Stark, Director