Form 10-Q
period 2001-10-31
JLG INDUSTRIES INC
filed 2001-12-14
CIK 216275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 For the quarterly period ended October 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 For the transition period from            to
                                                        ----------    ----------


                         Commission file number: 0-8454


                              JLG INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

      PENNSYLVANIA                                           25-1199382
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                         Identification No.)

      1 JLG Drive, McConnellsburg, PA                        17233-9533
      (Address of principal executive offices)               (Zip Code)

               Registrant's telephone number, including area code:
                                 (7l7) 485-5161


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The number of shares of capital stock outstanding as of December 10, 2001 was 42,147,510.

                                TABLE OF CONTENTS


                                     PART 1

Item 1.    Financial Information..........................................   1

           Condensed Consolidated Balance Sheets..........................   1

           Condensed Consolidated Statements of Income....................   2

           Condensed Consolidated Statements of Cash
           Flows..........................................................   3

           Notes to Condensed Consolidated Financial
           Statements.....................................................   4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................   9

Item 3.    Quantitative and Qualitative Disclosures about
              Market Risk.................................................  11

Independent Accountants' Review Report....................................  12

                                     PART II

Item 4.    Submission of Matters to a Vote of Security Holders............  13

Item 6.    Exhibits and Reports on Form 8-K...............................  14

Signature  ...............................................................  14

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)                                  October 31,          July 31,
                                                                           2001               2001
                                                                       -----------         ----------
                                                                       (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                             $   9,209          $   9,254
  Accounts receivable - net                                               151,578            189,913
  Finance receivables - net                                                21,643             16,760
  Inventories                                                             183,262            189,841
  Other current assets                                                     23,521             18,787
                                                                        ---------          ---------
    Total current assets                                                  389,213            424,555
Property, plant and equipment - net                                        97,254             98,403
Equipment held for rental - net                                            28,543             20,002
Finance receivables                                                       106,470            115,071
Goodwill - net                                                            140,164            140,164
Other assets                                                               27,754             27,394
                                                                        ---------          ---------
                                                                        $ 789,398          $ 825,589
                                                                        =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                                       $   1,820          $  22,193
  Accounts payable                                                         83,564             76,723
  Accrued expenses                                                         67,856             70,887
                                                                        ---------          ---------
    Total current liabilities                                             153,240            169,803
Long-term debt, less current portion                                      253,414            276,994
Accrued post-retirement benefits                                           24,048             23,757
Other long-term liabilities                                                 9,952              9,601
Provisions for contingencies                                               12,981             11,993
Shareholders' equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Issued and outstanding shares: 42,142; fiscal 2001 - 42,144             8,428              8,429
  Additional paid-in capital                                               14,263             14,256
  Retained earnings                                                       321,552            319,607
  Unearned compensation                                                    (3,102)            (3,377)
  Accumulated other comprehensive income                                   (5,378)            (5,474)
                                                                        ---------          ---------
    Total shareholders' equity                                            335,763            333,441
                                                                        ---------          ---------
                                                                        $ 789,398          $ 825,589
                                                                        =========          =========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

                                                Three Months Ended
                                                    October 31,
                                              2001               2000
                                            ---------          ---------
Revenues
  Net sales                                 $ 150,206          $ 231,466
  Rentals                                       2,807              1,242
  Financial products                            3,149                  2
                                            ---------          ---------
                                              156,162          $ 232,710

Cost of sales                                 126,102            180,220
                                            ---------          ---------

Gross profit                                   30,060             52,490

Selling and administrative expenses            19,850             21,904
Product development expenses                    3,258              3,915
Goodwill amortization                              --              1,492
                                            ---------          ---------

Income from operations                          6,952             25,179

Other income (deductions):
  Interest expense                             (4,338)            (4,056)
  Miscellaneous, net                              917               (476)
                                            ---------          ---------

Income before taxes                             3,531             20,647

Income tax provision                            1,165              7,639
                                            ---------          ---------

Net income                                  $   2,366          $  13,008
                                            =========          =========

Earnings per common share                   $     .06          $     .30
                                            =========          =========

Earnings per common share -
  assuming dilution                         $     .06          $     .30
                                            =========          =========

Cash dividends per share                    $     .01          $     .01
                                            =========          =========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)                                                               Three Months Ended
                                                                              October 31,
                                                                        2001               2000
                                                                      ---------          ---------
OPERATIONS
  Net income                                                          $   2,366          $  13,008
  Adjustments to reconcile net income to
   cash flow from operating activities:
    Gain on sale of joint venture                                            --             (1,008)
    Non-cash charges and credits:
      Depreciation and amortization                                       5,096              7,338
      Other                                                               1,871              2,968
    Changes in selected working capital items:
      Accounts receivable                                                38,634            (15,700)
      Inventories                                                         6,612            (40,057)
      Other operating assets and liabilities                               (751)           (19,278)
    Changes in finance receivables                                        3,468                 --
    Changes in other assets and liabilities                              (1,110)            (6,650)
                                                                      ---------          ---------
    Cash flow from operating activities                                  56,186            (59,379)

INVESTMENTS
  Net purchases of property, plant and equipment                         (3,200)            (2,857)
  Net change in equipment held for rental                                (9,298)            (3,778)
  Proceeds from sale of joint venture                                        --              4,000
                                                                      ---------          ---------
    Cash flow from investing activities                                 (12,498)            (2,635)

FINANCING
  Net (decrease) increase in short-term debt                            (20,374)            12,017
  Issuance of long-term debt                                            110,000            110,400
  Repayment of long-term debt                                          (133,578)           (61,152)
  Payment of dividends                                                     (421)              (437)
  Purchase of common stock                                                   --             (9,444)
  Exercise of stock options and issuance of restricted awards               249                180
                                                                      ---------          ---------
    Cash flow from financing activities                                 (44,124)            51,564

CURRENCY ADJUSTMENTS
  Effect of exchange rate changes on cash                                   391               (903)
                                                                      ---------          ---------

CASH
  Net change in cash and cash equivalents                                   (45)           (11,353)
  Beginning balance                                                       9,254             25,456
                                                                      ---------          ---------
  Ending balance                                                      $   9,209          $  14,103
                                                                      =========          =========


The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2001
(in thousands, except per share data)
(Unaudited)

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

Interim results for the three-month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2001.

RECLASSIFICATIONS
Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the presentation used for fiscal 2002.

GOODWILL
Effective August 1, 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. In the year of adoption, SFAS No. 142 requires the first step of the goodwill impairment test to be completed within the first six months of adoption and the final step to be completed within twelve months. The Company has not completed the first step of the goodwill impairment test, but will perform the test during the second quarter of fiscal 2002.

The following table sets forth the reconciliation of reported net income to adjusted net income and the adjusted earnings per common share, as if SFAS No. 142 had been adopted, for the three months ended October 31, 2000:

Net income - reported                                          $13,008
Add:  Goodwill amortization                                      1,492
                                                               -------
Net income - adjusted                                          $14,500
                                                               =======

Adjusted earnings per common share                             $   .34
                                                               =======

Adjusted earnings per common share - assuming dilution         $   .33
                                                               =======

Effective August 1, 2001, the Company adopted the provisions of Emerging Issues Task Force 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". As a result of the adoption, the Company now classifies the costs associated with sales incentives provided to retailers as a reduction in net sales. These costs were previously included in selling, general and administrative expenses. This reclassification was not material to the applicable individual line items of the financial statements and had no impact on reported income before income taxes, net income or income per share amounts.

INVENTORIES AND COST OF SALES
A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at October 31, 2001, must necessarily be based on management's estimate of expected fiscal year-end inventory levels and costs.

Inventories consist of the following:

                                         October 31,       July 31,
                                            2001             2001
                                         -----------       --------
Finished goods                            $133,684         $137,500
Raw materials and work in process           53,852           56,185
                                          --------         --------
                                           187,536          193,685
Less LIFO provision                          4,274            3,844
                                          --------         --------
                                          $183,262         $189,841
                                          ========         ========

FINANCE RECEIVABLES
Finance receivables primarily represent sales-type leases resulting from the sale of the Company's products. The net investment in finance receivables was as follows at:

                                         October 31,       July 31,
                                            2001             2001
                                         -----------       --------
Gross finance receivables                $ 123,643        $ 123,124
Estimated residual value                    38,448           45,067
                                         ---------        ---------
                                           162,091          168,191
Unearned income                            (32,770)         (35,402)
                                         ---------        ---------
Net finance receivables                  $ 129,321        $ 132,789
                                         =========        =========

BASIC AND DILUTED EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended October 31:

                                                                    2001            2000
                                                                   -------         -------
Net income                                                         $ 2,366         $13,008
                                                                   =======         =======

Denominator for basic earnings per share --
   weighted average shares                                          41,814          43,185
Effect of dilutive securities - employee stock options and
   unvested restricted shares                                          599             315
                                                                   -------         -------
Denominator for diluted earnings per share --
   weighted average shares adjusted for
   dilutive securities                                              42,413          43,500
                                                                   =======         =======

Earnings per common share                                          $   .06         $   .30
                                                                   =======         =======

Earnings per common share - assuming dilution                      $   .06         $   .30
                                                                   =======         =======


During the quarter ended October 31, 2001, options to purchase 2.5 million shares of capital stock at a range of $10.91 to $21.94 were not included in the computation of diluted earnings per share because exercise prices for the options were more than the average market price of the capital stock.

COMPREHENSIVE INCOME
On an annual basis, comprehensive income is disclosed in the Statement of Shareholders' Equity. This statement is not presented on a quarterly basis. The following table sets forth the components of comprehensive income for the three months ended October 31:

                                           2001             2000
                                         --------         --------
Net income                               $  2,366         $ 13,008
Aggregate translation adjustment               96           (1,018)
                                         --------         --------
                                         $  2,462         $ 11,990
                                         ========         ========

SEGMENT INFORMATION
The Company has organized its business into two segments consisting of manufactured products and services. The Machinery segment contains the design, manufacture and sale of new equipment, and the Equipment Services segment contains financing and leasing activities and after-sales service and support, including parts sales, equipment rentals, used equipment sales and reconditioned equipment. The Company evaluates performance and allocates resources based on operating profit before interest, miscellaneous income/expense and income taxes. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Business segment information consisted of the following for the three months ended October 31:

                                 2001               2000
                               ---------          ---------
External revenues:
  Machinery                    $ 132,330          $ 209,693
  Equipment services              23,832             23,017
                               ---------          ---------
                               $ 156,162          $ 232,710
                               =========          =========
Segment profit (loss):
  Machinery                    $   4,429          $  29,291
  Equipment services               8,823              7,782
  General corporate               (6,300)           (11,894)
                               ---------          ---------
                               $   6,952          $  25,179
                               =========          =========

The Company manufactures its products in the United States and sells these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations. Revenues by geographic area were as follows for the three months ended October 31:

                                 2001               2000
                               ---------          ---------
United States                  $ 107,422          $ 183,105
Europe                            39,086             36,053
Other                              9,654             13,552
                               ---------          ---------
                               $ 156,162          $ 232,710
                               =========          =========

COMMITMENTS AND CONTINGENCIES
The Company is a party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company's insurance program for fiscal year 2002 is comprised of a self-insured retention of $7 million for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $100 million in excess of the retention and international primary coverage. The Company contracts with an independent firm to provide claims handling and adjustment services. The Company's estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by the Company's independent insurance claims adjustment firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting therefrom are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which the Company is aware, accrued liabilities of $19.1 million and $17.8 million were established at October 31, 2001 and July 31, 2001, respectively. While the Company's ultimate liability may exceed or be less than the amounts accrued, the Company believes that it is unlikely that it would experience losses that are materially in excess of such reserve amounts. As of October 31, 2001 and July 31, 2001, there were no insurance recoverables or offset implications and there were no claims by the Company being contested by insurers.

At October 31, 2001, the Company is a party to multiple agreements whereby it guarantees $87.0 million in indebtedness of others. Under the terms of these and various related agreements, upon the occurrence of certain events, the Company generally has the ability, among other things, to take possession of the underlying assets and/or make demand for reimbursement from other parties for any payments made by the Company under these agreements. At October 31, 2001, the Company had a reserve established of $3.6 million related to these agreements. The Company believes that it is unlikely that it would experience losses under these agreements that are materially in excess of this reserve amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE FIRST QUARTERS OF FISCAL 2002 AND 2001
Revenues for the first quarter of fiscal 2002 were $156.2 million, down 32.9% from the $232.7 million in the comparable year-ago period. The decline in consolidated revenues is principally due to a decline in machinery sales, which for the current year quarter were $132.3 million a decrease of $77.4 million, or 36.9%, from the $209.7 million for the comparable prior year quarter. This decrease is principally attributable to reduced United States aerial work platform and material handler sales resulting from a weakened economy and related factors affecting demand for these products. Partially offsetting this decline were stronger European aerial work platform sales resulting from an increase in market share and the weakening of the U. S. dollar against the Euro and increased excavator sales due to first quarter shipments that were rescheduled from the fourth quarter of fiscal 2001. Equipment Services revenues for the current year quarter were $23.8 million, an increase of $815,000, or 3.5%, from the $23.0 million for the comparable prior year quarter. The increase is principally attributable to increased revenues from financing activities and equipment rentals partially offset by lower sales of used equipment.

Domestic revenues for the first quarter of fiscal 2002 were $107.4 million, down 41.3% from the comparable year-ago period revenues of $183.1 million. International revenues for the first quarter of fiscal 2002 were $48.7 million, down 1.7% from the corresponding quarter of the previous year primarily because the Company recognized revenue related to the sale of its interest in a Brazilian joint venture in the first quarter of fiscal 2001. Partially offsetting the decrease was an 8.3% increase in European sales for the first quarter of fiscal 2002 compared to the corresponding quarter of the previous year.

The Company's revenues by product (in thousands) consisted of the following for the first quarter ended October 31:

                                                                                2001             2000
                                                                              --------         --------
Aerial work platforms                                                         $105,659         $177,327
Material handlers                                                               14,104           20,368
Excavators                                                                      12,567           11,998
Financing and leasing activities and after-sales service and support including parts sales, equipment rentals, used equipment sales and
   reconditioned equipment                                                      23,832           23,017
                                                                              --------         --------
                                                                              $156,162         $232,710
                                                                              ========         ========

Gross profit margin was 19.2% for the first quarter of fiscal 2002 compared to the prior year quarter's 22.6%. The principal contributors to this reduction were competitive pricing pressures, the lower production volumes on the decreased sales volume and the step-variable nature of expenses such as warranty, product liability and inventory reserves.

Selling, administrative and product development expenses as a percent of sales were 14.8% for the current year first quarter compared to 11.1% for the prior year first quarter. In absolute dollars, these expenses were $2.7 million lower for the current quarter then they were in the first quarter of fiscal 2001 principally resulting from lower pension charges, advertising expenses and bonus costs.

Pursuant to the early adoption of SFAS No. 142, the Company no longer amortizes goodwill. This resulted in a reduction of $1.5 million in goodwill amortization during the first quarter of fiscal 2002 compared to the prior year first quarter.

Miscellaneous income included currency losses of $268,000 in the first quarter of fiscal 2002 compared to $2.1 million in the corresponding prior year period. The decrease in currency losses in the first quarter of fiscal 2002 compared to the prior year first quarter is primarily attributable to the weakening U.S. dollar against the Euro and Australian dollar. The prior year period also benefited from a $1.0 million gain on the sale of the Company's interest in its Brazilian joint venture.

The effective tax rate was 33% for the current year first quarter compared to 37% for the prior year first quarter. The change in the effective tax rate is primarily attributable to the early adoption of SFAS No. 142 that eliminated the amortization of goodwill, which is not deductible for income tax purposes.

FINANCIAL CONDITION
Cash flow from operating activities was $56.2 million for the first quarter of fiscal 2002 compared to cash used of $59.4 million for the first quarter of fiscal 2001. The fiscal 2002 increase in cash flow primarily resulted from decreases in accounts receivable due to lower sales volumes, reductions in inventory levels as a result of production adjustments and manpower reductions, and an increase in accounts payable.

Investing activities during the first quarter of fiscal 2002 used $12.5 million of cash compared to $2.6 million for last year's first quarter. The increase in cash usage was principally due to an increase in expenditures for equipment held for rental. In addition, the prior year period included proceeds of $4.0 million from the sale of the Company's interest in its Brazilian joint venture.

Financing activities used cash of $44.1 million for the first quarter of fiscal 2002 compared to cash provided from financing activities of $51.6 million for the first quarter of fiscal 2001. The increase in cash used by financing activities was largely attributable to a reduction in debt levels. The prior year period included the repurchase of 777 thousand shares of the Company's capital stock at an aggregate cost of $9.4 million.

At October 31, 2001, the Company had unused credit lines totaling $124.6 million. In order to meet its future cash requirements, the Company intends to use internally generated funds and to borrow under its credit facilities. Based on its forecasting process, the Company believes that these resources will be sufficient to meet its cash requirements over the next 12 months.

In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Condensed Consolidated Statements of Cash Flows, the Company also measures its free cash flow. Free cash flow, a measure commonly employed by the financial community, is defined by the Company as cash flow from operating activities less capital expenditures including equipment held for rental, plus proceeds from the disposal of assets, unrealized currency gains or losses and changes in accounts receivable securitization and off-balance sheet debt. The Company modified the definition of free cash flow during the first quarter of fiscal 2002 to include changes in accounts receivable securitization and off-balance sheet debt. During the first quarter of fiscal 2002, the Company had free cash flow of $57 million compared to negative free cash flow of $56 million for the corresponding period in fiscal 2001. The change in free cash flow was attributable principally to the same factors impacting cash flow as described above.

The Company's exposure to product liability claims is discussed in the note entitled Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this report. Future results of operations, financial condition and liquidity may be affected to the extent that the Company's ultimate exposure with respect to product liability varies from current estimates.

OUTLOOK
This Outlook section and other parts of this Management's Discussion and Analysis contain forward-looking information and involve certain risks and uncertainties that could significantly impact expected results. Certain important factors that, in some cases have affected, and in the future could affect, the Company's results of operations and that could cause such future results of operations to differ are described in "Cautionary Statements Pursuant to the Securities Litigation Reform Act" which is an exhibit to this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Management expects that an economic recovery will not occur until the second half of calendar year 2002 rather than in the spring or summer as previously anticipated. Despite continuing recessionary conditions and uncertainty in credit and financial markets, the Company has developed a range of specific downturn plans in which it expects to remain profitable for the year with a focus on strong positive cash flow. Overall, the Company's current best estimate is that the United States aerial work platforms and telehandlers markets to be lower by approximately 30 to 35% and 20%, respectively, for fiscal year 2002. Traditionally, the European market has lagged the United States market and the Company is projecting this market will also be lower. However, market conditions may change abruptly and visibility remains limited. Management expects to be able to provide updated guidance closer to the end of the second quarter when it should to have additional visibility for spring season orders as some of the Company's larger customers firm up their capital plans for the coming year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Company manages exposure to these risks principally through its regular operating and financing activities.

While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. Total interest bearing liabilities at October 31, 2001 consisted of $252.3 million in variable rate borrowing, $45.8 million in accounts receivable securitization and $2.9 million in fixed rate borrowing. At the current level of variable rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $1.3 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt.

The Company does not have a material exposure to financial risk from using derivative financial instruments to manage its foreign currency exposures. For additional information, reference is made to Item 7 in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2001.

Independent Accountants' Review Report


The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. as of October 31, 2001, and the related condensed consolidated statements of income and cash flows for the three-month periods ended October 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of JLG Industries, Inc. as of July 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated September 10, 2001, except for the note entitled "Bank Credit Lines and Long-term Debt" as to which the date is October 8, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                      /s/ Ernst & Young LLP
Baltimore, Maryland
November 13, 2001

PART II  OTHER INFORMATION

ITEMS 1 - 3 AND 5

None/not applicable.

ITEM 4

The Company held its Annual Meeting of Shareholders on November 15, 2001. Management solicited proxies for the election of eight directors and for ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the 2002 fiscal year. Of the 42,141,677 shares of capital stock outstanding on the record date, 36,847,386 or 87% were voted in person or by proxy at the meeting date.

The tabulated results are set forth below:

Election of directors
                                                  For          Against
                                                  ---          -------
R. V. Armes                                    36,442,119      405,267
G. R. Kempton                                  36,443,019      404,367
W. M. Lasky                                    36,440,068      407,318
J. A. Mezera                                   36,385,596      461,790
S. Rabinowitz                                  36,442,819      404,567
R. C. Stark                                    36,442,719      404,667
T. C. Wajnert                                  36,444,019      403,367
C. O. Wood, III                                36,408,797      438,589


Ratification of the appointment of Ernst & Young LLP as independent auditors for the 2002 fiscal year.

        For                Against            Abstain
        ---                -------            -------
     36,217,459            581,790            48,137

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

         15       Letter re: Unaudited Interim Financial Information

         99       Cautionary Statements Pursuant to the Securities Litigation
                  Reform Act

(b) The Company was not required to file Form 8-K pursuant to requirements of such form for any of the three months ended October 31, 2001.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who is also signing in his capacity as principal financial officer.

                                                JLG INDUSTRIES, INC.
                                                (Registrant)



                                                /s/ James H. Woodward, Jr.
                                                -------------------------------
                                                James H. Woodward, Jr.
                                                Senior Vice President and
                                                Chief Financial Officer