Form 10-Q
period 2002-01-31
JLG INDUSTRIES INC
filed 2002-03-15
CIK 216275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
For the quarterly period ended January 31, 2002

                                       or

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


The number of shares of capital stock outstanding as of March 11, 2002 was 42,139,828.

                                TABLE OF CONTENTS


                                     PART 1

Item 1.    Financial Information..........................................    1

           Condensed Consolidated Balance Sheets..........................    1

           Condensed Consolidated Statements of Income....................    2

           Condensed Consolidated Statements of Cash
           Flows..........................................................    3

           Notes to Condensed Consolidated Financial
           Statements.....................................................    4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   10

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk....................................................   16

Independent Accountants' Review Report....................................   17

                                     PART II

Item 6.    Exhibits and Reports on Form 8-K...............................   18

Signature  ...............................................................   18

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)                                           January 31,           July 31,
                                                            2002                 2001
                                                       ------------          -----------
                                                       (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                              $   3,572           $   9,254
  Trade receivables - net                                  142,300             189,913
  Finance receivables - net                                 18,753              16,760
  Inventories                                              150,038             189,841
  Other current assets                                      20,043              18,787
                                                         ---------           ---------
    Total current assets                                   334,706             424,555
Property, plant and equipment - net                         96,437              98,403
Equipment held for rental - net                             27,533              20,002
Finance receivables, less current portion                  119,894             115,071
Goodwill - net                                             140,164             140,164
Other assets                                                24,333              27,394
                                                         ---------           ---------
                                                         $ 743,067           $ 825,589
                                                         =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                        $  23,011           $  22,193
  Accounts payable                                          53,759              76,723
  Accrued expenses                                          56,278              70,887
                                                         ---------           ---------
    Total current liabilities                              133,048             169,803
Long-term debt, less current portion                       226,293             276,994
Accrued post-retirement benefits                            24,338              23,757
Other long-term liabilities                                 10,075               9,601
Provisions for contingencies                                12,066              11,993
Shareholders' equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Issued shares: 42,131; fiscal 2001 - 42,144              8,426               8,429
  Additional paid-in capital                                14,144              14,256
  Retained earnings                                        322,675             319,607
  Unearned compensation                                     (2,683)             (3,377)
  Accumulated other comprehensive income                    (5,315)             (5,474)
                                                         ---------           ---------
    Total shareholders' equity                             337,247             333,441
                                                         ---------           ---------
                                                         $ 743,067           $ 825,589
                                                         =========           =========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(Unaudited)
                                                         Three Months Ended                 Six Months Ended
                                                             January 31,                      January 31,
                                                       2002              2001              2002           2001
                                                     ---------        ---------        ---------        ---------
Revenues
  Net sales                                          $ 150,369        $ 228,109        $ 300,575        $ 459,575
  Rentals                                                2,777            1,539            5,584            2,781
  Financial products                                     3,206              445            6,355              447
                                                     ---------        ---------        ---------        ---------
                                                       156,352          230,093          312,514          462,803

Cost of sales                                          131,822          188,618          257,924          368,838
                                                     ---------        ---------        ---------        ---------
Gross profit                                            24,530           41,475           54,590           93,965

Selling and administrative expenses                     15,756           24,125           34,861           46,030
Product development expenses                             3,664            4,105            7,667            8,020
Goodwill amortization                                     --              1,488             --              2,979
                                                     ---------        ---------        ---------        ---------
Income from operations                                   5,110           11,757           12,062           36,936

Other income (deductions):
  Interest expense                                      (4,027)          (6,052)          (8,365)         (10,108)
  Miscellaneous, net                                       909            2,053            1,826            1,576
                                                     ---------        ---------        ---------        ---------
Income before taxes                                      1,992            7,758            5,523           28,404

Income tax provision                                       658            2,861            1,823           10,500
                                                     ---------        ---------        ---------        ---------
Net income                                           $   1,334        $   4,897        $   3,700        $  17,904
                                                     =========        =========        =========        =========
Earnings per common share                            $     .03        $     .12        $     .09        $     .42
                                                     =========        =========        =========        =========
Earnings per common share -  assuming dilution       $     .03        $     .12        $     .09        $     .42
                                                     =========        =========        =========        =========

Cash dividends per share                             $    .005        $     .01        $    .015        $     .02
                                                     =========        =========        =========        =========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)                                                                 Six Months Ended
                                                                                January 31,
                                                                          2002                2001
                                                                       ---------           ---------
Operations
  Net income                                                           $   3,700           $  17,904
  Adjustments to reconcile net income to
   cash flow from operating activities:
    Gain on sale of joint venture                                           --                (1,008)
    (Gain) loss on sale of property, plant and equipment                     (63)                288
    Gain on sale of equipment held for rental                               (102)             (3,956)
    Non-cash charges and credits:
      Depreciation and amortization                                       11,119              12,935
      Other                                                                3,552               6,238
    Changes in selected working capital items:
      Accounts receivables                                                48,230              (8,502)
      Inventories                                                         39,920             (90,459)
      Accounts payable                                                   (22,949)             (1,291)
      Other operating assets and liabilities                             (16,862)            (12,187)
    Changes in finance receivables                                        (7,662)            (52,424)
    Changes in other assets and liabilities                                1,392               1,724
                                                                       ---------           ---------
    Cash flow from operating activities                                   60,275            (130,738)

Investments
  Purchases of property, plant and equipment                              (6,571)             (5,132)
  Proceeds from sale of  property, plant and equipment                       137                 149
  Purchases of equipment held for rental                                 (15,881)            (15,586)
  Proceeds from sale of equipment held for rental                          5,840              21,480
  Proceeds from sale of joint venture                                       --                 4,000
                                                                       ---------           ---------
    Cash flow from investing activities                                  (16,475)              4,911

Financing
  Net increase in short-term debt                                            816              12,090
  Issuance of long-term debt                                             221,459             264,150
  Repayment of long-term debt                                           (272,157)           (137,597)
  Payment of dividends                                                      (631)               (860)
  Purchase of common stock                                                  --               (22,201)
  Exercise of stock options and issuance of restricted awards                570                  70
                                                                       ---------           ---------
    Cash flow from financing activities                                  (49,943)            115,652

Currency Adjustments
  Effect of exchange rate changes on cash                                    461                (477)
                                                                       ---------           ---------

Cash
  Net change in cash and cash equivalents                                 (5,682)            (10,652)
  Beginning balance                                                        9,254              25,456
                                                                       ---------           ---------
  Ending balance                                                       $   3,572           $  14,804
                                                                       =========           =========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2002 (in thousands, except per share data)
(Unaudited)


BASIS OF PRESENTATION
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In our opinion, we have included all normal recurring adjustments necessary to a fair presentation of results for the unaudited interim periods.

Interim results for the six-month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended July 31, 2001.

RECLASSIFICATIONS
Where appropriate, we have reclassified certain amounts in fiscal 2001 to conform to the fiscal 2002 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
Effective August 1, 2001, the Company adopted the provisions of Emerging Issues Task Force 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". As a result of the adoption, the Company now classifies the costs associated with sales incentives provided to retailers as a reduction in net sales. These costs were previously included in selling, general and administrative expenses. This reclassification was not material to the applicable individual line items of the financial statements and had no impact on reported income before income taxes, net income or income per share amounts.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations," which is required to be adopted for financial statements issued for fiscal years beginning after June 15, 2002. This statement establishes the accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect adoption of this statement to have a significant impact on our results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144 entitled "Accounting for the Impairment or Disposal of Long-Lived Assets," which is required to be adopted for financial statements issued for fiscal years beginning after December 15, 2001. This statement establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." We do not expect adoption of this statement to have a significant impact on our results of operations or financial position.

INVENTORIES AND COST OF SALES
A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at January 31, 2002, must necessarily be based on our estimate of expected fiscal year-end inventory levels and costs.

Inventories consist of the following:

                                            January 31,           July 31,
                                               2002                2001
                                             --------            --------
Finished goods                               $103,677            $137,500
Raw materials and work in process              49,687              56,185
                                             --------            --------
                                              153,364             193,685
Less LIFO provision                             3,326               3,844
                                             --------            --------
                                             $150,038            $189,841
                                             ========            ========

GOODWILL
On August 1, 2001, we elected early adoption of SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Accordingly, we ceased amortization of all goodwill.

In the year of adoption, SFAS No. 142 requires the first step of the goodwill impairment test to be completed within the first six months of adoption and the final step to be completed within twelve months. The first step is a screen for potential impairment and the second measures the amount of impairment, if any. During the second quarter of fiscal 2002, we performed an initial impairment test by reporting unit, which indicated potential impairment of goodwill attributable to our Gradall reporting unit, which is part of our Machinery business segment. The measurement of the impairment loss has not yet been finalized. We will finalize the measurement by the end of fiscal 2002.

This table presents our reconciliation of reported net income to adjusted net income and the adjusted earnings per common share, as if SFAS No. 142 had been adopted, for each of the periods ended January 31, 2002 and 2001:

                                              Three Months Ended         Six Months Ended
                                                January 31,                January 31,
                                            2002           2001          2002         2001
                                           -------       -------       -------       -------
Net income - reported                      $ 1,334       $ 4,897       $ 3,700       $17,904
Add: goodwill amortization                      --         1,488            --         2,979
                                           -------       -------       -------       -------
Net income - adjusted                      $ 1,334       $ 6,385       $ 3,700       $20,883
                                           =======       =======       =======       =======

Adjusted earnings per common share         $   .03       $   .15       $   .09       $   .49
                                           =======       =======       =======       =======

Adjusted earnings per common share -
   assuming dilution                       $   .03       $   .15       $   .09       $   .49
                                           =======       =======       =======       =======

FINANCE RECEIVABLES
Finance receivables represent sales-type leases resulting from the sale of our products. Our net investment in finance receivables was as follows at:

                                    January 31,            July 31,
                                        2002                 2001
                                    -----------            ---------
Gross finance receivables            $ 128,307             $ 123,124
Estimated residual value                44,243                45,067
                                     ---------             ---------
                                       172,550               168,191
Unearned income                        (32,099)              (35,402)
                                     ---------             ---------
Net finance receivables                140,451               132,789
Provision for losses                    (1,804)                 (958)
                                     ---------             ---------
                                     $ 138,647             $ 131,831
                                     =========             =========

The following table displays the contractual maturity of our finance receivables. It does not necessarily reflect future cash collections because of various factors including the possible refinancing or sale of lease receivables and repayments prior to maturity.

For the twelve-month periods ended January 31:

2003                                                          $ 31,587
2004                                                            28,362
2005                                                            22,105
2006                                                            21,262
2007                                                            19,326
Thereafter                                                       5,665
Residual value in equipment at lease end                        44,243
Less: unearned finance income                                  (32,099)
                                                              --------
Net investment in leases                                      $140,451
                                                              ========

ACCOUNTS RECEIVABLE SECURITIZATION
During February 2002, we terminated our receivables purchase agreement by repurchasing for $18.1 million the undivided interest in pool receivables owned by our securitization subsidiary.

CHANGES IN ACCOUNTING ESTIMATES
During the quarter, we determined that certain volume-related customer incentives would not be achieved and that we would not make a discretionary profit sharing contribution for calendar year 2001. These changes resulted in an increase in net income of $4.7 million, or $.11 per diluted share, for the second quarter of fiscal 2002 and $4.1 million, or $.10 per diluted share, for the first six months of fiscal 2002.

BASIC AND DILUTED EARNINGS PER SHARE
This table presents our computation of basic and diluted earnings per share for each of the periods ended January 31, 2002 and 2001:

                                                          Three Months Ended            Six Months Ended
                                                             January 31,                  January 31,
                                                        2002            2001          2002            2001
                                                       -------        -------        -------        -------
Net income                                             $ 1,334        $ 4,897        $ 3,700        $17,904
                                                       =======        =======        =======        =======
Denominator for basic earnings per share --
   weighted average shares                              41,813         41,866         41,816         42,512

Effect of dilutive securities - employee stock
   options and unvested restricted shares                  586            706            593            511
                                                       -------        -------        -------        -------

Denominator for diluted earnings per
   share - weighted average shares adjusted
   for dilutive securities                              42,399         42,572         42,409         43,023
                                                       =======        =======        =======        =======

Earnings per common share                              $   .03        $   .12        $   .09        $   .42
                                                       =======        =======        =======        =======

Earnings per common share -
   assuming dilution                                   $   .03        $   .12        $   .09        $   .42
                                                       =======        =======        =======        =======

During the quarter ended January 31, 2002, options to purchase 3.4 million shares of capital stock at a range of $10.53 to $21.94 per share were not included in the computation of diluted earnings per share because exercise prices for the options were more than the average market price of the capital stock.

SEGMENT INFORMATION
We have organized our business into two segments - Machinery and Services. The Machinery segment contains the design, manufacture and sale of new equipment. The Services segment contains financing and leasing activities and after-sales service and support, including parts sales, equipment rentals, and used and reconditioned equipment sales. We evaluate performance and allocate resources based on operating profit before interest, miscellaneous income/expense and income taxes. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Our business segment information consisted of the following for each of the periods ended January 31, 2002 and 2001:

                                 Three Months Ended                   Six Months Ended
                                      January 31,                         January 31,
                                 2002              2001              2002               2001
                              ---------         ---------         ---------         ---------
External sales:
  Machinery                   $ 127,791         $ 191,600         $ 260,121         $ 401,293
  Services                       28,561            38,493            52,393            61,510
                              ---------         ---------         ---------         ---------
                              $ 156,352         $ 230,093         $ 312,514         $ 462,803
                              =========         =========         =========         =========

Segment profit (loss):
  Machinery                   $   3,378         $  16,766         $   7,807         $  46,057
  Services                        7,621             4,540            16,444            12,322
  General corporate              (5,889)           (9,549)          (12,189)          (21,443)
                              ---------         ---------         ---------         ---------
                              $   5,110         $  11,757         $  12,062         $  36,936
                              =========         =========         =========         =========

We manufacture our products in the United States and Belgium and sell these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations. Our sales by geographic area consisted of the following for each of the periods ended January 31, 2002 and 2001:

                                  Three Months Ended             Six Months Ended
                                     January 31,                    January 31,
                                2002            2001            2002            2001
                              --------        --------        --------        --------
United States                 $112,643        $168,801        $220,065        $351,906
Europe                          33,923          49,869          73,009          85,922
Other                            9,786          11,423          19,440          24,975
                              --------        --------        --------        --------
                              $156,352        $230,093        $312,514        $462,803
                              ========        ========        ========        ========

COMPREHENSIVE INCOME
On an annual basis, comprehensive income is disclosed in the Statement of Shareholders' Equity. This statement is not presented on a quarterly basis. The following table presents the components of comprehensive income for each of the periods ended January 31, 2002 and 2001:

                                                 Three Months Ended          Six Months Ended
                                                     January 31,               January 31,
                                                  2002         2001          2002        2001
                                                --------     --------     --------     --------
Net income                                      $  1,334     $  4,897     $  3,700     $ 17,904
Aggregate currency translation adjustment             63          193          159         (824)
                                                --------     --------     --------     --------
                                                $  1,397     $  5,090     $  3,859     $ 17,080
                                                ========     ========     ========     ========

COMMITMENTS AND CONTINGENCIES
We are a party to personal injury and property damage litigation arising out of incidents involving the use of our products. Our insurance program for fiscal year 2002 is comprised of a self-insured retention of $7 million for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $100 million in excess of the retention and international primary coverage. We contract with an independent firm to provide claims handling and adjustment services. Our estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. We frequently review the methods of making such estimates and establishing the resulting accrued liability, and any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which we are aware, we established accrued liabilities of $17.3 million and $17.8 million at January 31, 2002 and July 31, 2001, respectively. These amounts are included in other current liabilities and provisions for contingencies on our condensed consolidated balance sheet. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely that we would experience losses that are materially in excess of such reserve amounts. The provision for self-insured losses are included within cost of sales in our condensed consolidated statement of income. As of January 31,

2002 and July 31, 2001, we had no insurance recoverables or offset implications and no claims by us being contested by insurers.

At January 31, 2002, we are a party to multiple agreements whereby we guarantee $89.8 million in indebtedness of others. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying assets and/or make demand for reimbursement from other parties for any payments made by us under these agreements. At January 31, 2002, we had a $3.6 million reserve related to these agreements. We believe that it is unlikely that we would experience losses under these agreements that are materially in excess of this reserve amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE SECOND QUARTERS OF FISCAL 2002 AND 2001
Our revenues for the second quarter of fiscal 2002 were $156.4 million, down 32% from the $230.1 million in the comparable year-ago period.

The following tables outline our revenues by product groups and geography (in thousands) for the quarter ended January 31, 2002 and 2001:

                                                                         2002            2001
                                                                       --------        --------
Machinery:
   Aerial work platforms                                               $ 94,559        $158,907
   Material handlers                                                     18,624          16,623
   Excavators                                                            14,608          16,070

Services:
  After-sales service and support, including parts sales,
   equipment rentals and used and reconditioned equipment sales          22,578          36,509
  Financial products                                                      3,206             445
  Rentals                                                                 2,777           1,539
                                                                       --------        --------
                                                                       $156,352        $230,093
                                                                       ========        ========


                                                                         2002            2001
                                                                       --------        --------
United States                                                          $112,643        $168,801
Europe                                                                   33,923          49,869
Other                                                                     9,786          11,423
                                                                       --------        --------
                                                                       $156,352        $230,093
                                                                       ========        ========

The decrease in Machinery segment sales from $191.6 million to $127.8 million, or 33%, is principally attributable to reduced aerial work platform sales resulting from a weakened economy and related factors affecting demand for these products. Partially offsetting the decline in Machinery segment sales were stronger material handler sales and the reversal of previously recorded volume-related customer incentives. The decrease in Services segment revenues from $38.5 million to $28.6 million, or 25%, is principally attributable to lower sales of used equipment partially offset by increased revenues from financing activities and equipment rentals. The second quarter of fiscal 2001 benefited from a $16.8 million sale-leaseback of rental fleet assets.

Our domestic revenues for the second quarter of fiscal 2002 were $112.6 million, down 33% from the comparable year-ago period sales of $168.8 million. The decrease in our domestic revenues is primarily attributable to lower aerial work platform sales in the weakened domestic economy and the sale-leaseback of rental fleet assets during the second quarter of fiscal 2001. Revenues generated from sales outside the United States for the second quarter of fiscal 2002 were $43.7 million, down 29% from the corresponding quarter of the previous year primarily as a result of a softer European economy and a tight credit environment for many of our European customers.

Our gross profit margin was 15.7% for the second quarter of fiscal 2002 compared to the prior year quarter's 18.0%. The gross profit margin of our Machinery segment was 11.8% for the second quarter of fiscal 2002 compared to 17.7% for the second quarter of fiscal 2001. The gross profit margin of our Machinery segment declined principally because of lower production volumes due to lower sales and expenses that are not directly tied to additional production, such as inventory reserves. During the quarter, all manufacturing facilities were shut down for nearly half of the available production days. Partially offsetting the decline in gross profit margin was the elimination of our discretionary profit sharing contribution related to production personnel for calendar year 2001. The gross profit margin of our Services segment was 33.0% for the second quarter of fiscal 2002 compared to 19.6% for the corresponding period in the prior year. The gross profit margin of our Services segment increased primarily because of the increased revenues from our higher margin financing activities and the negative impact that the rental fleet sale-leaseback transaction had on the second quarter of fiscal 2001.

Our selling, administrative and product development expenses as a percent of sales were 12.4% for the current year second quarter compared to 12.3% for the prior year second quarter. However, these expenses were actually $8.8 million less in the second quarter of 2002 than in the second quarter of 2001. Our Machinery segment's selling, administrative and product development expenses decreased $6.1 million due primarily to lower bad debt provisions, the elimination of our discretionary profit sharing contribution related to selling and administrative personnel for calendar year 2001 and a reduction in the use of outside contractors and consultants. Our Services segment's selling, administrative and product development expenses decreased $227 thousand due primarily to the same reasons as described for our Machinery segment. Our general corporate selling, administrative and product development expenses decreased $2.5 million primarily due to lower pension charges and advertising expenses and the elimination of our discretionary profit sharing contribution partially offset by an increase in legal fees.

We were affected by the early adoption of SFAS No. 142. As a result of this new accounting standard, we no longer amortize goodwill. This led to the reduction of $1.5 million in goodwill amortization during the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001.

Our miscellaneous income (deductions) category included currency gains of $723 thousand in the second quarter of fiscal 2002 compared to gains of $1.9 million in the corresponding prior year period. The decrease in currency gains is primarily attributable to the strengthening of the U.S. dollar against the euro and Australian dollar during the second quarter of fiscal 2002 compared to the prior year second quarter.

Our effective tax rate in the second quarter of fiscal 2002 was 33% as compared to 37% for the second quarter of fiscal 2001. Since the amortization of goodwill is not deductible for tax purposes, the elimination of its amortization reduced our effective tax rate.

RESULTS FOR THE FIRST SIX MONTHS OF FISCAL 2002 AND 2001
Our revenues for the first six months of fiscal 2002 were $312.5 million, down 32% from the $462.8 million in the comparable year-ago period. The decline in consolidated revenues is principally due to a decline in machinery sales.

The following tables outline our revenues by product groups and geography (in thousands) for the six months ended January 31, 2002 and 2001:

                                                                         2002            2001
                                                                       --------        --------
Machinery:
   Aerial work platforms                                               $200,218        $336,234
   Material handlers                                                     32,728          36,991
   Excavators                                                            27,175          28,068

Services:
  After-sales service and support, including parts sales,
   equipment rentals and used and reconditioned equipment sales          40,454          58,282
  Financing products                                                      6,355             447
  Rentals                                                                 5,584           2,781
                                                                       --------        --------
                                                                       $312,514        $462,803
                                                                       ========        ========


                                                                         2002            2001
                                                                       --------        --------
United States                                                          $220,065        $351,906
Europe                                                                   73,009          85,922
Other                                                                    19,440          24,975
                                                                       --------        --------
                                                                       $312,514        $462,803
                                                                       ========        ========

The decrease in Machinery segment sales from $401.3 million to $260.1 million, or 35%, is principally attributable to lower aerial work platform sales resulting from a weakened economy and related factors affecting demand for these products. Partially offsetting the decline in Machinery segment sales was the reversal of previously recorded volume-related customer incentives. The decrease in Services segment revenues from $61.5 million to $52.4 million, or 15%, is principally attributable to lower sales of used equipment partially offset by increased revenues from financing activities and equipment rentals. The first six months of fiscal 2001 benefited from a $16.8 million sale-leaseback of rental fleet assets.

Our domestic revenues for the first six months of fiscal 2002 were $220.1 million, down 37% from the comparable year-ago period revenues of $351.9 million. The decrease in our domestic revenues is primarily attributable to lower aerial work platform sales in the weakened domestic economy and the sale-leaseback of rental fleet assets during the second quarter of fiscal 2001. Revenues generated from sales outside the United States for the first six months of fiscal 2002 were $92.4 million, down 17% from the corresponding period of the previous year. The decrease in our revenues generated from sales outside the United States is primarily attributable to lower aerial work platform sales primarily as a result of a softer European economy, a tight credit environment for many of our European customers and the revenue recognized related to the sale of our interest in a Brazilian joint venture in the first quarter of fiscal 2001.

Our gross profit margin was 17.5% for the first six months of fiscal 2002 compared to the prior year period's 20.3%. The gross profit margin of our Machinery segment was 13.3% for the first six months of fiscal 2002 compared to 19.4% for the comparable prior six-month period. The decrease in the gross profit margin of our Machinery segment was mainly due to the same factors as discussed above in the second quarter comparison. The gross profit margin of our Services segment was 38.4% for first six months of fiscal 2002 compared to

26.4% for the comparable prior six-month period. The increase in the gross profit margin of our Services segment was mainly due to the same factors as discussed above in the second quarter comparison.

Our selling, administrative and product development expenses as a percent of sales were 13.6% for the first six months of fiscal 2002 compared to 11.7% for the comparable prior six month period. However, these expenses were actually $11.5 million less in the first six months of fiscal 2002 than in the corresponding period of the previous year. Our Machinery segment's selling, administrative and product development expenses decreased $6.0 million due primarily to lower bad debt provisions, the elimination of our discretionary profit sharing contribution related to selling and administrative personnel for calendar year 2001, a reduction in the use of outside contractors and consultants, and lower bonus costs partially offset by an increase in research and development expenses. Our Services segment's selling, administrative and product development expenses increased $804 thousand due primarily to higher personnel and related costs associated with our subsidiary Access Financial Solutions, Inc. partially offset by a reduction in the use of outside contractors and consultants and the elimination of our discretionary profit sharing contribution. Our general corporate selling, administrative and product development expenses decreased $6.3 million primarily due to lower pension charges, advertising expenses, bad debt provisions and personnel and related costs and the elimination of our discretionary profit sharing contribution.

As discussed in the second quarter comparison, we were affected by the early adoption of SFAS No. 142. As a result, our goodwill amortization decreased $3.0 million during the first six months of fiscal 2002 compared to the corresponding period of the prior year.

Our miscellaneous income (deductions) category included currency gains of $455 thousand in the first six months of fiscal 2002 compared to currency losses of $258 thousand in the corresponding prior year period. The increase in currency gains is primarily attributable to the weakening of the U.S. dollar against the Australian dollar and euro during the first six months of fiscal 2002 compared to the corresponding period of the prior year. We note that in the first quarter of fiscal 2001, we gained $1.0 million from the sale of our interest in a Brazilian joint venture, which was included in the miscellaneous income (deductions) category.

Our effective tax rate for the first six months of fiscal 2002 was 33% as compared to 37% for the comparable period of fiscal 2001. The decrease in our effective tax rate is primarily due to the elimination of the amortization of goodwill as discussed in the second quarter comparison.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies are more fully described in the Summary of Significant Accounting Policies note included in our annual report on Form 10-K for the fiscal year ended July 31, 2001. As disclosed in the Significant Accounting Policies note, the preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgement. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

We believe the most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of potential impairment of goodwill as well as those used in the determination of liabilities related to product liability, warranty activity, taxation, guarantees, environmental matters and other contingencies. In addition, significant estimates form the basis for the residual value of our finance receivables and the fair market value of our used equipment as well as our reserves with respect to sales and volume-related customer incentives, collectibility of accounts and finance receivables, inventory valuations, lower of cost or market of used equipment, pension benefits, postretirement benefits and certain benefits provided to current employees. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques and independent third party studies. We regularly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

FINANCIAL CONDITION
Cash flow from operating activities was $60.3 million for the first six months of fiscal 2002 versus cash used of $130.7 million in the comparable period of fiscal 2001. The increase in cash flow from operating activities in the first six months of fiscal 2002 was primarily driven by a decrease in our inventory investment due to the use of selected production adjustments and manpower reductions, a decrease in receivables reflecting our lower sales volume and a reduced investment in finance receivables compared to the prior six-month period. Partially offsetting these benefits was a reduction in accounts payable due to lower production levels and lower accrued expenses primarily reflecting the elimination of the accruals related to the volume-related customer incentives and the discretionary profit sharing contribution.

During the first six months of fiscal 2002, we used a net of $16.5 million of cash for investing activities compared to cash provided from investing activities of $4.9 million for last year's comparable period. Our increase in cash usage was principally due to the rental fleet sale-leaseback transaction and the sale of our interest in our Brazilian joint venture that occurred during the first six months of fiscal 2001. We did not have any comparable transactions during the first six months of fiscal 2002.

We used a net of $49.9 million of cash for financing activities for the first six months of fiscal 2002 compared to cash received of $115.7 million for the first six months of fiscal 2001. The decrease in cash provided from financing activities largely resulted from lower borrowings under the Company's credit facilities due to the working capital reductions discussed above. The financing activities figure for the first six months of fiscal 2001 includes expenditures incurred to repurchase 1.7 million shares of our capital stock at an aggregate cost of $22.2 million. We did not repurchase any of our stock in the first six months of fiscal 2002.

The following table provides a summary of our contractual obligations (in thousands) at January 31, 2002:

                                                                   Payments Due by Period
                                         ------------------------------------------------------------
                                                     Less than       1-3          4-5        After 5
                                          Total        1 Year       Years        Years        Years
                                         --------     --------     --------     --------     -------
Long-term debt (a) (b)                   $226,675     $    382     $223,244     $  2,233     $   816
Accounts receivable
  securitization (b) (c)                   18,100       18,100           --           --          --
Operating leases (c)                       33,632        5,772       11,028       15,727       1,105
                                         --------     --------     --------     --------     -------
     Total contractual obligations       $278,407     $ 24,254     $234,272     $ 17,960     $ 1,921
                                         ========     ========     ========     ========     =======

(a) Included in long-term debt are our two separate credit facilities with a group of financial institutions that provide for an unsecured revolving credit facility with an aggregate commitment of $350 million. The credit facilities contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth. If we were to become in technical default of these covenants, the financial institutions could call the loans. Depending on the size of the potential goodwill impairment, we may need to negotiate adjustments to certain covenants.
(b) During February 2002, we terminated our accounts receivables securitization and borrowed additional funds under our senior facilities to repurchase the undivided interest in our pool of accounts receivable that had been sold to the purchasers totaling $18.1 million.
(c)  Off-balance sheet items.

The following table provides a summary of our other commercial commitments (in thousands) at January 31, 2002:

                                                          Amount of Commitment Expiration Per Period
                                                       ------------------------------------------------
                                           Total
                                          Amounts      Less than      1-3          4-5         Over 5
                                         Committed      1 Year       Years        Years        Years
                                         ----------    --------     --------     --------     --------
Lines of credit (a)                       $ 22,629     $ 22,629     $     --       $   --     $     --
Standby letters of credit                    2,904        2,667          237           --           --
Guarantees (b)                              89,753        4,379        2,420       69,524       13,430
                                          --------     --------     --------     --------     --------
     Total commercial commitments         $115,286     $ 29,675     $  2,657     $ 69,524     $ 13,430
                                          ========     ========     ========     ========     ========

(a) We have a $25 million secured bank revolving line of credit with a term of one year, renewable annually. We also have $2.5 million in loan facilities with a term of one year, renewable annually.
(b) We discuss our guarantee agreements in the note entitled Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this report.

As of January 31, 2002, we had unused credit lines totaling $132.4 million. In order to meet our future cash requirements, we intend to use internally generated funds and to borrow under our credit facilities. Although our senior credit facilities do not mature until 2004, certain covenants in these facilities require that customer financing activities conducted in our Services segment be funded through other sources commencing on and after August 1, 2002. Alternative sources may include syndications and/or securitizations of financial assets originated and held by our subsidiary Access Financial Solutions, Inc. We are currently examining financing alternatives for our Services segment as well as possible amendments to our senior credit facilities and expect satisfactory arrangements to be concluded during our third and fourth fiscal quarters.

In addition to measuring our cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statements of Cash Flows, we also measure our free cash flow. Our measure of free cash flow may not be comparable to similarly titled measures being disclosed by other companies and is not a measure of financial performance that is in accordance with generally accepted accounting principles. We modified our definition of free cash flow during the first quarter of fiscal 2002 to include changes in accounts receivable securitization and off-balance sheet debt.

We define free cash flow, a measure commonly employed by the financial community, as:

     (1) cash flow from operating activities less capital expenditures including equipment held for rental, plus

     (2) (a) proceeds from the disposal of assets, (b) unrealized currency gains or losses and (c) changes in accounts receivable securitization and off-balance sheet debt.

During the first six months of fiscal 2002, we had free cash flow of $85.9 million compared to negative free cash flow of $133.4 million for the corresponding period in fiscal 2001. The change in free cash flow was attributable principally to the same factors impacting cash flow described above.

OUTLOOK
This Outlook section and other parts of this Management's Discussion and Analysis contain forward-looking statements within the meaning of the federal securities laws which are intended to be covered by the safe harbors created thereby. Forward-looking statements are those statements that are based upon our current plans and expectations as opposed to historical and current facts and are often identified herein by use of words including but not limited to "may," "believe," "will," "project," "expect," "estimate," "anticipate," and "plan." These statements are based upon estimates and assumptions made by our management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. Certain important factors that in some cases have affected, and in the future could affect, our results of operations and that could cause such future results of operations to differ are described in "Cautionary Statements Pursuant to the Securities Litigation Reform Act" which is an exhibit to this report. You are cautioned not to rely on such forward-looking statements when evaluating the information contained in this report. We undertake no obligation to publicly update or revise any forward-looking statements.

Over the past several years, we have made progress in improving our manufacturing processes and throughput capability, a by-product of which has been the significant addition of capacity. When combined with our focus on core activities and start-up of European assembly operations in our new Belgium facility, these process improvements enable us to reduce our overhead without sacrificing our ability to satisfy customer demands. As part of our ongoing capacity rationalization plan, on February 22, 2002, we announced the closure of our facility in Orrville, Ohio. Operations at this 338,740-square-foot facility will be integrated into our McConnellsburg, Pennsylvania facility.

This capacity adjustment involves an estimated one-time pre-tax charge of $7.7 million to be taken in the fiscal third quarter with an expected payback period of just over one year. Of the $7.7 million, cash charges of approximately $4.5 million are associated with the personnel reductions and plant closing, and non-cash charges of $3.2 million reflect the write-down of idle facilities associated with the closure. The estimated impact on third quarter earnings is expected to be $.12 per diluted share.

In addition, we have modified our manufacturing model to correlate production more closely with customer orders, thereby reducing our inventory requirements. Based on this revised model, the economy remaining relatively stable and the improving visibility of spring season orders, we expect positive cash flow in the range of $125 to $150 million for the full fiscal year through a continued focus on free cash flow and inventory reductions. Based on these same factors, we expect revenues for the balance of the year to be relatively flat compared to the second half of fiscal 2001 and diluted earnings per share for the full year in a range of $.65 to $.75, excluding restructuring charges and goodwill impairment.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage exposure to these risks principally through our regular operating and financing activities.

While we are exposed to changes in interest rates as a result of our outstanding debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. Total interest bearing liabilities at January 31, 2002 consisted of $244.9 million in variable rate borrowing, $18.1 million in accounts receivable securitization and $4.4 million in fixed rate borrowing. At the current level of variable rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $1.0 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed rate debt.

We do not have a material exposure to financial risk from using derivative financial instruments to manage our foreign currency exposures. For additional information, we refer you to Item 7 in our annual report on Form 10-K for the fiscal year ended July 31, 2001.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. as of January 31, 2002, and the related condensed consolidated statements of income and cash flows for the three- month and six-month periods ended January 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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




                                                  /s/ Ernst & Young LLP
Baltimore, Maryland
February 14, 2002

PART II  OTHER INFORMATION

ITEMS 1 - 5

None/not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

          10.1 JLG Industries, Inc. Executive Deferred Compensation Plan amended and restated as of January 1, 2002

          15   Letter re: Unaudited Interim Financial Information

          99 Cautionary Statements Pursuant to the Securities Litigation Reform Act

(b) We filed a Current Report on Form 8-K on November 16, 2001, which included our Press Release dated as of November 15, 2001. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who is also signing in his capacity as principal financial officer.

                                                JLG INDUSTRIES, INC.
                                                (Registrant)



                                                /s/ James H. Woodward, Jr.
                                                --------------------------------
                                                    James H. Woodward, Jr.
                                                    Senior Vice President and
                                                    Chief Financial Officer