Form 10-Q
period 2002-04-30
JLG INDUSTRIES INC
filed 2002-06-11
CIK 216275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2002

                                       or

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


The number of shares of capital stock outstanding as of June 7, 2002 was 42,695,186.

                                TABLE OF CONTENTS


                                     PART 1

Item 1.    Financial Information..........................................    1

           Condensed Consolidated Balance Sheets..........................    1

           Condensed Consolidated Statements of Income....................    2

           Condensed Consolidated Statements of Cash Flows................    3

           Notes to Condensed Consolidated Financial
           Statements.....................................................    4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   11

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk....................................................   21

Independent Accountants' Review Report....................................   22

                                                 PART II

Item 6.    Exhibits and Reports on Form 8-K...............................   23

Signature  ...............................................................   23

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)                    April 30,    July 31,
                                                           2002         2001
                                                         ---------    ---------
                                                        (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                              $   3,291    $   9,254
  Trade receivables-net                                    208,308      189,913
  Finance receivables - net                                 23,199       16,760
  Pledged finance receivables                                6,281         --
  Inventories                                              163,379      189,841
  Other current assets                                      27,289       18,787
                                                         ---------    ---------
    Total current assets                                   431,747      424,555
Property, plant and equipment - net                         85,439       98,403
Equipment held for rental - net                             23,599       20,002
Finance receivables, less current portion                   79,942      115,071
Pledged finance receivables, less current portion           35,833         --
Goodwill - net                                             140,164      140,164
Other assets                                                19,938       27,394
                                                         ---------    ---------
                                                         $ 816,662    $ 825,589
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                        $  15,109    $  22,193
  Current portion of recourse/non-recourse debt              7,939         --
  Accounts payable                                         122,463       76,723
  Accrued expenses                                          59,734       70,887
                                                         ---------    ---------
    Total current liabilities                              205,245      169,803
Long-term debt, less current portion                       191,498      276,994
Recourse and non-recourse debt, less current portion        34,175         --
Accrued post-retirement benefits                            24,629       23,757
Other long-term liabilities                                  9,968        9,601
Provisions for contingencies                                11,992       11,993
Shareholders' equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Issued shares: 42,723; fiscal 2001 - 42,144              8,545        8,429
  Additional paid-in capital                                16,470       14,256
  Retained earnings                                        323,299      319,607
  Unearned compensation                                     (2,412)      (3,377)
  Accumulated other comprehensive income                    (6,747)      (5,474)
                                                         ---------    ---------
    Total shareholders' equity                             339,155      333,441
                                                         ---------    ---------
                                                         $ 816,662    $ 825,589
                                                         =========    =========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

                                              Three Months Ended             Nine Months Ended
                                                   April 30,                     April 30,
                                            2002             2001          2002          2001
                                          ---------      ---------      ---------      ---------
Revenues
  Net sales                               $ 203,395      $ 215,897      $ 503,970      $ 675,472
  Rentals                                     2,306          2,128          7,890          4,909
  Financial products                          3,031          1,448          9,386          1,895
                                          ---------      ---------      ---------      ---------
                                            208,732        219,473        521,246        682,276

Cost of sales                               174,465        172,295        432,389        541,133
                                          ---------      ---------      ---------      ---------

Gross profit                                 34,267         47,178         88,857        141,143

Selling and administrative expenses          19,188         19,616         54,049         65,646
Product development expenses                  3,736          3,904         11,403         11,924
Goodwill amortization                          --            1,529           --            4,508
Restructuring charges                         6,091           --            6,091           --
                                          ---------      ---------      ---------      ---------

Income from operations                        5,252         22,129         17,314         59,065

Other income (deductions):
  Interest expense                           (3,345)        (6,335)       (11,710)       (16,443)
  Miscellaneous, net                           (659)         1,143          1,167          2,719
                                          ---------      ---------      ---------      ---------

Income before taxes                           1,248         16,937          6,771         45,341

Income tax provision                            412          6,276          2,235         16,776
                                          ---------      ---------      ---------      ---------

Net income                                $     836      $  10,661      $   4,536      $  28,565
                                          =========      =========      =========      =========

Earnings per common share                 $     .02      $     .26      $     .11      $     .68
                                          =========      =========      =========      =========

Earnings per common share -
  assuming dilution                       $     .02      $     .25      $     .11      $     .67
                                          =========      =========      =========      =========

Cash dividends per share                  $    .005      $     .01      $     .02      $     .03
                                          =========      =========      =========      =========

Weighted average shares outstanding          42,107         41,699         41,931         42,271
                                          =========      =========      =========      =========

Weighted average shares outstanding -
  assuming dilution                          43,816         42,271         42,896         42,802
                                          =========      =========      =========      =========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                      Nine Months Ended
                                                                          April 30,
                                                                     2002           2001
                                                                  ---------      ---------
Operations
  Net income                                                      $   4,536      $  28,565
  Adjustments to reconcile net income to
   cash flow from operating activities:
    Gain on sale of joint venture                                      --           (1,008)
    Loss on sale of property, plant and equipment                       372          1,590
    Gain on sale of equipment held for rental                        (7,475)        (2,205)
    Non-cash charges and credits:
      Depreciation and amortization                                  15,813         19,885
      Other                                                           6,753          8,899
    Changes in selected working capital items:
      Trade receivables                                             (16,994)       (28,619)
      Inventories                                                    26,455       (128,929)
      Accounts payable                                               45,759        (19,254)
      Other operating assets and liabilities                         (7,689)       (15,658)
    Changes in finance receivables                                  (14,898)       (39,395)
    Changes in other assets and liabilities                               3            (16)
                                                                  ---------      ---------
    Cash flow from operating activities                              52,635       (176,145)
Investments
  Purchases of property, plant and equipment                        (10,246)       (10,450)
  Proceeds from sale of property, plant and equipment                   150            123
  Purchases of equipment held for rental                            (20,777)       (21,015)
  Proceeds from sale of equipment held for rental                    21,214         27,629
  Proceeds from sale of joint venture                                  --            4,000
                                                                  ---------      ---------
    Cash flow from investing activities                              (9,659)           287
Financing
  Net (decrease) increase in short-term debt                         (7,087)        10,923
  Issuance of long-term debt                                        376,068        417,287
  Repayment of long-term debt                                      (419,446)      (243,446)
  Payment of dividends                                                 (843)        (1,279)
  Purchase of common stock                                             --          (22,201)
  Exercise of stock options and issuance of restricted awards         3,276           (529)
                                                                  ---------      ---------
    Cash flow from financing activities                             (48,032)       160,755
Currency Adjustments
  Effect of exchange rate changes on cash                              (907)          (625)
                                                                  ---------      ---------
Cash
  Net change in cash and cash equivalents                            (5,963)       (15,728)
  Beginning balance                                                   9,254         25,456
                                                                  ---------      ---------
  Ending balance                                                  $   3,291      $   9,728
                                                                  =========      =========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2002
(in thousands, except per share data)
(Unaudited)

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

Interim results for the three-month and nine-month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended July 31, 2001.

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

INVENTORIES AND COST OF SALES
A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at April 30, 2002, must necessarily be based on our estimate of expected fiscal year-end inventory levels and costs.

Inventories consist of the following:

                                                       April 30,         July 31,
                                                         2002             2001
                                                       --------         --------
Finished goods                                         $108,847         $137,500
Raw materials and work in process                        57,627           56,185
                                                       --------         --------
                                                        166,474          193,685
Less LIFO provision                                       3,095            3,844
                                                       --------         --------
                                                       $163,379         $189,841
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

In the year of adoption, SFAS No. 142 requires the first step of the goodwill impairment test to be completed within the first six months of adoption and the final step to be completed within twelve months. The first step is a screen for potential impairment and the second measures the amount of impairment, if any. During the second quarter of fiscal 2002, we performed an initial impairment test by reporting unit, which indicated potential impairment of goodwill attributable to our Gradall reporting unit resulting from changing business conditions including consolidation of the material handler market, unplanned excess manufacturing capacity costs and eroded margins due to competitive pricing pressures. The measurement of the impairment loss has not yet been finalized. We will finalize the measurement by the end of fiscal 2002.

This table presents our reconciliation of reported net income to adjusted net income and the adjusted earnings per common share, as if SFAS No. 142 had been adopted, for each of the periods ended April 30, 2002 and 2001:

                                                  Three Months Ended      Nine Months Ended
                                                        April 30,           April 30,
                                                   2002       2001        2002       2001
                                                  -------   -------     -------    -------
Net income - reported                             $   836   $10,661     $ 4,536    $28,565
Add: goodwill amortization                           --       1,529        --        4,508
                                                  -------   -------     -------    -------
Net income - adjusted                             $   836   $12,190     $ 4,536    $33,073
                                                  =======   =======     =======    =======

Adjusted earnings per common share                $   .02   $   .29     $   .11    $   .78
                                                  =======   =======     =======    =======

Adjusted earnings per common share - assuming
   dilution                                       $   .02   $   .29     $   .11    $   .77
                                                  =======   =======     =======    =======

FINANCE RECEIVABLES
Finance receivables represent sales-type leases resulting from the sale of our products. Our net investment in finance receivables was as follows at:

                                                  April 30,            July 31,
                                                    2002                 2001
                                                  ---------           ---------
Gross finance receivables                         $ 133,544           $ 123,124
Estimated residual value                             45,067              45,067
                                                  ---------           ---------
                                                    178,611             168,191
Unearned income                                     (30,981)            (35,402)
                                                  ---------           ---------
Net finance receivables                             147,630             132,789
Provision for losses                                 (2,375)               (958)
                                                  ---------           ---------
                                                  $ 145,255           $ 131,831
                                                  =========           =========

The following table displays the contractual maturity of our finance receivables. It does not necessarily reflect future cash collections because of various factors including the possible refinancing or sale of lease receivables and repayments prior to maturity.

For the twelve-month periods ended April 30:

2003                                                             $34,118
2004                                                              27,340
2005                                                              25,480
2006                                                              24,050
2007                                                              18,544
Thereafter                                                         4,012
Residual value in equipment at lease end                          45,067
Less: unearned finance income                                    (30,981)
                                                              ----------
Net investment in leases                                        $147,630
                                                              ==========

CHANGES IN ACCOUNTING ESTIMATES
During the second quarter of fiscal 2002, we determined that certain volume-related customer incentives would not be achieved and that we would not make a discretionary profit sharing contribution for calendar year 2001. These changes resulted in an increase in net income of $4.1 million, or $.10 per diluted share, for the first nine months of fiscal 2002.

BASIC AND DILUTED EARNINGS PER SHARE
This table presents our computation of basic and diluted earnings per share for each of the periods ended April 30, 2002 and 2001:

                                                      Three Months Ended    Nine Months Ended
                                                          April 30,              April 30,
                                                     2002        2001      2002            2001
                                                   -------     -------     -------     -------
Net income                                         $   836     $10,661     $ 4,536     $28,565
                                                   =======     =======     =======     =======

Denominator for basic earnings per share --
   weighted average shares                          42,107      41,699      41,931      42,271

Effect of dilutive securities - employee stock
   options and unvested restricted shares            1,709         572         965         531
                                                   -------     -------     -------     -------

Denominator for diluted earnings per share --
   weighted average shares adjusted for
   dilutive securities                              43,816      42,271      42,896      42,802
                                                   =======     =======     =======     =======

Earnings per common share                          $   .02     $   .26     $   .11     $   .68
                                                   =======     =======     =======     =======

Earnings per common share -
   assuming dilution                               $   .02     $   .25     $   .11     $   .67
                                                   =======     =======     =======     =======

During the quarter ended April 30, 2002, options to purchase 885 thousand shares of capital stock at a range of $14.06 to $21.94 per share were not included in the computation of diluted earnings per share because exercise prices for the options were more than the average market price of the capital stock.

SEGMENT INFORMATION
We have organized our business into three segments - Machinery, Equipment Services and Access Financial Solutions. The Access Financial Solutions segment reflects operations of our wholly owned subsidiary Access Financial Solutions, Inc. The Machinery segment contains the design, manufacture and sale of new equipment. The Equipment Services segment contains after-sales service and support, including parts sales, equipment rentals, and used and reconditioned equipment sales. The Access Financial Solutions segment contains financing and leasing activities. We evaluate performance of the Machinery and Equipment Services segments and allocate resources based on operating profit before interest, miscellaneous income/expense and income taxes. We evaluate performance of the Access Financial Solutions segment and allocate resources based on its operating profit less its interest expense.

Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Our business segment information consisted of the following for each of the periods ended April 30, 2002 and 2001:

                                     Three Months Ended             Nine Months Ended
                                          April 30,                      April 30,
                                    2002            2001            2002            2001
                                 ---------      ---------      ---------      ---------
External sales:
  Machinery                      $ 165,857      $ 189,371      $ 425,352      $ 590,352
  Equipment Services                39,361         28,239         85,259         89,251
  Access Financial Solutions         3,514          1,863         10,635          2,673
                                 ---------      ---------      ---------      ---------
                                 $ 208,732      $ 219,473      $ 521,246      $ 682,276
                                 =========      =========      =========      =========
Segment profit (loss):
  Machinery                      $   3,283      $  21,014      $  11,101      $  63,842
  Equipment Services                 8,021          5,915         19,717         19,914
  Access Financial Solutions           937            (71)         3,566         (1,437)
  General corporate                 (8,059)        (5,615)       (20,248)       (24,140)
                                 ---------      ---------      ---------      ---------
                                 $   4,182      $  21,243      $  14,136      $  58,179
                                 =========      =========      =========      =========

We manufacture our products in the United States and Belgium and sell these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations. Our sales by geographic area consisted of the following for each of the periods ended April 30, 2002 and 2001:

                              Three Months Ended             Nine Months Ended
                                  April 30,                      April 30,
                             2002            2001            2002            2001
                           --------       --------       --------       --------
United States              $158,153       $168,775       $378,218       $520,681
Europe                       37,521         38,487        110,530        124,409
Other                        13,058         12,211         32,498         37,186
                           --------       --------       --------       --------
                           $208,732       $219,473       $521,246       $682,276
                           ========       ========       ========       ========

COMPREHENSIVE INCOME
On an annual basis, comprehensive income is disclosed in the Statement of Shareholders' Equity. This statement is not presented on a quarterly basis. The following table presents the components of comprehensive income for each of the periods ended April 30, 2002 and 2001:

                                                  Three Months Ended          Nine Months Ended
                                                       April 30,                  April 30,
                                                 2002          2001          2002         2001
                                              --------      --------      --------      --------
Net income                                    $    836      $ 10,661      $  4,536      $ 28,565
Aggregate currency translation adjustment       (1,431)         (285)       (1,272)       (1,109)
                                              --------      --------      --------      --------
                                              $   (595)     $ 10,376      $  3,264      $ 27,456
                                              ========      ========      ========      ========

RESTRUCTURING COSTS
During the third quarter of fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at this facility will be integrated into our McConnellsburg, Pennsylvania facility and the closure will result in a reduction of approximately 170 people. As a result, we will incur a pre-tax charge of $7.7 million, consisting of $6.1 million in restructuring costs associated with personnel reductions and the write-down of idle facilities and $1.6 million in charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to McConnellsburg. The $7.7 million consists of $3.4 million in cash charges and non-cash charges of $4.3 million.

During the third quarter of fiscal 2002, we recorded a pre-tax charge of $6.6 million consisting of an accrual of $1.2 million for termination benefit costs and a $4.9 million asset write-down and incurred $504 thousand in production relocation costs. We reported $6.1 million in restructuring costs and $504 thousand in cost of goods sold. During the quarter, 47 employees were terminated and we paid and charged $89 thousand of the termination benefit and lease termination costs against the accrued liability.

At April 30, 2002, we included $6.2 million in assets held for sale on the Condensed Consolidated Balance Sheet in other current assets and ceased depreciating these assets during the third quarter of fiscal 2002.

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

With respect to all product liability claims of which we are aware, we established accrued liabilities of $17.3 million and $17.8 million at April 30, 2002 and July 31, 2001, respectively. These amounts are included in other current liabilities and provisions for contingencies on our condensed consolidated balance sheet. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely that we would experience losses that are materially in excess of such reserve amounts. The provision for self-insured losses are included within cost of sales in our condensed consolidated statement of income. As of April 30, 2002 and July 31, 2001, we had no insurance recoverables or offset implications and no claims by us being contested by insurers.

At April 30, 2002, we are a party to multiple agreements whereby we guarantee $83.3 million in indebtedness of others. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying assets and/or make demand for reimbursement from other parties for any payments made by us under these agreements. At April 30, 2002, we had a $3.1 million reserve related to these agreements. We believe that it is unlikely that we would experience losses under these agreements that are materially in excess of this reserve amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FOR THE THIRD QUARTERS OF FISCAL 2002 AND 2001
Our revenues for the third quarter of fiscal 2002 were $208.7 million, down 5% from the $219.5 million in the comparable year-ago period. The following tables outline our revenues by segment, products and geography (in thousands) for the quarter ended April 30, 2002 and 2001:

                                                          2002            2001
                                                         --------       --------
Segment:
  Machinery                                              $165,857       $189,371
  Equipment Services                                       39,361         28,239
  Access Financial Solutions (a) (b)                        3,514          1,863
                                                         --------       --------
                                                         $208,732       $219,473
                                                         ========       ========


Product:
  Aerial work platforms                                  $128,317       $148,985
  Material handlers                                        20,600         23,660
  Excavators                                               16,940         16,726
  After-sales service and support, including
   parts sales, and used and reconditioned
   equipment sales                                         37,538         26,526
  Rentals                                                   2,306          2,128
  Financial products (b)                                    3,031          1,448
                                                         --------       --------
                                                         $208,732       $219,473
                                                         ========       ========


Geographic:
  United States                                          $158,153       $168,775
  Europe                                                   37,521         38,487
  Other                                                    13,058         12,211
                                                         --------       --------
                                                         $208,732       $219,473
                                                         ========       ========

(a) Commencing with the third quarter of fiscal 2002, we began reporting our financial services operation as a separate segment due to the increased significance of this activity to our business and our increased investment in it. In prior periods, this activity was included in our Equipment Services segment.
(b) Revenues for our Access Financial Solutions segment and Financial products are not equal because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The decrease in Machinery segment sales from $189.4 million to $165.9 million, or 12%, was principally attributable to reduced aerial work platform and sales resulting from a weakened economy and related factors affecting demand for these products. The increase in Equipment Services segment revenues from $28.2 million to $39.4 million, or 39%, was principally attributable to increased revenues from the conversion of rental purchase agreements during the current year quarter. The increase in Access

Financial Solutions segment revenues from $1.9 million to $3.5 million was principally attributable to increased financing activities resulting from our greater investment in this new business activity.

Our domestic revenues for the third quarter of fiscal 2002 were $158.2 million, down 6% from the comparable year-ago period revenues of $168.8 million. The decrease in our domestic revenues is primarily attributable to lower aerial work platform sales in the weakened domestic economy. Revenues generated from sales outside the United States for the third quarter of fiscal 2002 were $50.6 million, comparatively equal to the corresponding quarter of the previous year.

Our gross profit margin was 16.4% for the third quarter of fiscal 2002 compared to the prior year quarter's 21.5%. The decline was primarily attributable to lower margins in our Machinery segment offset in part by higher margins in our Access Financial Solutions segment. The gross profit margin of our Machinery segment was 13.1% for the third quarter of fiscal 2002 compared to 20.4% for the third quarter of fiscal 2001. The decrease is principally due to volume-related production costs resulting from shutdowns in the second quarter of the current fiscal year and an increase in product liability expense. In order to accelerate reduction of finished goods inventories in response to lower demand for our products, during the second quarter we shut down all manufacturing facilities for nearly half of the available production days resulting in higher average production costs. The effect of the shutdowns flowed through the income statement as the inventory produced during that quarter was sold. The gross profit margin of our Equipment Services segment was 23.6% for the third quarter of fiscal 2002 compared to 24.6% for the corresponding period in the prior year. The decrease is primarily attributable to higher used equipment sales, which have lower margins. The gross profit margin of our Access Financial Solutions segment increased primarily because of increased revenues resulting from the start-up of this segment during the prior year period. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses as a percent of revenues were 11.0% for the current year third quarter compared to 10.7% for the prior year third quarter. In dollar terms, these expenses were $0.6 million lower in the third quarter of 2002 than in the third quarter of 2001. Our Machinery segment's selling, administrative and product development expenses decreased $3.8 million due primarily to reduction in travel and entertainment expenses and bad debt provisions. Our Equipment Services segment's selling and administrative expenses increased $0.2 million due primarily to increased commission costs. Our Access Financial Solutions segment's selling and administrative expenses increased $0.5 million due primarily to increased bad debt provisions. Our general corporate selling, administrative and product development expenses increased $2.4 million primarily due to lower pension charges and higher software costs capitalized in the prior year quarter. In addition, the third quarter of fiscal 2002 included increased bad debt provisions, legal fees and costs related to establishing a shared service center in Europe.

During the third quarter of fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at this facility will be integrated into our McConnellsburg, Pennsylvania facility and the closure will result in a reduction of approximately 170 people. As a result, we will incur a pre-tax charge of $7.7 million, consisting of $6.1 million in restructuring costs associated with personnel reductions and the write-down of idle facilities and $1.6 million in charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to McConnellsburg. The $7.7 million consists of $3.4 million in cash charges and $4.3 million in non-cash charges.

During the third quarter of fiscal 2002, we recorded a pre-tax charge of $6.6 million consisting of an accrual of $1.2 million for termination benefit costs and a $4.9 million asset write-down and incurred $0.5 million in production relocation costs. We reported $6.1 million in restructuring costs and $0.5 million in cost of goods sold. During the quarter, 47 employees were terminated and we paid and charged $0.1 million of termination benefit and lease termination costs against the accrued liability.

We were affected by the early adoption of SFAS No. 142. As a result of this new accounting standard, we no longer amortize goodwill. This led to the reduction of $1.5 million in goodwill amortization during the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001.

Our miscellaneous income (deductions) category included currency losses of $0.9 million in the third quarter of fiscal 2002 compared to losses of $0.3 million in the corresponding prior year period. The increase in currency losses is primarily attributable to the strengthening of the U.S. dollar against the Euro and Australian dollar during the third quarter of fiscal 2002 compared to the prior year third quarter.

Our effective tax rate in the third quarter of fiscal 2002 was 33% as compared to 37% for the third quarter of fiscal 2001. Since the amortization of goodwill is not deductible for tax purposes, the elimination of its amortization as discussed above reduced our effective tax rate.

RESULTS FOR THE FIRST NINE MONTHS OF FISCAL 2002 AND 2001
Our revenues for the first nine months of fiscal 2002 were $521.2 million, down 24% from the $682.3 million in the comparable year-ago period. The decline in consolidated revenues was principally due to a decline in machinery sales. The following tables outline our revenues by segment, products and geography (in thousands) for the nine months ended April 30, 2002 and 2001:

                                                                              2002        2001
                                                                           --------     --------
Segment:
  Machinery                                                                $425,352     $590,352
  Equipment Services                                                         85,259       89,251
  Access Financial Solutions (a) (b)                                         10,635        2,673
                                                                           --------     --------
                                                                           $521,246     $682,276
                                                                           ========     ========


Product:
  Aerial work platforms                                                    $327,909     $484,858
  Material handlers                                                          53,328       60,651
  Excavators                                                                 44,115       44,794
  After-sales service and support, including parts sales, and used and
   reconditioned equipment sales                                             78,618       85,169
  Rentals                                                                     7,890        4,909
  Financial products (b)                                                      9,386        1,895
                                                                           --------     --------
                                                                           $521,246     $682,276
                                                                           ========     ========

Geographic:
  United States                                    $378,218             $520,681
  Europe                                            110,530              124,409
  Other                                              32,498               37,186
                                                   --------             --------
                                                   $521,246             $682,276
                                                   ========             ========

(a) Commencing with the third quarter of fiscal 2002, we began reporting our financial services operation as a separate segment due to the increased significance of this activity to our business and our increased investment in it. In prior periods, this activity was included in our Equipment Services segment.
(b) Revenues for our Access Financial Solutions segment and Financial products are not equal because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The decrease in Machinery segment sales from $590.4 million to $425.4 million, or 28%, was principally attributable to lower aerial work platform sales resulting from a weakened economy and related factors affecting demand for these products. Partially offsetting the decline in Machinery segment sales was the reversal of previously recorded volume-related customer incentives. The decrease in Equipment Services segment revenues from $89.3 million to $85.3 million, or 5%, was principally attributable to the absence in fiscal 2002 of the $19.9 million sale-leaseback of rental fleet assets that occurred during the first nine months of fiscal 2001 and lower sales of trade-in used equipment, partially offset by increased revenues from the conversion of rental purchase agreements. The increase in Access Financial Solutions segment revenues from $2.7 million to $10.6 million was principally attributable to increased financing activities resulting from our greater investment in this new business activity.

Our domestic revenues for the first nine months of fiscal 2002 were $378.2 million, down 27% from the comparable year-ago period revenues of $520.7 million. The decrease in our domestic revenues was primarily attributable to lower aerial work platform sales in the weakened domestic economy and the sale-leaseback of rental fleet assets during the second quarter of fiscal 2001. Revenues generated from sales outside the United States for the first nine months of fiscal 2002 were $143.0 million, down 11% from the corresponding period of the previous year. The decrease in our revenues generated from sales outside the United States was primarily attributable to lower aerial work platform sales primarily as a result of a softer European economy, a tight credit environment for many of our European customers which reduced demand for our products, and $3.1 million in revenue recognized in the first quarter of fiscal 2001 related to the sale of our interest in a Brazilian joint venture.

Our gross profit margin was 17.0% for the first nine months of fiscal 2002 compared to the prior year period's 20.7%. The decline was attributable to lower margins in our Machinery segment offset in part by higher margins in our Equipment Services and Access Financial Solutions segments. The gross profit margin of our Machinery segment was 13.1% for the first nine months of fiscal 2002 compared to 19.7% for the comparable prior nine-month period. The decrease in the gross profit margin of our Machinery segment was principally due to volume-related production costs resulting from shutdowns in the second quarter of the current fiscal year. In order to accelerate reduction of finished goods inventories in response to lower demand for our products, during the second quarter we shut down all manufacturing facilities for nearly half of the available production days resulting in higher average production costs.

The effect of the shutdowns flowed through the income statement as the inventory produced during that quarter was sold. Partially offsetting the decline in gross profit margin was the elimination of our discretionary profit sharing contribution related to production personnel for calendar year 2001. The gross profit margin of our Equipment Services segment was 27.1% for the first nine months of fiscal 2002 compared to 25.5% for the comparable prior nine-month period. The increase was primarily attributable to increased sales of higher margin remanufactured, reconditioned and refurbished equipment, increased revenues from the conversion of rental purchase agreements which have higher margins, and decreased sales of lower margin trade-in equipment. The gross profit margin of our Access Financial Solutions segment increased primarily because of increased revenues resulting from the start-up of this segment during the prior year period. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses as a percent of revenues were 12.6% for the first nine months of fiscal 2002 compared to 11.4% for the comparable prior nine-month period. In dollar terms, these expenses were $12.1 million lower in the first nine months of fiscal 2002 than in the corresponding period of the previous year. Our Machinery segment's selling, administrative and product development expenses decreased $9.3 million due primarily to the same factors as discussed above in the third quarter comparison and the elimination of our discretionary profit sharing contribution related to selling and administrative personnel for calendar year 2001. Our Equipment Services segment's selling and administrative expenses increased $0.5 million mainly due to the same factor as discussed above in the third quarter comparison partially offset by the elimination of our discretionary profit sharing contribution related to selling and administrative personnel for calendar 2001. Our Access Financial Solutions segment's selling and administrative expenses increased $0.6 million due primarily to costs associated with the start-up of this business. Our general corporate selling, administrative and product development expenses decreased $3.9 million primarily due to lower pension charges and the elimination of our discretionary profit sharing contribution. Prior year pension expense was higher due to the early retirement of three senior officers. In addition, the first nine months of fiscal 2002 included increased legal fees and costs related to establishing a shared service center in Europe.

We incurred restructuring and related charges of $6.6 million related to the closing of our facility in Orrville, Ohio as discussed in the third quarter comparison.

As discussed in the third quarter comparison, we were affected by the early adoption of SFAS No. 142. As a result, our goodwill amortization decreased $4.5 million during the first nine months of fiscal 2002 compared to the corresponding period of the prior year.

Our miscellaneous income (deductions) category included a gain of $1.0 million from the sale of our interest in a Brazilian joint venture during the first quarter of fiscal 2001.

Our effective tax rate for the first nine months of fiscal 2002 was 33% as compared to 37% for the comparable period of fiscal 2001. The decrease in our effective tax rate is primarily due to the elimination of the amortization of goodwill as discussed in the third quarter comparison.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies are more fully described in the Summary of Significant Accounting Policies note included in our annual report on Form 10-K for the fiscal year ended July 31, 2001. As disclosed in the Significant Accounting Policies note, the preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

FINANCIAL CONDITION
Cash flow from operating activities was $52.6 million for the first nine months of fiscal 2002 versus cash used of $176.1 million in the comparable period of fiscal 2001. The increase in cash flow from operating activities in the first nine months of fiscal 2002 was primarily driven by a decrease in our inventory investment as we shut down production facilities to begin to synchronize inventory and sales levels, and an increase in accounts payable as day's purchases outstanding increased to 74 days at April 30, 2002 compared to 46 days at July 31, 2001 while the day's purchases outstanding for the comparable prior year periods were relatively stable. The increase in accounts payable reflects production shutdowns during July 2001 due to the slowing economy and the resulting reduction in material purchases. Partially offsetting these effects were increases in trade accounts and finance receivables. The increase in trade accounts receivable reflects the elimination of $48.5 million in receivables securitization in July 2001 offset in part by decreased receivables due to lower sales. During February 2002, we terminated our receivables purchase agreement and repurchased any outstanding amounts under the agreement. Access Financial Solutions' finance receivables increased due to monetization activities which resulted in $42.1 million in recourse and non-recourse debt and the related pledged finance receivables, offset in part by decreased lease originations due to lower sales. The comparable prior year period included increased investments in receivables and inventories.

During the first nine months of fiscal 2002, we used $9.7 million of cash for investing activities compared to cash provided from investing activities of $0.3 million for last year's comparable period. Our increase in cash usage was principally due to the rental fleet sale-leaseback transaction and the sale of our interest in our Brazilian joint venture that occurred during the first nine months of fiscal 2001. We did not have any comparable transactions during the first nine months of fiscal 2002.

We used $48.0 million of cash for financing activities for the first nine months of fiscal 2002 compared to cash received of $160.8 million for the first nine months of fiscal 2001. The decrease in cash provided from financing activities largely resulted from lower borrowings under the Company's credit facilities due to the working capital reductions discussed above. In addition, financing activities for the first nine months of fiscal 2001 included expenditures incurred to repurchase 1.7 million shares of our capital stock at an aggregate cost of $22.2 million. We did not repurchase any of our stock in the first nine months of fiscal 2002.

The following table provides a summary of our contractual obligations (in thousands) at April 30, 2002:

                                                              Payments Due by Period
                                       ------------------------------------------------------------
                                                    Less than                              After 5
                                         Total       1 Year      1-3 Years    4-5 Years     Years
                                       --------     ---------    ---------    ---------    --------
Short and long-term debt (a)           $206,608     $ 15,109     $190,439     $    274     $    786
Recourse and non-recourse debt           42,114        7,939       19,517       14,658         --
Operating leases (b)                     31,810        5,478       10,532       14,726        1,074
                                       --------     --------     --------     --------     --------
     Total contractual obligations     $280,532     $ 28,526     $220,488     $ 29,658     $  1,860
                                       ========     ========     ========     ========     ========

(a) Included in long-term debt are our two separate credit facilities with a group of financial institutions that provide for a secured revolving credit facility with an aggregate commitment of $333.0 million. We also have a $25.0 million secured bank revolving line of credit with a term of one year, renewable annually. The credit facilities contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth. If we were to become in default of these covenants, the financial institutions could call the loans.
(b)  Off-balance sheet items.

The following table provides a summary of our other commercial commitments (in thousands) at April 30, 2002:

                                                  Amount of Commitment Expiration Per Period
                                                 ---------------------------------------------
                                      Total
                                      Amounts    Less than                             Over 5
                                     Committed    1 Year     1-3 Years   4-5 Years     Years
                                     ---------   ---------   ---------   ---------    -------
Standby letters of credit             $ 9,601     $ 9,601     $  --       $  --       $  --
Guarantees (a)                         83,339         688      18,655      54,135       9,861
                                      -------     -------     -------     -------     -------
     Total commercial commitments     $92,940     $10,289     $18,655     $54,135     $ 9,861
                                      =======     =======     =======     =======     =======

(a) We discuss our guarantee agreements in the note entitled Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this report.

We also monitor our adjusted total debt which is a non-generally accepted accounting principles ("GAAP") measure. Adjusted total debt reflects the sum of total debt, accounts receivables securitizations and other off-balance sheet financing, minus cash and limited and non-recourse debt arising from our monetizations of customer finance receivables. The following presents adjusted total debt (in thousands) as of:

                                                       April 30,        July 31,
                                                         2002            2001
                                                       --------         --------
Total debt                                             $248,721         $299,187
Accounts receivable securitization                         --             50,600
Rental fleet sale/leaseback                               8,284           16,656
Equipment sale/leaseback                                  9,066           11,448
                                                       --------         --------
Gross debt                                              266,071          377,891
Less cash                                                 3,291            9,254
Less recourse and non-recourse debt                      42,114             --
                                                       --------         --------
Adjusted total debt                                    $220,666         $368,637
                                                       ========         ========


As of April 30, 2002, we had unused credit lines totaling $153.5 million. In order to meet our future cash requirements, we intend to use internally generated funds and to borrow under our credit facilities. Availability of these credit lines depends upon our continued compliance with certain covenants, including certain financial ratios. Although we are currently in compliance with all financial covenants in our senior credit facilities, during April 2002, the senior credit facilities were amended to permit a monetization transaction and to add back to the calculation of EBITDA the restructuring and repositioning charges related to the Orrville facility closure. Without this amendment, we would not have been in compliance with our interest coverage ratio and leverage ratio covenants. These financial covenants become more stringent as of July 31, 2002 under the terms of our existing senior credit facilities.

In May 2002, we announced that we are seeking to raise, subject to market conditions, $150 million through a private offering of senior subordinated notes. If the offering is completed, the net proceeds will be used to repay outstanding debt under our existing $250 million revolving credit facility, and to repay outstanding debt under, and terminate, our $83 million working capital facility. If the offering is completed, our remaining $250 million and $25 million senior credit facilities will be amended and restated. We anticipate that these amended and restated credit facilities will contain revisions to the financial covenants that provide greater capacity for us to remain in compliance. Assuming that we maintain compliance with our financial covenants or obtain necessary waivers, we believe that permitted borrowings under our unused credit lines, together with expected internally generated funds, will be sufficient to fund our seasonal requirements for working capital and our $24 million in budgeted capital expenditures through fiscal 2003. With the seasonality of our business, our working capital requirements are typically lower during the first half of our fiscal year and increase in the second half to fund higher inventory and production levels to meet customer demand.

We also borrow under our credit lines to fund originations of customer finance receivables in our Access Financial Solutions segment. Our senior lenders have agreed, upon application of the net proceeds of the offering as described above, to permit Access Financial Solutions to originate and have outstanding no more than $150 million in finance receivables, other than pledged receivables that secure on-balance sheet, limited recourse and non-recourse monetizations. Our business plan anticipates that we will originate substantially more than $150 million in finance receivables. Accordingly, our plans require that we be able to monetize our finance receivables through various means, including syndications, securitizations or other limited or non-recourse transactions. We do not have in place any guaranteed facility to monetize all of our finance receivables and there can be no assurance that we will be able to monetize sufficient finance receivables to avoid being constrained by the $150 million limit imposed in our senior credit facilities. However, during the nine months ended April 30, 2002 we monetized through six different third parties approximately $53.6 million in finance receivables, including $46.1 million during the third quarter and we are continuing to examine other financing and monetization alternatives for Access Financial Solutions.

In addition to measuring our cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statements of Cash Flows, we also measure our free cash flow. Our measure of free cash flow may not be comparable to similarly titled measures being disclosed by other companies and is not a measure of financial performance that is in accordance with GAAP. With the commencement of reporting Access Financial Solutions as a separate segment, we modified our definition of free cash flow during the third quarter of fiscal 2002 to include in cash flow proceeds from on-balance sheet, limited and non-recourse monetization transactions in our Access Financial Solutions segment.

We define free cash flow, a non-GAAP measure commonly employed by the financial community, as:

         (1)      cash flow from operating activities plus

         (2)      cash flow from investing activities, less

         (3) (a) unrealized currency gains or losses, (b) proceeds from the disposal and monetization of assets and (c) changes in accounts receivable securitization and off-balance sheet debt.

During the first nine months of fiscal 2002, we had free cash flow of $146.8 million compared to negative free cash flow of $187.0 million for the corresponding period in fiscal 2001. The change in free cash flow was attributable principally to the same factors impacting cash flow described above. The following table provides a reconciliation of our cash flow from operating activities to our free cash flow (in thousands) for the nine months ended April 30, 2002 and 2001:

                                                                   Nine Months Ended
                                                                       April 30,
                                                               -------------------------
                                                                  2002           2001
                                                               ---------      ----------
Cash flow from operating activities                            $  52,635      $(176,145)
Cash flow from investing activities                               (9,659)           287
Unrealized currency gains                                            401            401
Changes in accounts receivable securitization, pledged
   receivables monetization and off-balance sheet debt (a)       103,468        (11,546)
                                                               ---------      ---------
Free cash flow                                                 $ 146,845      $(187,003)
                                                               =========      =========

(a) Pledged receivables monetization reflects the proceeds of our sales, on a non-recourse or limited recourse basis, of finance receivables and related assets to third parties in transactions that are treated as debt for purposes of GAAP but that are excluded from the definition of total debt under our senior credit facilities, except to the extent of any expected recourse liability.

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

There are signs that United States economy may have reached, and is possibly on the upswing from, the bottom of the current cycle. While many economists forecast an economic recovery beginning to materialize in the second half of calendar 2002, economic indicators remain mixed. Interest rates remain low and, despite strong housing activity, non-residential construction is down from the prior year. Strength in the European economy varies among countries and credit conditions for the financing of our European customers generally remain challenging. It also remains to be seen whether any economic recovery would involve accelerated economic growth ("V" shaped) or a more gradual return towards previous levels of economic activity ("U" shaped). The speed of any economic recovery will have a significant impact on our sales over the next year.

Specific to us, these mixed economic factors affect our customers' demand for our products. Large consolidated rental companies report their aerial segments as among their best performing operations. During recent periods, many large customers have rationalized the amount of equipment they require and aged their fleets significantly. We believe that unless they change their business models they will have to begin a replacement cycle soon. However, they remain cautious, preferring to see solid evidence that the economy is getting stronger before making investments in new equipment.

Assuming that current stabilization trends in the economy continue, we estimate that our revenues for the second half of fiscal 2002 would be approximately equal to the same period in 2001, our fiscal 2002 earnings would be in the range of $.60 to $.65 per share, excluding restructuring and repositioning charges and goodwill impairment charges, and our free cash flow would be approximately $175.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage exposure to these risks principally through our regular operating and financing activities.

While we are exposed to changes in interest rates as a result of our outstanding debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. Total interest bearing liabilities at April 30, 2002 consisted of $204.5 million in variable rate borrowing and $44.2 million in fixed rate borrowing. At the current level of variable rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $0.8 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed rate debt.

We do not have a material exposure to financial risk from using derivative financial instruments to manage our foreign currency exposures. For additional information, we refer you to Item 7 in our annual report on Form 10-K for the fiscal year ended July 31, 2001.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. as of April 30, 2002, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended April 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Baltimore, Maryland
May 17, 2002

PART II  OTHER INFORMATION

ITEMS 1 - 5

None/not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

         15       Letter re:  Unaudited Interim Financial Information

         99       Cautionary Statements Pursuant to the Securities Litigation
                  Reform Act

(b) We filed a Current Report on Form 8-K on February 25, 2002, which included our Press Releases dated February 22, 2002. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits). We filed a Current Report on Form 8-K on March 27, 2002, which included our Press Release dated March 27, 2002. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who is also signing in his capacity as principal financial officer.

                                        JLG INDUSTRIES, INC.
                                        (Registrant)



                                        /s/ James H. Woodward, Jr.
                                        ---------------------------------------
                                        James H. Woodward, Jr.
                                        Executive Vice President and
                                        Chief Financial Officer