Form 10-K
period 2002-07-31
JLG INDUSTRIES INC
filed 2002-10-04
CIK 216275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                     For the fiscal year ended July 31, 2002

|_| Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                  For the transition period from __________ to

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

At September 26, 2002, there were 42,916,960 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant at that date was $348,132,009.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                TABLE OF CONTENTS

Item
                                     PART I

1.  Business................................................................   1
        Products and Services...............................................   1
        Segment Information.................................................   3
        Marketing and Distribution..........................................   3
        Product Development.................................................   3
        Competition.........................................................   3
        Material and Supply Arrangements....................................   3
        Product Liability...................................................   4
        Employees...........................................................   4
        Environmental.......................................................   4
        Foreign Operations..................................................   4
        Executive Officers of the Registrant................................   5
2.  Properties..............................................................   6
3.  Legal Proceedings.......................................................   6
4.  Submission of Matters to a Vote of Security Holders.....................   6

                                     PART II

5.  Market for the Registrant's Common Equity
      and Related Stockholder Matters.......................................   7
6.  Selected Financial Data.................................................   8
7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........................  10
        Results of Operations...............................................  10
        Critical Accounting Policies and Estimates..........................  13
        Financial Condition.................................................  14
        Outlook.............................................................  17
        Market Risk.........................................................  17
8.  Financial Statements and Supplementary Data.............................  19
        Consolidated Balance Sheets.........................................  19
        Consolidated Statements of Income...................................  20
        Consolidated Statements of Shareholders' Equity.....................  21
        Consolidated Statements of Cash Flows...............................  22
        Notes to Consolidated Financial Statements..........................  23
        Report of Management ...............................................  46
        Report of Independent Auditors......................................  47
9.  Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure...............................  48

                                    PART III

10. Directors and Executive Officers of the Registrant......................  48
11. Executive Compensation..................................................  48
12. Security Ownership of Certain Beneficial Owners
       and Management.......................................................  48
13. Certain Relationships and Related Transactions..........................  48

                                     PART IV

14. Exhibits, Financial Statement Schedules and
       Reports on Form 8-K..................................................  48
        Financial Statement Schedule........................................  48
        Exhibits............................................................  48
    Reports on Form 8-K.....................................................  50
Signatures .................................................................  51

                                     PART I

ITEM 1. BUSINESS

Founded in 1969, we are the world's leading producer of aerial work platforms and a leading global manufacturer of variable-reach rough-terrain material handlers (telehandlers) and telescopic hydraulic excavators (excavators). Our products are marketed under the JLG(R) and Gradall(R) brand names, which are widely recognized by end-users as symbols of outstanding product quality, innovative design, reliability and life cycle cost effectiveness. In addition to designing and manufacturing our products, we provide our customers with after-sales service and support and financing and leasing solutions. With sales and service offices on six continents, we market our products worldwide primarily to equipment rental companies and distributors who in turn rent and sell our products to a diverse customer base in the construction, industrial, and commercial markets. We maintain five manufacturing facilities in Pennsylvania, Ohio, and Belgium and 23 sales and service facilities throughout the world.

Products and Services

We are organized in three business segments, Machinery, Equipment Services, and Access Financial Solutions.

Machinery

Our Machinery segment consists of the design, manufacture and sale of new aerial work platforms, telehandlers and telescoping hydraulic excavators.

Our aerial work platforms are designed to permit workers to position themselves, their tools and materials efficiently and safely to elevated work areas of up to 150 feet that otherwise might have to be reached by the erection of scaffolding, by the use of ladders, or through other devices. We produce three basic types of mobile aerial work platforms under the JLG brand: boom lifts, scissor lifts, and vertical mast lifts. These work platforms are mounted at the end of telescoping and/or articulating booms or on top of scissor-type or other vertical lifting mechanisms, which, in turn, are mounted on mobile chassis. Various standard accessories for specified end-user applications also may be incorporated into certain aerial work platform models. Our aerial work platforms are primarily used in construction and industrial applications and are powered by electric motors or gasoline, diesel, or propane engines; other models are push-around units. All of our aerial work platforms are designed for stable operation in elevated positions.

Our boom lifts are especially useful for reaching over machinery and equipment that is mounted on floors and for reaching other elevated positions not effectively approached by other vertical lifting devices. We produce boom lift models of various sizes with platform heights of up to 150 feet. The boom may be rotated continuously or up to 360 degrees in either direction, raised or lowered from vertical to below horizontal, and extended while the work platform remains horizontal and stable. These machines can be maneuvered forward or backward and steered in any direction by the operator from the work platform, even while the boom is extended. Boom-type models have standard-sized work platforms, which vary in size up to three by eight feet, and the rated lift capacities range from 500 to 1,000 pounds.

Our scissor lifts are designed to provide larger work areas and generally to allow for heavier loads than boom lifts. Scissor lifts may be maneuvered in a manner similar to boom lifts, but the platforms may be extended only vertically, except for an available option that extends the deck horizontally up to six feet. Scissor lifts are available in various models, with maximum platform heights of up to 50 feet and various platform sizes up to seven by 25 feet. The rated lift capacities range from 500 to 2,500 pounds.

Our self-propelled and push-around vertical mast lifts consist of a work platform attached to an aluminum mast that extends vertically, which, in turn, is mounted on either a push-around or self-propelled base. Available in various models, these machines in their retracted position can fit through standard door openings, yet reach platform heights of up to 41 feet when fully extended. The rated lift capacity is 350 pounds. In addition, our Stock Picker models can reach up to 21 feet and have a capacity of up to 500 pounds.

Our Gradall and JLG brand telehandlers are typically used by residential, non-residential and institutional building contractors and agricultural workers for lifting, transporting and placing a wide variety of materials at their point of use or storage. We manufacture and market telehandlers with rated lift capacities ranging from 6,000 to 10,000 pounds, lifting heights of up to 55 feet and a variety of material handling attachments. During 2002, we launched our first European-design telehandler product. Similar to the U.S. market, our rental company customers who purchase aerial work platforms typically also have large fleets of telehandlers. Our new European-design telehandler line will target both construction and agricultural markets and will leverage our existing European-based manufacturing and wholly owned sales and service operations.

Our Gradall brand excavators are typically used by contractors and government agencies for ditching, sloping, finish grading and general maintenance and infrastructure projects. Our excavators are distinguished from other types of excavators by their telescoping, rotating booms. The boom's arm-like motion increases the machine's versatility, optimizing the potential of the machine to use a wide variety of attachments. We manufacture and market a variety of track-mounted and wheel-mounted excavators, including specialized models used in mining and hazardous waste removal. We are the leading supplier of highway-speed wheel-mounted excavators in North America.

Equipment Services

Our Equipment Services segment focuses on after-sales service and support activities that enhance our ability to generate additional revenues throughout the life cycle of the products that we sell. For example, we re-manufacture, re-condition and re-furbish used equipment that we then resell at lower prices than our new equipment. We offer a variety of service warranties on these machines. We are the only access equipment manufacturer with complete re-manufacturing capability and which sells re-manufactured equipment with a full warranty. This operation has been certified as meeting ISO 9002 standards relating to customer service quality.

We distribute replacement parts for our and competing brand equipment through supplier-direct shipment programs and a system of two parts depots in North America and single parts depots in each of Europe and Australia. Sales of replacement parts have historically been less cyclical and typically generate higher margins than sales of new equipment. We have been expanding our reliance on and utilization of e-commerce using Internet-based technology in an effort to develop ever-closer relationships with our customers. For example, we handle most of our warranty transactions and nearly half of our parts orders via the Internet.

As another service to our customers, we have a rental fleet of over 900 units that we deploy in North America to support our rental company customer demands for rent-to-purchase financing and short-term rental contracts. Through a joint venture, we also operate a smaller rental fleet in Europe. Both of these operations are designed as rent-to-rent fleets to support, rather than compete with, our rental company customers. This program offers added fleet management flexibility for our rental company customers by making additional machines available on short term leases to meet levels of peak demand or needs of particular large products. Also internationally, we operate a small fleet of service vehicles that is a prototype for a similar service business that we plan to launch in North America under the name ServicePlus(TM).

We support the sales, service, and rental programs of our customers with product advertising, co-operative promotional programs, major trade show participation, and training programs covering service, products and safety. We supplement domestic sales and service support to our international customers through overseas facilities in Australia, Brazil, France Germany, Italy, Norway, Poland, South Africa, Spain, Sweden and the United Kingdom, and a joint venture in the Netherlands.

Access Financial Solutions

Our newest segment, Access Financial Solutions, focuses on "pre-sales services" by providing equipment financing and leasing solutions in connection with sales of our products that are tailored to meet our customers' and end-users' individual economic, capital structure and operational requirements. We conduct this business through our wholly owned subsidiary Access Financial Solutions, Inc. ("AFS"). Financing arrangements offered by AFS include installment sale contracts, capital leases, synthetic leases, operating leases and rental purchase guarantees. Terms vary depending on the type of transaction, but typically range between 36 and 72 months. During the financing term, the customer generally is responsible for insurance, taxes and maintenance of the equipment, and the customer bears the risk of damage to or loss of the equipment.

The 11-person North American staff of AFS is comprised of seasoned professionals who are experienced in credit analysis and financial services support. AFS adheres to credit policies that require various levels of credit approval depending on the transaction size and overall credit concentration with any customer. For example, Chief Executive Officer approval is required for any single customer credit including open account balance in excess of $10 million and approval of the Finance Committee of the Board of Directors is required for any single customer credit in excess of $25 million. Credit decisions to extend financing to customers are based on the credit review and approval process that include both financial analyses and the business rationale to support a particular customer. Once identified as a key customer, AFS will regularly review the customer's financial results and projections, the business and expansion plans and monitor our overall credit exposure to the customer.

AFS also maintains a 5-person staff in Europe which assists customers in locating financing offered by third parties, either with or without credit enhancement provided by us.

During fiscal 2002, we supported our customers in directly financing $112.8 million in sales, and arranging with or without credit enhancement by using third party financing for an additional $68.7 million in sales or nearly 18% and 11% of our total machinery sales, respectively. Our senior credit facility permits us to have up to $150 million of customer financing transactions outstanding at any time. So that we may continue to offer financing solutions to our customers, we intend to monetize a substantial portion of the receivables created by AFS through an on-going program of securitizations, syndications, limited recourse financings and other monetization transactions. During fiscal 2002, we monetized through seven different third parties approximately $101.9 million in finance receivables. In connection with some of these monetization transactions, we have limited recourse obligations relating to possible defaults by the obligors under the terms of the contracts which comprise the finance receivables. Depending on the nature of the AFS monetization transaction, we either retain servicing of the finance receivables and remit collections to the third party purchaser or lender, as the case may be, or we engage a third-party servicer. These monetization transactions allow us to provide on-going liquidity for our customer financing activities.

Segment Financial Information

Financial information regarding each of our segments appears in the note entitled "Segment Information" of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

Marketing and Distribution

Our products are marketed internationally through independent rental companies and distributors that rent and sell our products and provide service support as well as through other sales and service branches or organizations in which we hold equity positions. North American customers are located in all 50 states in the U.S., as well as in Canada and Mexico. International customers are located in Europe, the Asia/Pacific region, Australia, Japan and South America. We have branches or own controlling interests in sales and service operations in Australia, Brazil, France, Germany, Italy, Norway, Poland, South Africa, Spain, Sweden and the United Kingdom, and are a party to a joint venture arrangement which serves as a rental operation in the Netherlands. Our sales force comprises over 100 employees worldwide. In North America teams of sales employees and agents are dedicated to specific major customers or geographic regions. Our sales employees in Europe and the rest of the world are spread among our 20 international sales and service organizations.

Sales to one customer, United Rentals, Inc., accounted for 21%, 20% and 19% of our consolidated revenues for the years ended July 31, 2002, 2001 and 2000, respectively. For 2000, sales to another customer, Rental Service Corp., accounted for 13% of consolidated revenues.

Certain of our operations have been certified as meeting ISO 9001 and 9002 standards. We believe that certification is valuable because a number of customers require certification as a condition to doing business.

Product Development

We invest significantly in product development and diversification, including improvement of existing products and modification of existing products for special applications. Our product development staff comprises 144 employees. Product development expenditures totaled approximately $15.6 million, $15.9 million, and $15.8 million for the fiscal years 2002, 2001 and 2000, respectively.

We have various registered trademarks and patents relating to our products and business including registered trademarks for the JLG and Gradall brand names. While we consider them to be beneficial in the operation of our business, we are not dependent on any single patent or trademark or group of patents or trademarks.

Competition

We operate in the global construction and industrial equipment market. Our competitors range from some of the world's largest multi-national industrial equipment manufacturers to small single-product niche manufacturers. Within this global market segment, we face competition principally from three significant aerial work platform manufacturers and approximately 26 smaller manufacturers, eight major telehandler manufacturers and numerous other manufacturers of other niche products such as boom trucks, cherry pickers, mast climbers, straight mast and truck-mounted forklifts, rough- and all-terrain and truck-mounted cranes, portable material lifts and various types of earth moving equipment that offer similar or overlapping functionality to our products. We believe that we are the world's leading manufacturer of aerial work platforms and one of the world's leading manufacturers of telehandlers. We are currently a niche supplier of excavators, but within the narrow category of highway-speed, wheeled-mounted excavators, we are the leading supplier in North America.

Material and Supply Arrangements

We obtain raw materials, principally steel; other component parts, most notably engines, drive motors, tires, bearings and hydraulics; and supplies from third parties. We also outsource certain assemblies and fabricated parts. We rely on preferred vendors as a single source for "just-in-time" delivery of many raw materials and manufactured components. We believe these arrangements have resulted in reduced investment requirements, greater access to technology developments and lower per-unit costs. Although we rely on certain specific suppliers as preferred vendors, no single component part or raw material is available only from one vendor. Because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers may adversely affect our ability to satisfy our customers on a timely basis and thereby affect our financial performance.

Product Liability

We have rigorous product safety standards and work continually to improve the safety and reliability of our products. We monitor accidents and possible claims and establish liability estimates with respect to claims based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting from such reviews are reflected in current earnings. Reserves are based on actual incidents and do not necessarily directly relate to sales activity. Based upon our best estimate of anticipated losses, product liability costs approximated 1.1%, 0.7% and 0.6% of net revenues, for the years ended July 31, 2002, 2001 and 2000, respectively.

For additional information relative to product liability insurance coverage and cost, see the note entitled "Commitments and Contingencies" of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

Employees

We had 2,801 and 3,300 employees as of July 31, 2002 and 2001, respectively. We believe our employee relations are good. Approximately 11% of our employees are represented by a union under a contract, which expires April 22, 2006.

Environmental

Our operations are subject to various international, federal, state and local environmental laws and regulations. These laws and regulations are administered by international, federal, state and local agencies. Among other things, these laws and regulations regulate the discharge of materials into the water, air and land, and govern the use and disposal of hazardous and non-hazardous substances. We believe that our operations are in substantial compliance with all applicable environmental laws and regulations, except for violations that we believe would not have a material adverse effect on our business or financial position.

Foreign Operations

We manufacture our products in the U.S. and Belgium for sale throughout the world. Revenues to customers outside the U.S. were 28%, 26% and 24% of total net revenues for 2002, 2001 and 2000, respectively. Revenues from European customers were 22%, 19% and 17% of total net revenues for 2002, 2001 and 2000, respectively. Additional financial information regarding our foreign operations appears in the note entitled "Segment Information" of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

Executive Officers of the Registrant
------------------------------------

                                    Positions with the Company and business
                                    experience during past five years
Name                     Age        (date of initial election)
----                     ---        --------------------------

William M. Lasky         55         Chairman of the Board, President and Chief
                                    Executive Officer (2001); prior to 2000,
                                    President and Chief Executive Officer; prior to 2000, President and Chief Operating
                                    Officer; prior to 1999, President, Dana
                                    Corporation, Worldwide Filtration Products
                                    Group; prior to 1997, Vice President and
                                    General Manager, Dana Corporation, North
                                    America Filtration Group.

James H. Woodward, Jr.    49        Executive Vice President and Chief Financial
                                    Officer (2002); prior to 2002, Senior Vice
                                    President and Chief Financial Officer; prior to 2000, Vice President, Director
                                    E-Business, Dana Corporation; prior to 2000,
                                    Vice President and Corporate Controller,
                                    Dana Corporation; prior to 1997, Vice
                                    President and Controller, Dana Corporation,
                                    North American Operations.

Peter L. Bonafede, Jr.    52        Senior Vice President - Manufacturing
                                    (2000); prior to 2000, President, Global
                                    Chemical Technologies; prior to 1999, Vice
                                    President and General Manager,
                                    Ingersoll-Rand Company, Blaw-Knox Division;
                                    prior to 1997, Plant Manager, Federal-Mogul
                                    Corporation.

Craig E. Paylor           46        Senior Vice President - Sales, Marketing and
                                    Customer Support (2001); prior to 2001,
                                    Senior Vice President - Sales and Market
                                    Development; prior to 1999, Vice President
                                    - Sales and Marketing.

Wayne P. MacDonald        49        Senior Vice President - Engineering (2002);
                                    prior to 2002, Vice President - Engineering;
                                    prior to 2000, Director, Advanced Technology
                                    Development and Applications Engineering.

Barry L. Phillips         61        President and Chief Executive Officer,
                                    Gradall Industries, Inc. (1995).

Philip H. Rehbein         52        Senior Vice President - Finance (August
                                    2002), Vice President - Finance (May 2002);
                                    prior to 2002, Vice President and General
                                    Manager - Gradall; prior to 2001, Vice
                                    President Finance; prior to 1999, Vice
                                    President and Corporate Controller; prior to 1998, Corporate Controller.

Thomas D. Singer          50        Senior Vice President, General Counsel and
                                    Secretary (2001); prior to 2000, Vice
                                    President, General Counsel and Assistant
                                    Secretary.

Significant Employees
---------------------

Israel Celli              49       Vice President - International Sales,
                                    Marketing and Customer Support (2002); prior to 2002, General Manager of Latin America; prior to 2000, Marketing Director for Latin America, Case Brasil and Cia. (CNH Global); prior 1998, National Manager of Marketing, Sales and Distribution, Clark Empilhadeiras do Brasil Ltda.; prior to 1997, National Manager of Product and Marketing, Buettner Ind. & Com. Ltda.

All executive officers listed above are elected to hold office for one year or until their successors are elected and qualified, and have been employed in the capacities noted for more than five years, except as indicated. No family relationship exists among the above-named executive officers.

ITEM 2.  PROPERTIES

We own and operate four facilities in Pennsylvania and Ohio containing manufacturing and office space, totaling 1.4 million square feet and situated on 210 acres of land. Our properties are considered to be in good operating condition, well-maintained and suitable for their present purposes. We lease an 80,000-square-foot manufacturing facility in Belgium. The locations, sizes and principal products manufactured at each of the facilities is as follows:

               Location                        Size             Owned/Leased                   Products
               --------                        ----             ------------                   --------
New Equipment

McConnellsburg, Pennsylvania               530,000 sq. ft.         Owned          Boom lifts, Scissor lifts, Telehandlers
Shippensburg, Pennsylvania                 300,000 sq. ft.         Owned          Boom lifts, Scissor lifts, Vertical Mast
                                                                                  lifts
Bedford, Pennsylvania (Sunnyside)          130,000 sq. ft.         Owned          Scissor lifts
Maasmechelin, Belgium                       80,000 sq. ft.         Leased         Scissor lifts, Telehandlers
New Philadelphia, Ohio                     430,000 sq. ft.         Owned          Excavators

Used Equipment

McConnellsburg, Pennsylvania                27,000 sq. ft.         Leased         Equipment Services
Port Macquerie, Australia                   25,000 sq. ft.         Leased         Equipment Services

Our McConnellsburg and Bedford, Pennsylvania facilities are encumbered as security for long-term borrowings.

We also lease executive offices in Hagerstown, Maryland and a number of small distribution, administration or service facilities throughout the world.

We completed the permanent closure of our Orrville, Ohio, facility and relocation of telehandler production to McConnellsburg, on July 31, 2002. We have placed this 340,000-square-foot facility for sale. We also own a 75,000-square-foot facility in Bedford (Weber Lane), Pennsylvania that is no longer used for manufacturing, which we have placed for sale.

ITEM 3.  LEGAL PROCEEDINGS

We make provisions relating to probable product liability claims. For information relative to product liability claims, see the note entitled Commitments and Contingencies of the Notes to Consolidated Financial Statements,
Item 8 of Part II and the discussion in Part I, Item 1 of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Our capital stock is traded on the New York Stock Exchange under the symbol JLG. The table below sets forth the high and low closing prices and average shares traded daily for the past two fiscal years.

------------------------------------------------------------------------------------------------------------
                                                                                        Average Shares
                                        Price per Share                                  Traded Daily
Quarter              ---------------------------------------------------------------------------------------
Ended                              2002                        2001                   2002            2001
------------------------------------------------------------------------------------------------------------
                           High            Low          High            Low
October 31               $11.82          $8.98        $13.94          $9.44          97,390          175,214
January 31               $11.65          $9.55        $15.13          $9.63         123,154          156,848
April 30                 $17.53         $10.05        $13.97         $11.46         167,580          171,138
July 31                  $16.46          $9.00        $12.35         $10.77         182,215           97,781
------------------------------------------------------------------------------------------------------------

Our quarterly cash dividend rate is currently $.005 per share, or $.02 on an annual basis. The dividend rate was decreased to the current rate in November 2001, prior to which the quarterly rate had been $.01 per share.

As of September 12, 2002, there were approximately 2,000 shareholders of record of our capital stock and another 13,000 shareholders in street names.

For tabular information regarding securities authorized for issuance under equity compensation plans, see the note entitled "Stock Based Incentive Plans" of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

ITEM 6. SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY
(in thousands of dollars, except per share data and number of employees)

----------------------------------------------------------------------------------------------------------
Years ended July 31                                                   2002          2001            2000
----------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Net revenues                                                        $770,070      $963,872      $1,056,168
Gross profit                                                         132,087       188,794         231,086
Selling, administrative and
  product development expenses                                       (95,279)     (104,585)       (109,434)
Goodwill amortization                                                     --        (6,052)         (6,166)
Restructuring charge                                                  (6,091)       (4,402)             --
Income (loss) from operations                                         30,717        73,755         115,486
Interest expense                                                     (16,255)      (22,195)        (20,589)
Other income (expense), net                                            4,759         2,737           1,146
Income (loss) before taxes and cumulative effect of change in
  accounting principle                                                19,221        54,297          96,043
Income tax (provision) benefit                                        (6,343)      (20,091)        (35,536)
Income (loss) before cumulative effect of change in accounting
  principle                                                           12,878        34,206          60,507
Cumulative effect of change in accounting principle                 (114,470)           --              --
Net (loss) income                                                   (101,592)       34,206          60,507
PER SHARE DATA
Earnings per common share before cumulative effect of change in
  accounting principle                                                  $.31          $.81           $1.39
Cumulative effect of change in accounting principle                    (2.72)           --              --
(Loss) earnings per common share                                       (2.41)          .81            1.39
Earnings per common share -- assuming dilution before cumulative
  effect of change in accounting principle                               .30           .80            1.37
Cumulative effect of change in accounting principle                    (2.65)           --              --
(Loss) earnings per common share -- assuming dilution                  (2.35)          .80            1.37
Cash dividends                                                          .025           .04            .035
PERFORMANCE MEASURES (before cumulative effect of change in
accounting principle)
Return on revenues                                                      1.7%          3.5%            5.7%
Return on average assets                                                1.6%          4.4%            8.5%
Return on average shareholders' equity                                  3.8%         10.5%           20.8%
FINANCIAL POSITION
Working capital                                                     $231,203      $254,752        $165,923
Current assets as a percent of current liabilities                      188%          250%            187%
Property, plant and equipment, net                                    84,370        98,403         105,879
Total assets                                                         778,241       825,589         653,587
Total debt                                                           279,329       299,187          98,302
Adjusted total debt                                                  198,884       368,637         142,871
Shareholders' equity                                                 236,042       333,441         324,051
Total debt as a percent of total capitalization                          54%           47%             23%
Book value per share                                                    5.52          7.91            7.42
OTHER DATA
Product development expenditures                                     $15,586       $15,858         $15,751
Capital expenditures, net of retirements                              12,390        10,685          22,251
Net additions (retirements) to rental fleet                            5,554        12,437          (8,016)
Depreciation and amortization                                         20,959        28,775          25,970
Employees                                                              2,801         3,300           3,770

This summary should be read in conjunction with Management's Discussion and Analysis. All share and per share data have been adjusted for the two-for-one stock splits distributed in April and October 1995, and the three-for-one stock split distributed in July 1996. Amounts subsequent to 1998 reflect the acquisition of Gradall Industries, Inc. in June 1999.

-------------------------------------------------------------------------------------------------------------------------
   1999            1998            1997            1996            1995            1994            1993            1992
-------------------------------------------------------------------------------------------------------------------------
 $720,224        $530,859        $526,266        $413,407        $269,211        $176,443        $123,034        $110,479
  166,953         128,157         130,005         108,716          65,953          42,154          28,240          22,542

  (75,431)        (55,388)        (56,220)        (44,038)        (33,254)        (27,147)        (23,323)        (22,024)
     (750)             --              --              --              --              --              --              --
       --          (1,689)         (1,897)             --              --              --              --          (4,922)
   90,772          71,080          71,888          64,678          32,699          15,007           4,917          (4,404)
   (1,772)           (254)           (362)           (293)           (376)           (380)           (458)         (1,218)
    2,016            (356)           (288)          1,281             376             (24)            180            (149)

   91,016          70,470          71,238          65,666          32,699          14,603           4,639          (5,771)
  (29,745)        (23,960)        (25,090)        (23,558)        (11,941)         (5,067)         (1,410)          2,733

   61,271          46,510          46,148          42,108          20,758           9,536           3,229          (3,038)
       --              --              --              --              --              --              --              --
   61,271          46,510          46,148          42,108          20,758           9,536           3,229          (3,038)

    $1.40           $1.07           $1.06            $.98            $.49            $.23            $.08           ($.07)
       --              --              --              --              --              --              --              --
     1.40            1.07            1.06             .98             .49             .23             .08            (.07)

     1.36            1.05            1.04             .96             .48             .23             .08            (.07)
       --              --              --              --              --              --              --              --
     1.36            1.05            1.04             .96             .48             .23             .08            (.07)
      .02             .02             .02            .015           .0092           .0083              --            .005

     8.5%            8.8%            8.8%           10.2%            7.7%            5.4%            2.6%           (2.8%)
    17.3%           17.9%           21.7%           28.5%           20.2%           12.1%            4.6%           (4.0%)
    28.1%           26.2%           33.6%           47.9%           37.1%           23.8%            8.5%           (7.9%)

 $176,315        $122,672         $84,129         $71,807         $45,404         $32,380         $26,689         $33,304
     226%            248%            218%            226%            216%            208%            217%            268%
  100,534          57,652          56,064          34,094          24,785          19,344          13,877          13,511
  625,817         307,339         248,374         182,628         119,708          91,634          72,518          73,785
  175,793           3,708           3,952           2,194           2,503           7,578           4,471          12,553
  156,760         (53,085)        (21,484)        (28,244)        (10,470)           (510)           (377)          7,613
  271,283         207,768         160,927         113,208          68,430          45,706          38,939          37,186
      39%              2%              2%              2%              4%             14%             10%             25%
     6.13            4.71            3.68            2.61            1.60            1.09             .89             .86

   $9,279          $9,579          $7,280          $6,925          $5,542          $4,373          $3,385          $3,628
   24,838          13,577          29,757          16,668           8,618           7,762           3,570           1,364
    4,645           5,377          14,199           9,873           1,548           1,455             273           3,470
   19,530          15,750          10,389           6,505           3,875           2,801           2,500           2,569
    3,960           2,664           2,686           2,705           2,222           1,620           1,324           1,014

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the year ended July 31, 2002, our revenues were $770.1 million, down 20% from the $963.9 million reported for fiscal 2001. Our revenues for the year ended July 31, 2001 were $963.9 million, down 9% from the $1.056 billion reported for fiscal 2000.

The following tables outline our revenues by segment, product, and geography (in thousands) for the years ended July 31:

                                                    Years Ended July 31,
                                              ----------------------------------
                                                2002         2001         2000
                                              --------   ----------   ----------

      Segment:
        Machinery                             $621,283     $835,893     $931,048
        Equipment Services                     133,058      122,650      125,120
        Access Financial Solutions (a)          15,729        5,329           --
                                              ----------------------------------
                                              $770,070     $963,872   $1,056,168
                                              ==================================

      Products:
        Aerial work platforms                 $475,241     $682,689     $745,155
        Telehandlers                            87,443       87,704      125,749
        Excavators                              58,599       65,500       60,144
        After-sales service and support,
        including parts sales, and used and
        reconditioned equipment sales          124,587      116,376      120,616
        Financial products (a)                  14,227        3,889           --
        Rentals                                  9,973        7,714        4,504
                                              ----------------------------------
                                              $770,070     $963,872   $1,056,168
                                              ==================================

      Geographic:
        United States                         $556,252     $709,412     $805,955
        Europe                                 167,940      187,924      178,230
        Other                                   45,878       66,536       71,983
                                              ----------------------------------
                                              $770,070     $963,872   $1,056,168
                                              ==================================

      (a) Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The decrease in Machinery segment sales from $835.9 million for fiscal 2001 to $621.3 million for fiscal 2002, or 26%, was primarily attributable to lower aerial work platform sales resulting from lower market demand due principally to a weakened North American economy and related factors, a slowing of consolidation in the North American rental industry and coincident efforts of large national rental companies to rationalize their equipment fleets, and tightened credit conditions for equipment purchases in Europe. The increase in Equipment Services segment revenues from $122.7 for fiscal 2001 to $133.1 million for fiscal 2002, or 8%, was principally attributable to increased revenues from the conversion of rental purchase agreements, sales of aerial work platform replacement parts and sales of remanufactured, reconditioned and refurbished equipment partially offset by the absence in fiscal 2002 of the $19.9 million sale-leaseback of rental fleet assets that occurred during fiscal 2001. The increase in Access Financial Solutions segment revenues from $5.3 million to $15.7 million was principally attributable to increased financing activities resulting from our larger investment in this new business activity.

The decrease in Machinery segment sales from $931.0 million for fiscal 2000 to $835.9 million for 2001, or 10%, was primarily attributable to reduced sales of aerial work platforms and telehandlers in North America due to recessionary conditions in the manufacturing and industrial sectors of the economy, offset in part by market share gains. Overall demand for these products in North America was weaker in fiscal 2001 than it was in fiscal 2000. The decline in sales in North America was partially offset by an increase in sales of machinery in Europe due to our penetration into additional European countries during fiscal 2001. Equipment Services segment revenues for fiscal 2001 were $122.7 million, down $2.5 million, or 2%, compared to the prior year. The reduction in revenues in our Equipment Services segment primarily resulted from the reduced size of our rental fleet during 2000. This reduction was partially offset by increased revenues from replacement parts due to continued strong fleet utilization, additional product offerings to expand into new markets and a new pricing strategy.

Our domestic revenues for fiscal 2002 were $556.3 million, down 22% from fiscal 2001 revenues of $709.4 million. The decrease in our domestic revenues was primarily attributable to lower aerial work platform sales in the weakened domestic economy and the $19.9 million sale-leaseback of rental fleet assets during the second and third quarters of fiscal 2001. Revenues generated from sales outside the United States during fiscal 2002 were $213.8 million, down 16% from fiscal 2001. The decrease in our revenues generated from sales outside the United States was primarily attributable to lower aerial work platform sales primarily as a result of a softer European economy, a tight credit environment for many of our European customers which reduced demand for our products, and $3.1 million in deferred manufacturing profit recognized in the first quarter of fiscal 2001 related to the sale of our 50% interest in a Brazilian joint venture.

Our domestic revenues for fiscal 2001 were $709.4 million, down 12% from fiscal 2000 revenues of $806.0 million primarily due to weaker demand and lower prices for aerial work platforms and telehandlers due principally to recessionary conditions in North America manufacturing and industrial sectors. Revenues generated from sales outside the United States during fiscal 2001 were $254.5 million, up 2% from fiscal 2000.

As a percentage of revenues, international revenues were 28%, 26% and 24% of total net revenues for fiscal 2002, 2001 and 2000, respectively. The increase in the percentage for fiscal 2002 as compared to fiscal 2001 primarily resulted from a reduction in the North American machinery sales as discussed above. The increase in the percentage for fiscal 2001 as compared to fiscal 2000 primarily resulted from stronger European sales and a reduction in North American machinery sales as discussed above.

Our gross profit margin decreased to 17.2% in fiscal 2002 from 19.6% in fiscal 2001. The decline was attributable to lower margins in our Machinery and Equipment Services segments offset in part by higher margins in our Access Financial Solutions segment. The gross profit margin of our Machinery segment was 14.2% for fiscal 2002 compared to 18.6% for fiscal 2001. The gross profit margin of our Machinery segment declined in fiscal 2002 principally due to volume-related production costs resulting from shutdowns in the second quarter of the current fiscal year. In order to accelerate reduction of finished goods inventories in response to lower demand for our products, during the second quarter we shut down all manufacturing facilities for nearly half of the available production days resulting in higher average production costs. The effect of the shutdowns flowed through the income statement as the inventory produced during that quarter was sold. Partially offsetting the decline in gross profit margin was the elimination of our discretionary profit sharing contribution related to production personnel for calendar year 2001. The gross profit margin of our Equipment Services segment was 22.0% for fiscal 2002 compared to 23.8% for fiscal 2001. The gross profit margin of our Equipment Services segment decreased in fiscal 2002 primarily due to general economic conditions which have had an impact on used machine pricing and lower margins on our material handlers and excavator replacement parts. The gross profit margin of our Access Financial Solutions segment increased in fiscal 2002 compared to fiscal 2001 primarily because of increased revenues resulting from the start-up of this segment during the prior year period. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our gross profit margin decreased to 19.6% in fiscal 2001 from 21.9% in fiscal 2000. The gross profit margin of our Machinery segment was 18.6% for fiscal 2001 compared to 20.4% for fiscal 2000. The gross profit margin of our Machinery segment declined in fiscal 2001 in large part because of unfavorable exchange rates, particularly with regard to the Euro, British pound and Australian dollar and because of lower prices due to increasing competition on the basis of price. These factors were partially offset by the effect of ongoing cost reduction initiatives and by selling a more profitable mix of products. The gross profit margin of our Equipment Services segment was 23.8% for fiscal 2001 compared to 33.0% for fiscal 2000. The gross profit margin of our Equipment Services segment declined in fiscal 2001 primarily because of the negative impact of the $19.9 million in rental fleet sale-leaseback transactions during the second and third quarters. During fiscal 2001, we began offering our customers financial products. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses as a percent of revenues were 12.4% for fiscal 2002 compared to 10.9% for fiscal 2001. In dollar terms, these expenses were $9.3 million lower in fiscal 2002 than in fiscal 2001. Our Machinery segment's selling, administrative and product development expenses decreased $13.7 million in fiscal 2002 due primarily to reductions in bad debt provisions, contract services and consulting expenses and the elimination of our discretionary profit sharing contribution related to selling and administrative personnel for calendar year 2001. Our Equipment Services segment's selling and administrative expenses increased $0.7 million in fiscal 2002 mainly due to increased payroll and related costs, freight expense and commission costs partially offset by the elimination of our discretionary profit sharing contribution related to selling and administrative personnel for calendar year 2001. Our Access Financial Solutions segment's selling and administrative expenses increased $1.1 million in fiscal 2002 due primarily to costs associated with the start-up of this business. Our general corporate selling, administrative and product development expenses increased $2.5 million in fiscal 2002 primarily due to increased bad debt provisions for specific reserves related to certain customers, consulting expenses, costs associated with the vesting of stock awards, and costs related to establishing our shared service center in Europe partially offset by lower pension charges, advertising expenses, payroll and related costs and the elimination of our discretionary profit sharing contribution. Prior year pension expense was higher due to the early retirement of three senior officers.

Our selling, administrative and product development expenses as a percentage of revenues were 10.9% for fiscal 2001 compared to 10.4% for fiscal 2000. In dollar terms, these expenses were $4.8 million lower in fiscal 2001 than in fiscal 2000. Our Machinery segment's selling, administrative and product development expenses increased $1.9 million in fiscal 2001 due primarily to increased payroll and related costs, which were partially offset by lower bonus costs resulting from our earnings not reaching the threshold for payments under our management incentive plan. Our Equipment Services segment's selling and administrative expenses increased $0.4 million in fiscal 2001 due primarily to the same reasons as described for our Machinery segment. Our Access Financial Solutions segment's selling and administrative expenses increased $3.3 million in fiscal 2001 due primarily to costs associated with the start-up of this business during the year including the addition of personnel. Our general corporate selling, administrative and product development expenses decreased $10.5 million in fiscal 2001 primarily due to lower bonus, employee retirement and legal costs.

During fiscal 2002, we ceased manufacturing at our facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at this facility have been integrated into our McConnellsburg, Pennsylvania facility and the closure will result in a reduction of approximately 170 people. As a result, we anticipate incurring a pre-tax charge of $7.7 million, consisting of $6.1 million in restructuring costs associated with personnel reductions and the write-down of idle facilities and $1.6 million in charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to McConnellsburg. The $7.7 million consists of $3.4 million in cash charges and $4.3 million in non-cash charges. At July 31, 2002, we had incurred $6.7 million of the pre-tax charge discussed above, consisting of an accrual of $1.2 million for termination benefit costs and a $4.9 million asset write-down and $0.6 million in production relocation costs. We reported $6.1 million in restructuring costs and $0.6 million in cost of sales. During fiscal 2002, 132 employees were terminated, and we paid and charged $0.2 million of termination benefit and lease termination costs against the accrued liability.

During fiscal 2001, we announced a repositioning plan that involved a pre-tax charge of $15.8 million. Of the $15.8 million, approximately $4.9 million was associated with the personnel reductions and plant closing, $5.3 million reflected current period charges due to idle facilities associated with the fourth quarter production shutdowns and $3.7 million was for the re-valuation of used equipment inventory. The remaining $1.9 million included costs relating to reorganizing existing distribution relationships in Europe and the Pacific Rim regions. Cash charges totaled $5.2 million out of the $15.8 million.

As part of the $15.8 million, we recorded a restructuring charge of $4.4 million to rationalize manufacturing capacity in our Machinery segment and, of the remainder, $9.5 million is reflected in cost of sales, $1.0 million is recorded in selling, administrative and product development expenses, and $0.9 million is reflected in miscellaneous, net. The restructuring charge included the permanent closure of a manufacturing facility in Bedford, Pennsylvania resulting in a reduction of approximately 265 people. In addition, aligning our workforce with then current economic conditions at other facilities worldwide resulted in a further reduction of approximately 370 people during the fourth quarter of fiscal 2001 for a total of 635 people.

We were affected by the early adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of this new accounting standard, we no longer amortize goodwill. This led to the reduction of $6.1 million in goodwill amortization during fiscal 2002 compared to fiscal 2001. For fiscal 2001 and 2000, goodwill amortization was $6.1 million and $6.2 million, respectively, primarily due to the Gradall acquisition in 1999.

The decrease in interest expense of $5.9 million for fiscal 2002 was primarily due to a decrease in average borrowings under our credit facilities partially offset by the sale of $175.0 million principal amount of 8 3/8% senior subordinated notes in June 2002 discussed below. The increase in interest expense of $1.6 million for fiscal 2001 was due to an increase in average borrowings to fund the finance receivables and increased inventory investments.

Our miscellaneous income (deductions) category included currency gains of $2.9 million in fiscal 2002 compared to losses of $0.9 million in the corresponding prior year period. The increase in currency gains is primarily attributable to the weakening of the U.S. dollar against the Euro during fiscal 2002 compared to fiscal 2001. In the first quarter of fiscal 2001, we gained $1.0 million from the sale of our interest in a Brazilian joint venture, which was included in the miscellaneous income (deductions) category.

Our effective tax rate in fiscal 2002 was 33% as compared to 37% for both fiscal 2001 and 2000. Since the amortization of goodwill is not deductible for tax purposes, the elimination of its amortization reduced our effective tax rate.

During the fourth quarter of fiscal 2002, we completed our review of our goodwill for impairment as required by SFAS No. 142. As a result, we recorded a transitional impairment loss, in accordance with the transition rules of SFAS No. 142, of $114.5 million, or $2.65 per share on a diluted basis, primarily associated with our Gradall acquisition. This write-off was reported as a cumulative effect of change in accounting principle in our Consolidated Statements of Income.

We reported net income, excluding the cumulative effect of change in accounting principle related to the adoption of SFAS No. 142 of $12.9 million, or $.30 per share on a diluted basis, for fiscal 2002, compared to net income of $34.2 million, or $.80 per share on a diluted basis, for fiscal 2001, and $60.5 million, or $1.37 per share on a diluted basis, for fiscal 2000. As discussed above and more fully described in the note to our consolidated financial statements entitled "Repositioning and Restructuring Costs," earnings for 2002 and 2001 included charges of $6.7 million ($4.5 million net of tax) and of $15.8 million ($10.0 million net of tax), respectively, related to repositioning our operations to more appropriately align our costs with our business activity. Excluding these charges and the cumulative effect of change in accounting principle, net income for fiscal 2002 would have been $17.4 million, or $.40 per share on a diluted basis, and net income for fiscal 2001 would have been $44.2 million, or $1.04 per share on a diluted basis.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

We have identified the following accounting policies as critical to our business operation and the understanding of our results of operations and financial position.

Allowance for Doubtful Accounts and Reserves for Finance Receivables: We evaluate the collectibility of accounts and finance receivables based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additional reserves are established based upon our perception of the quality of the current receivables, the current financial position of our customers and past experience of collectibility. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

Income Taxes: We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We evaluate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. The carrying value of the net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities, and tax planning strategies in making the assessment. We evaluate the realizability of the deferred tax assets and assess the need for additional valuation allowances quarterly.

Inventory Valuation: Inventories are valued at the lower of cost or market. Certain items in inventory may be considered impaired, obsolete or excess, and as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. The amounts in these inventory allowances are determined by us based on certain estimates, assumptions and judgments made from the information available at that time. If these estimates and related assumptions or the market change, we may be required to record additional reserves.

Guarantees of the Indebtedness of Others: We enter into agreements with finance companies whereby our equipment is sold to a finance company which, in turn, sells or leases it to a customer. We retain a liability in the event the customer defaults on the financing. Under certain terms and conditions where we are aware of a customer's inability to meet its financial obligations, we establish a specific reserve against the liability. Additional reserves have been established related to these guarantees based upon the current financial position of these customers based on estimates and judgments made from information available at that time. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

Product liability: Our business exposes us to possible claims for personal injury or death and property damage resulting from the use of equipment that we rent or sell. We maintain insurance through a combination of self-insurance retentions and excess insurance coverage. We monitor claims and potential claims of which we become aware and establish liability reserves for the self-insurance amounts based on our liability estimates for such claims. Our liability estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and adjustments resulting therefrom are reflected in current earnings. If these estimates and related assumptions change, we may be required to record additional reserves.

Revenue Recognition: Sales of equipment and service parts are generally unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are "free on board" shipping point (FOB shipping point); however, certain sales may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the units and risks of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order. During fiscal 2002, approximately 1% of our European sales were invoiced and the revenue recognized prior to the customer taking physical possession.

Revenue from certain equipment lease contracts is accounted for as sales-type leases. The present value of all payments, net of executory costs (such as legal fees), is recorded as revenue and the related cost of the equipment is charged to cost of sales. The associated interest is recorded over the term of the lease using the interest method. In addition, net revenues include rental revenues earned on the lease of equipment held for rental. Rental revenues are recognized in the period earned over the lease term.

Warranty: We establish reserves related to warranties we provide on our products. Specific reserves are maintained for programs related to machine safety and reliability issues. Estimates are made regarding the size of the population, the type of program, costs incurred by us and estimated participation. Additional reserves are maintained based on the historical percentage relationships of such costs to machine sales and applied to current equipment sales. If these estimates and related assumptions change, we may be required to record additional reserves.

Additional information regarding our critical accounting policies is included in the note to our consolidated financial statements entitled "Summary of Significant Accounting Policies" included in this report.

FINANCIAL CONDITION

Cash flow generated from operating activities was $23.1 million for fiscal 2002 versus cash used of $174.1 million in fiscal 2001. The increase in cash generated from operations in fiscal 2002 was primarily driven by a decrease in our inventory investment of $24.5 million as we shut down production facilities to synchronize inventory and sales levels, and an increase in accounts payable as days purchasing outstanding increased to 67 days at July 31, 2002 compared to 46 days at July 31, 2001. The increase in accounts payable reflects production shutdowns during July 2001 due to the slowing economy and the resulting reduction in material purchases. Partially offsetting these effects were increases in trade and finance receivables. The increase in trade receivables principally reflects the termination of our receivables securitization agreement during February 2002 and the repurchase of any outstanding amounts under the purchase agreement. Access Financial Solutions' finance receivables increased due to monetization activities, which resulted in $88.7 million in pledged receivables and the related limited recourse debt, offset by decreased lease obligations due to lower sales. The fiscal 2001 increase in cash usage was primarily driven by investments in finance receivables and inventories and a reduction in accounts payable due to lower production levels.

During fiscal 2002, we used a net of $9.9 million of cash for investing activities compared to $19.1 million for fiscal 2001. Our decrease in cash usage was principally due to a decrease in purchases of rental fleet equipment and lower capital investments partially offset by the rental fleet sale-leaseback transactions and the sale of our interest in our Brazilian joint venture that occurred during fiscal 2001. We did not have any comparable transactions during fiscal 2002. Our increase in cash used by investing activities for fiscal 2001 was principally due to an increase in our rental fleet during fiscal 2001 compared to a decrease in our rental fleet during fiscal 2000 partially offset by lower capital investments compared to the prior year period.

We used a net of $15.5 million of cash for financing activities for fiscal 2002 compared to net cash received of $176.9 million for fiscal 2001. The decrease in cash provided from financing activities largely resulted from lower borrowings under our credit facilities due to working capital reductions discussed above. In addition, financing activities for fiscal 2001 included expenditures incurred to repurchase 1.7 million shares of our capital stock at an aggregate cost of $22.2 million. We did not repurchase any of our stock in fiscal 2002. Partially offsetting the increase in cash used for financing activities was the proceeds from the sale of our $175 million 8 3/8% senior subordinated notes and the proceeds from the monetization of our finance receivables. The increase in cash provided from financing activities in fiscal 2001 largely resulted from higher borrowings under our credit facilities due to the working capital investments and the repurchase of 1.7 million shares discussed above.

The following table provides a summary of our contractual obligations (in thousands) at July 31, 2002:

                                                        Payments Due by Period
                                           -------------------------------------------------
                                                     Less than                       After 5
                                            Total     1 Year   1-3 Years 4-5 Years   Years
                                           --------  --------- --------- ---------  --------
      Short and long-term debt (a)         $191,758   $14,427   $   394   $   278   $176,659
      Limited recourse debt                  87,571    34,850    28,878    22,053      1,790
      Operating leases (b)                   32,940     6,056    11,099    12,984      2,801
                                           --------   -------   -------   -------   --------
           Total contractual obligations   $312,269   $55,333   $40,371   $35,315   $181,250
                                           ========   =======   =======   =======   ========

(a) Included in long-term debt is our secured revolving credit facility with a group of financial institutions that provide an aggregate commitment of $250 million. We also have a $25 million secured bank revolving line of credit with a term of one year, renewable annually. The credit facilities contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth. If we were to become in default of these covenants, the financial institutions could call the loans.

(b) In accordance with SFAS No. 13, "Accounting for Leases," operating lease obligations are not reflected in the balance sheet.

The following table provides a summary of our other commercial commitments (in thousands) at July 31, 2002:

                                                        Amount of Commitment Expiration Per Period
                                                       -------------------------------------------
                                             Total
                                            Amounts    Less than                           Over 5
                                           Committed    1 Year    1-3 Years   4-5 Years    Years
                                           ---------   ---------  ---------   ---------    -------
      Standby letters of credit            $  2,411     $2,411     $    --     $    --     $    --
      Guarantees (a)                        104,264        597      18,443      60,232      24,992
                                           --------     ------     -------     -------     -------
          Total commercial commitments     $106,675     $3,008     $18,443     $60,232     $24,992
                                           ========     ======     =======     =======     =======

(a) We discuss our guarantee agreements in the note to our consolidated financial statements entitled "Commitments and Contingencies" included in this report.

We also monitor our net debt, which is a non-GAAP measure. Net debt reflects the sum of total debt, accounts receivables securitizations and other off-balance sheet financing, minus cash and limited and non-recourse debt arising from our monetizations of customer finance receivables. The following presents net debt (in thousands) as of:

                                                       July 31,         July 31,
                                                         2002             2001
                                                       --------         --------
Total debt                                             $279,329         $299,187
Accounts receivable securitization                           --           50,600
Rental fleet sale/leaseback                               5,582           16,656
Equipment sale/leaseback                                  7,749           11,448
                                                       --------         --------
Gross debt                                              292,660          377,891
Less cash                                                 6,205            9,254
Less limited and non-recourse debt                       87,571               --
                                                       --------         --------
Net debt                                               $198,884         $368,637
                                                       ========         ========

In June 2002, we sold $175 million principal amount of our 8 3/8% senior subordinated notes due 2012 and amended our $250 million senior credit facility and our $25 million bank overdraft facility to provide greater flexibility for our operations. The net proceeds of the offering were used to repay outstanding debt under our existing $250 million revolving credit facility and to terminate an $83 million working capital facility. As of July 31, 2002, we had unused credit lines totaling $261.1 million. In order to meet our future cash requirements, we intend to use internally generated funds and to borrow under our credit facilities. Availability of these credit lines depends upon our continued compliance with certain covenants, including certain financial ratios. Although we are currently in compliance with all financial covenants in our senior credit facilities, we received waivers to allow us to be in compliance at July 31, 2002 and the senior credit facilities were amended during August 2002 to modify the definitions of Adjusted EBIT and EBITDA, to neutralize our goodwill impairment charge related to Gradall and any expenses relating to stock options, and to revise certain financial and other covenants.

We also borrow under our credit lines to fund originations of customer finance receivables in our Access Financial Solutions segment. Our senior lenders have agreed to permit Access Financial Solutions to originate and have outstanding no more than $150 million in finance receivables, other than pledged receivables that secure on-balance sheet, limited recourse and non-recourse monetizations. Our business plan anticipates that we will originate substantially more than $150 million in finance receivables. Accordingly, our plans require that we be able to monetize our finance receivables through various means, including syndications, securitizations or other limited or non-recourse transactions. We do not have in place any guaranteed facility to monetize all of our finance receivables, and there can be no assurance that we will be able to monetize sufficient finance receivables to avoid being constrained by the $150 million limit imposed in our senior credit facilities. However, during fiscal 2002, we monetized approximately $101.9 million in finance receivables, and we are continuing to examine other financing and monetization alternatives for Access Financial Solutions.

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

During fiscal 2002, we had free cash flow of $163.4 million compared to negative free cash flow of $201.1 million for fiscal 2001 and free cash flow of $22.3 million for fiscal 2000. The changes in free cash flow were attributable principally to the same factors impacting cash flow described above. The following table provides a reconciliation of our cash flow from operating activities to our free cash flow (in thousands) for the years ended July 31:

                                                                        Years Ended July 31,
                                                               --------------------------------------
                                                                 2002           2001           2000
                                                               ---------      ---------      --------
Cash flow from operating activities                            $  23,095      $(174,097)     $ 89,586
Cash flow from investing activities                               (9,882)       (19,066)        1,862
Unrealized currency (gains) losses                                (3,914)           746           892
Changes in accounts receivable securitization, pledged
   receivables monetization and off-balance sheet debt (a)       154,061         (8,679)      (70,025)
                                                               ---------      ---------      --------
Free cash flow                                                 $ 163,360      $(201,096)     $ 22,315
                                                               =========      =========      ========

(a) Pledged receivables monetization reflects the proceeds of our sales, on a non-recourse or limited recourse basis, of finance receivables and related assets to third parties in transactions that are treated as debt for purposes of GAAP but that are excluded from the definition of total debt under our senior credit facilities, except to the extent of any expected recourse liability.

Our exposure to product liability claims is discussed in the note entitled "Commitments and Contingencies" to the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. Future results of operations, financial condition and liquidity may be affected to the extent that our ultimate exposure with respect to product liability varies from current estimates.

OUTLOOK

This Outlook section and other parts of this Management's Discussion and Analysis contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as "may," "believes," "expects," "plans" and similar terminology. These statements are not guarantees of future performance, and involve a number of risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements which include, but are not limited to, the following: (i) general economic and market conditions; (ii) varying and seasonal levels of demand for our products and services; (iii) competition and a consolidating customer base; (iv) risks from our customer activities and limits on our abilities to finance customer purchases; (v) interest and foreign currency exchange rates; (vi) costs of raw materials and energy; and (vii) product liability and other litigation, as well as other risks as described in "Cautionary Statements Pursuant to the Securities Litigation Reform Act" which is an exhibit to this report. Actual future results could differ materially from those projected herein.

While uncertain economic conditions remain as we enter the first half of our new fiscal year, we remain committed to access industry leadership by providing innovative, cost-effective and reliable equipment to our end-users. Traditionally our weakest seasonal period, the next two fiscal quarters will be very challenging. Although visibility at present is limited, our current forecast includes the assumption of a stronger North American economy in the spring and summer of calendar 2003. We are encouraged about low interest rates and the continuing improvement in residential construction in North America. Historically, an increase in residential construction has often preceded an increase in non-residential construction activity. However, disappointing corporate returns, worldwide tight credit conditions, including those of our European customers, terrorism and international unrest, and unemployment worries are contributing to uncertain economic conditions. During this downturn, many of our customers have aged their fleets, and we expect they will need to begin to refresh their equipment when the economy improves. As we have stated in the past, the replacement cycle is dependent on three factors. First, there must be a healthy non-residential construction market. Next, the secondary market for used equipment must be healthy, enabling our customers to turn their used assets at acceptable values. Finally, there must be available financing for our customers' fleet acquisition plans.

While we cannot predict the exact timing of an economic recovery, with fewer competitors, a lower cost structure and decreased leverage, we are well positioned to take advantage of the eventual upturn. In addition, we expect to see additional growth as rental company consolidation takes hold in Europe and as we continue to penetrate new market segments, particularly with our new European-style and North American crab-steer families of telehandlers.

MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage exposure to these risks principally through our regular operating and financing activities.

We are exposed to changes in interest rates as a result of our outstanding debt. In June 2002, we entered into an $87.5 million notional fixed-to-variable interest rate swap agreement with a fixed rate receipt of 8 3/8% in order to mitigate our interest rate exposure. The basis of the variable rate paid is the London Interbank Offered Rate (LIBOR) plus 2.76%. Total interest bearing liabilities at July 31, 2002 consisted of $102.3 million in variable-rate borrowing and $177.0 million in fixed-rate borrowing. At the current level of variable rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $0.4 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed-rate debt.

We manufacture our products principally in the United States and sell these products in North America and Europe as well as other international markets. As a result of the sales of our products in foreign markets, our earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies resulting from transactions in foreign markets. At July 31, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would have the effect of reducing gross profits for the year ended July 31, 2002 by approximately $18.2 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

In addition to the direct effects of changes in exchange rates, such changes also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices.

We enter into certain foreign currency contracts, principally forward exchanges, to manage some of our foreign exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. At July 31, 2002, we were managing approximately $59.2 million of foreign currency contracts. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sales of our products will be affected by changes in exchange rates.

During fiscal years 2002 and 2001, we entered into certain currency forward contracts to mitigate our economic risk to foreign exchange risk that qualify as derivative instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." However, we have not designated these instruments as hedge transactions under SFAS No. 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings. These foreign currency contracts have not historically been material to our financial position and results of operations.

Additional information regarding our management of exposure to market risks is included in the note entitled "Summary of Significant Accounting Policies - Derivative Instruments" to the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA CONSOLIDATED BALANCE SHEETS

                                                                                                          July 31
                                                                                                ---------------------------
(in thousands, except per share data)                                                               2002             2001
---------------------------------------------------------------------------------------------------------------------------
ASSETS                  Current Assets
                        Cash and cash equivalents                                                 $6,205             $9,254
                        Accounts receivable, less allowance for doubtful accounts
                          of $7,072 in 2002 and $5,586 in 2001                                   227,809            189,913
                        Finance receivables, less provision for losses of $2,381 in
                          2002 and $958 in 2001                                                   27,529             16,760
                        Pledged finance receivables                                               34,985                 --
                        Inventories                                                              165,536            189,841
                        Other current assets                                                      31,042             18,787
                                                                                                ---------------------------
                          Total Current Assets                                                   493,106            424,555
                        Property, Plant and Equipment                                             84,370             98,403
                        Equipment Held for Rental, net of accumulated depreciation
                          of $5,878 in 2002 and $4,409 in 2001                                    20,979             20,002
                        Finance receivables, less current portion                                 45,412            115,071
                        Pledged finance receivables, less current portion                         53,703                 --
                        Goodwill, net of accumulated amortization of $12,968 in
                        2002 and 2001                                                             28,791            140,164
                        Other assets                                                              51,880             27,394
                                                                                                ---------------------------
                                                                                                $778,241           $825,589
                                                                                                ===========================
LIABILITIES AND         Current Liabilities
SHAREHOLDERS'           Short-term debt                                                          $13,934            $21,685
EQUITY                  Current portion of long-term debt                                            493                508
                        Current portion of limited recourse debt                                  34,850                 --
                        Accounts payable                                                         129,317             76,723
                        Accrued expenses                                                          83,309             70,887
                                                                                                ---------------------------
                          Total Current Liabilities                                              261,903            169,803
                        Long-term debt, less current portion                                     177,331            276,994
                        Limited recourse debt, less current portion                               52,721                 --
                        Accrued post-retirement benefits                                          24,989             23,757
                        Other long-term liabilities                                               10,807              9,601
                        Provisions for contingencies                                              14,448             11,993
                        Shareholders' Equity
                        Capital stock:
                          Authorized shares: 100,000 at $.20 par value
                          Issued and outstanding shares:  2002 - 42,728 shares;
                            2001 -  42,144 shares                                                  8,546              8,429
                        Additional paid-in capital                                                18,846             14,256
                        Retained earnings                                                        216,957            319,607
                        Unearned compensation                                                     (1,649)            (3,377)
                        Accumulated other comprehensive income                                    (6,658)            (5,474)
                                                                                                ---------------------------
                          Total Shareholders' Equity                                             236,042            333,441
                                                                                                ---------------------------
                                                                                                $778,241           $825,589
                                                                                                ===========================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                       Years Ended July 31
                                                           -------------------------------------------
(in thousands, except per share data)                          2002             2001           2000
------------------------------------------------------------------------------------------------------
Revenues
  Net sales                                                 $745,870         $952,269       $1,051,664
  Financial products                                          14,227            3,889               --
  Rentals                                                      9,973            7,714            4,504
                                                            ------------------------------------------
                                                             770,070          963,872        1,056,168

Cost of sales                                                637,983          775,078          825,082
                                                            ------------------------------------------

Gross profit                                                 132,087          188,794          231,086

Selling and administrative expenses                           79,693           89,145           94,104
Product development expenses                                  15,586           15,440           15,330
Goodwill amortization                                             --            6,052            6,166
Restructuring charges                                          6,091            4,402               --
                                                            ------------------------------------------

Income from operations                                        30,717           73,755          115,486

Interest expense                                             (16,255)         (22,195)         (20,589)
Miscellaneous, net                                             4,759            2,737            1,146
                                                            ------------------------------------------

Income before taxes and cumulative effect of change
  in accounting prin                                          19,221           54,297           96,043

Income tax provision                                           6,343           20,091           35,536
                                                            ------------------------------------------

Income before cumulative effect of change
  in accounting prin                                          12,878           34,206           60,507

Cumulative effect of change in accounting principle         (114,470)              --               --
                                                            ------------------------------------------

Net (loss) income                                          $(101,592)         $34,206          $60,507
                                                            ==========================================

Earnings (loss) per Common Share:
  Earnings per Common Share before cumulative
    effect of change in accounting principle                    $.31             $.81            $1.39
  Cumulative effect of change in accounting principle          (2.72)              --               --
                                                            ------------------------------------------
    (Loss) earnings per Common Share                          $(2.41)            $.81            $1.39
                                                            ==========================================

Earnings (loss) per Common Share -- assuming dilution:
  Earnings per Common Share -- assuming
    dilution before cumulative effect of change in
      accounting principle                                      $.30             $.80            $1.37
  Cumulative effect of change in accounting principle          (2.65)              --               --
                                                            ------------------------------------------
    (Loss) earnings per Common Share -- assuming
      dilution                                                $(2.35)            $.80            $1.37
                                                            ==========================================

Cash dividends per share                                       $.025             $.04            $.035
                                                            ==========================================

Weighted average shares outstanding                           42,082           42,155           43,687
                                                            ==========================================

Weighted average shares outstanding -- assuming
      dilution                                                43,170           42,686           44,069
                                                            ==========================================


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                         Accumulated
                                                      Capital Stock                                         Other        Total
                                                    -----------------  Additional                        Comprehensive   Share-
                                                                 Par    Paid-in     Retained   Unearned     Income       holders'
(in thousands, except per share data)               Shares      Value   Capital     Earnings Compensation   (Loss)       Equity
---------------------------------------------------------------------------------------------------------------------------------
Balances at July 31, 1999                           44,250     $8,850    $17,246    $250,006    $(1,324)     $(3,495)    $271,283
Comprehensive income:
  Net income for the year                                                             60,507
    Aggregate translation adjustment,
      net of deferred tax benefit of $334                                                                       (808)
    Minimum pension liability, net of
      deferred tax benefit of $262                                                                              (381)
Total comprehensive income                                                                                                 59,318
Dividends paid: $.035 per share                                                       (1,547)                              (1,547)
Purchase and retirement of common
  Stock                                               (795)      (159)    (6,630)                                          (6,789)
Shares issued under employee
  stock plans                                          193         38      1,655                 (1,616)                       77
Tax benefit related to exercise of
 nonqualified stock options                                                  243                                              243
Amortization of unearned compensation                                                             1,466                     1,466
                                                    -----------------------------------------------------------------------------
Balances at July 31, 2000                           43,648      8,729     12,514     308,966     (1,474)      (4,684)     324,051
                                                    -----------------------------------------------------------------------------
Comprehensive income:
  Net income for the year                                                             34,206
    Aggregate translation adjustment,
      net of deferred tax benefit of $334                                                                       (909)
    Minimum pension liability, net of
      deferred tax benefit of $82                                                                                119
Total comprehensive income                                                                                                 33,416
Dividends paid: $.04 per share                                                        (1,699)                              (1,699)
Purchase and retirement of common
  Stock                                             (1,672)      (334)               (21,866)                             (22,200)
Shares issued under employee
  stock plans                                          168         34      1,506                 (2,558)                   (1,018)
Tax benefit related to exercise of
 nonqualified stock options                                                  236                                              236
Amortization of unearned compensation                                                               655                       655
                                                    -----------------------------------------------------------------------------
Balances at July 31, 2001                           42,144      8,429     14,256     319,607     (3,377)      (5,474)     333,441
                                                    -----------------------------------------------------------------------------
Comprehensive loss:
  Net loss for the year                                                             (101,592)
 Aggregate translation adjustment,
     net of deferred tax benefit of $334                                                                        (753)
  Minimum pension liability, net of
     deferred tax benefit of $232                                                                               (431)
 Total comprehensive loss                                                                                                (102,776)
Dividends paid: $.025 per share                                                       (1,058)                              (1,058)
Shares issued under employee
  stock plans                                          584        117      1,876                     29                     2,022
Tax benefit related to exercise of
 nonqualified stock options                                                2,714                                            2,714
Amortization of unearned compensation                                                             1,699                     1,699
                                                    -----------------------------------------------------------------------------
Balances at July 31, 2002                           42,728     $8,546    $18,846    $216,957    $(1,649)     $(6,658)    $236,042
                                                    =============================================================================


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                        Years Ended July 31
                                                                           --------------------------------------------
(in thousands)                                                                2002             2001             2000
-----------------------------------------------------------------------------------------------------------------------
OPERATIONS              Net (loss) income                                  $(101,592)         $34,206          $60,507
                        Adjustments to reconcile net income to
                          cash flow from operating activities:
                            Gain on sale of joint venture                         --           (1,008)              --
                            Loss on sale of property, plant and
                              equipment                                          392            2,770              552
                            Gain on sale of equipment held for rental         (8,049)          (3,371)         (16,649)
                            Non-cash charges and credits:
                              Cumulative effect of change in
                                accounting principle                         114,470               --               --
                              Depreciation and amortization                   20,959           28,775           25,970
                              Provision for self-insured losses                7,943            6,450            5,669
                              Deferred income taxes                           (4,635)          (2,017)          (5,414)
                              Other                                            3,689            2,163            2,337
                          Changes in selected working capital items:
                              Accounts receivable                            (40,110)         (18,949)         (11,954)
                              Inventories                                     24,462          (41,807)         (22,447)
                              Accounts payable                                52,685          (39,897)          37,825
                              Other operating assets and liabilities          15,194           (2,900)          11,719
                          Changes in finance receivables                     (34,177)        (132,790)              --
                          Changes in other assets and liabilities            (28,136)          (5,722)           1,471
                                                                           -------------------------------------------
                        Cash flow from operating activities                   23,095         (174,097)          89,586

INVESTMENTS             Purchases of property, plant and equipment           (12,954)         (15,787)         (22,862)
                        Proceeds from the sale of property, plant
                           and equipment                                         172              416               59
                        Purchases of equipment held for rental               (26,429)         (33,406)         (29,024)
                        Proceeds from the sale of equipment held
                           for rental                                         28,924           31,251           53,689
                        Proceeds from sale of joint venture                       --            4,000               --
                        Other                                                    405           (5,540)              --
                                                                           -------------------------------------------
                        Cash flow from investing activities                   (9,882)         (19,066)           1,862

FINANCING               Net (decrease) increase in short-term debt            (7,771)          13,009            5,865
                        Issuance of long-term debt                           617,000          571,505          355,087
                        Repayment of long-term debt                         (717,572)        (383,629)        (438,443)
                        Issuance of limited recourse debt                     90,214               --               --
                        Payment of dividends                                  (1,058)          (1,699)          (1,547)
                        Purchase of common stock                                  --          (22,201)          (6,789)
                        Exercise of stock options and issuance
                           of restricted awards                                3,732             (126)           1,544
                                                                           -------------------------------------------
                        Cash flow from financing activities                  (15,455)         176,859          (84,283)

CURRENCY ADJUSTMENTS    Effect of exchange rate changes                         (807)             102             (742)
                          on cash

CASH                    Net change in cash and cash equivalents               (3,049)         (16,202)           6,423
                        Beginning balance                                      9,254           25,456           19,033
                                                                            -------------------------------------------
                        Ending balance                                        $6,205           $9,254          $25,456
                                                                            ===========================================


The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data and unless otherwise indicated)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation and Statement Presentation

The consolidated financial statements include our accounts and our subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Where appropriate, we have reclassified certain prior year amounts in the consolidated financial statements to conform to the fiscal 2002 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results may differ from those estimates.

Revenue Recognition

Sales of equipment and service parts are generally unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are "free on board" shipping point (FOB shipping point); however, certain sales may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the units and risks of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order.

Revenue from certain equipment lease contracts is accounted for as sales-type leases. The present value of all payments, net of executory costs, is recorded as revenue and the related cost of the equipment is charged to cost of sales. The associated interest is recorded over the term of the lease using the interest method. In addition, net revenues include rental revenues earned on the lease of equipment held for rental. Rental revenues are recognized in the period earned over the lease term. Provisions for warranty are estimated and accrued at the time of sale. Actual warranty costs do not materially differ from estimates.

We adopted Staff Accounting Bulletin No. 101 ("SAB 101") on revenue recognition effective at the beginning of our fourth quarter of fiscal 2001. The adoption of SAB 101 did not result in any restatement to prior years and had no effect on our current year financial position.

We adopted the provisions of Emerging Issue Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs" as required at the same time we adopted SAB 101 noted above. As a result of this adoption of EITF 00-10, we now reflect shipping and handling fees billed to customers as sales while the related shipping and handling costs are included in cost of goods sold. Prior to adoption, some fees and costs were netted in cost of goods sold and selling expenses. The amount of such shipping and handling costs were not material to the financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents and classifies such amounts as cash.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the LIFO (last-in, first-out) method.

Our inventories consist of the following at July 31:

-------------------------------------------------------------------------------
                                                           2002            2001
-------------------------------------------------------------------------------
Finished goods                                         $104,680        $137,500
Raw materials and work in process                        65,579          56,185
                                                       ------------------------
                                                        170,259         193,685
Less LIFO provision                                       4,723           3,844
                                                       ------------------------
                                                       $165,536        $189,841
                                                       ========================

Property, Plant and Equipment and Equipment Held for Rental

Property, plant and equipment and equipment held for rental are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, based on useful lives of 15 years for land improvements, 10 to 20 years for buildings and improvements, three to 10 years for machinery and equipment, and three to seven years for equipment held for rental. Depreciation expense was $20.9 million, $22.7 million and $19.8 million for the fiscal years 2002, 2001 and 2000, respectively.

Impairment of Long-lived Assets

We account for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." We review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate whether an impairment exists on the basis of undiscounted expected future cash flows from operations for the remaining amortization period. If an impairment exists, the asset is reduced by the estimated shortfall of discounted cash flows.

Goodwill

Goodwill represents the difference between the total purchase price and the fair value of identifiable assets and liabilities acquired in business acquisitions.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," establishing new financial reporting standards for acquired goodwill and other intangible assets. On August 1, 2001, we elected early adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Accordingly, we ceased amortization of all goodwill. The amount of goodwill impairment, if any, is measured by comparing its implied fair value with its carrying amount and writing down its carrying amount to its implied fair value. Intangible assets that have finite useful lives continue to be amortized over their useful lives. In addition, these assets continue to be reviewed for possible impairment whenever events or changes in circumstances indicate carrying value may not be recoverable.

Prior to the adoption of SFAS No. 142 in August 2001, we amortized goodwill on a straight-line basis over periods ranging from 10 to 25 years. If an impairment indicator was present, we evaluated whether an impairment existed on the basis of undiscounted expected future cash flows from operations for the remaining amortization period.

Income Taxes

Deferred income tax assets and liabilities arise from differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. Deferred tax balances are determined by using the tax rate expected to be in effect when the taxes are paid or refunds received.

Product Development

We incurred product development and other engineering expenses of $15.6 million, $15.9 million and $15.8 million in 2002, 2001 and 2000, respectively, which were charged to expense as incurred.

Concentrations of Credit Risk

Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of trade and finance receivables. As of July 31, 2002, approximately 23% of our trade receivables and 54% of our finance receivables were due from two customers. In addition, one customer accounted for approximately 19% of our trade receivables and that same customer accounted for approximately 33% of our finance receivables. We continuously evaluate the creditworthiness of our customers and secure transactions with letters of credit where we believe the risk warrants it. Finance receivables are usually collateralized by a security interest in the underlying assets. Write-offs for uncollected receivables have not been significant.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was $3.4 million, $6.0 million and $7.1 million in 2002, 2001, and 2000, respectively.

Foreign Currency Translation

The financial statements of our foreign operations are generally measured in their local currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year to year are accumulated in a separate component of shareholders' equity.

The financial statements of our Scottish operation are prepared using the U.S. dollar as its functional currency. The transactions of this operation that are denominated in foreign currencies have been remeasured in U.S. dollars, and any resulting gain or loss is reported in income.

The aggregate of foreign currency transactions included in the results of operations were a gain of $2.9 million in 2002 and losses of $0.9 million and $1.9 million in 2001 and 2000, respectively.

Derivative Instruments

Effective August 1, 2000, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that an entity record all derivatives in the statement of financial position at their fair value. It also requires changes in the fair value of derivatives to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction. Upon adoption, SFAS No. 133 did not have a material effect on our financial statements because we had not designated our foreign currency derivatives as part of a hedge transaction and such derivatives were stated at market on August 1, 2000 on the date of adoption.

We are exposed to market risks from changes in interest rates and foreign currency exchange rates. During June 2002, we entered into an interest rate swap agreement to manage our interest rate exposure in order to achieve a cost-effective mix of fixed and variable rate indebtedness. We do not utilize derivatives that contain leverage features. On the date on which we enter into a derivative, the derivative is designated as a hedge of the identified exposure. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking hedge transactions. In this documentation, we specifically identify the hedged item and state how the hedging instrument is expected to reduce the risks related to the hedged item.

We have designated our outstanding interest rate swap agreement as a fair value hedge of the underlying fixed rate obligation. The objective of our hedge is to protect the debt against changes in fair value due to changes in the benchmark interest rate. The fair value of the interest rate swap agreement is recorded in other assets or other long-term liabilities with a corresponding increase or decrease in the fixed rate obligation. The changes in the fair value of the interest rate swap agreement and the underlying fixed rate obligation is recorded as equal and offsetting unrealized gains and losses in interest expense in the Consolidated Statements of Income. We have structured our interest rate swap agreement to be 100% effective. As a result, there is no current impact on earnings resulting from hedge ineffectiveness.

Our interest rate swap instrument at July 31, 2002, consisted of an $87.5 million notional fixed-to-variable rate swap with a fixed rate receipt of 8 3/8%. The basis of the variable rate paid is the London Interbank Offered Rate (LIBOR) plus 2.76%. The fair value of our interest rate hedge was $0.9 million at July 31, 2002 and reflects the estimated amount that we would receive to terminate the contract at the reporting date.

We enter certain foreign currency contracts, principally forward exchanges, to manage some of our foreign exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sales of our products will be affected by changes in exchange rates.

During the year, we entered into certain currency forward contracts to mitigate our economic risk to foreign exchange risk that qualify as derivative instruments under SFAS No. 133. However, we have not designated these instruments as hedge transactions under SFAS No. 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives are generally included in the Consolidated Balance Sheet in other current assets and other current liabilities. Mark-to-market charges related to the above forwards were approximately $2.4 million, $0.4 million and $0.1 million at July 31, 2002, 2001 and 2000, respectively, and are included in Miscellaneous, net in the Consolidated Statements of Income.

Recent Accounting Pronouncements

Effective August 1, 2001, we adopted the provisions of EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," as codified in EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." As a result of the adoption, we now classify the costs associated with sales incentives provided to retailers as a reduction in net sales. These costs were previously included in selling, general and administrative expenses. This reclassification was not material to the applicable individual line items of the financial statements and had no impact on reported income before income taxes, net income or income per share amounts.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which is required to be adopted for financial statements issued for fiscal years beginning after June 15, 2002. This statement establishes the accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect adoption of this statement to have a significant impact on our results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." We adopted SFAS No. 144 on August 1, 2002. The adoption of SFAS No. 144 did not have an impact on our consolidated financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if it meets the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. We adopted SFAS No. 145 effective June 1, 2002. As a result, $0.1 million of deferred financing costs related to our former $83 million senior credit facility that was expensed during the fourth quarter of fiscal 2002 is included in interest expense on our Consolidated Statements of Income.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and is effective for exit or disposal activities initiated after December 31, 2002.

ACCOUNTS RECEIVABLE SECURITIZATION

In June 2000, we entered into a three-year receivables purchase agreement with an independent issuer of receivables-backed commercial paper. Under the terms of the agreement, we agreed to sell to our special purpose, wholly owned subsidiary, on an ongoing basis and without recourse, a designated pool of accounts receivable. This entity sells an undivided percentage ownership interest in all the receivables to a third-party. To maintain the balance in the pool of accounts receivable sold, we were obligated to sell new receivables as existing receivables are collected. The agreement permitted the sale of the undivided interest in accounts receivable through June 2003 of up to $65 million. During February 2002, we terminated our receivables purchase agreement by repurchasing for $18.1 million the undivided interest in pool receivables owned by our securitization subsidiary.

At July 31, 2001, the undivided interest in our pool of accounts receivable that had been sold to the purchasers aggregated $50.6 million, which was used to retire debt outstanding under our revolving credit facilities. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. The ongoing costs of this program were charged to interest expense in the Consolidated Statements of Income.

FINANCE RECEIVABLES

Finance receivables represent sales-type leases resulting from the sale of our products. Our net investment in finance receivables was as follows at July 31:

------------------------------------------------------------------------------
                                                              2002       2001
------------------------------------------------------------------------------
Gross finance receivables                                 $155,786    $123,124
Estimated residual value                                    44,608      45,067
                                                         ---------------------
                                                           200,394     168,191
Unearned income                                            (36,384)    (35,402)
                                                         ---------------------
Net finance receivables                                    164,010     132,789
Provision for losses                                        (2,381)       (958)
                                                         ---------------------
                                                          $161,629    $131,831
                                                         =====================

Of the finance receivables balance at July 31, 2002, $88.7 million are pledged receivables resulting from the sale of finance receivables through limited recourse and non-recourse monetization transactions during fiscal 2002. In compliance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," these transactions are accounted for as debt on our Consolidated Balance Sheets. Under terms of the limited recourse agreements, the purchaser may seek recourse from us if a finance receivable contract remains unpaid for 60 days or more. We are obligated to either make payments in the customer's place, substitute the contracts, or buy back the contracts.

The following table displays the contractual maturity of our finance receivables. It does not necessarily reflect future cash collections because of various factors including the possible refinancing or sale of lease receivables and repayments prior to maturity.

For the twelve-month periods ended July 31:

2003                                                                    $33,092
2004                                                                     35,147
2005                                                                     31,108
2006                                                                     29,174
2007                                                                     18,717
Thereafter                                                                8,548
Residual value in equipment at lease end                                 44,608
Less: unearned finance income                                           (36,384)
                                                                       --------
Net investment in leases                                               $164,010
                                                                       ========

Provisions for losses on finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio.

PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment consists of the following at July 31:

--------------------------------------------------------------------------------
                                                         2002               2001
--------------------------------------------------------------------------------
Land and improvements                                  $7,480             $8,113
Buildings and improvements                             51,092             52,737
Machinery and equipment                               115,522            114,776
                                                     --------           --------
                                                      174,094            175,626
Less allowance for depreciation                        89,724             77,223
                                                     --------           --------
                                                      $84,370            $98,403
                                                     ========           ========

GOODWILL

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," establishing new financial reporting standards for acquired goodwill and other intangible assets. On August 1, 2001, we elected early adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Accordingly, we ceased amortization of all goodwill.

In the year of adoption, SFAS No. 142 requires the first step of the goodwill impairment test to be completed within the first six months of adoption and the final step to be completed within twelve months. The first step is to screen for potential impairment and the second measures the amount of impairment, if any. During the second quarter of fiscal 2002, we performed an initial impairment test by reporting unit, which indicated potential impairment of goodwill attributable to our Gradall reporting unit, which is part of our Machinery segment, resulting from changing business conditions including consolidation of the telehandler market, unplanned excess manufacturing capacity costs and eroded margins due to competitive pricing pressures. During the fourth quarter of fiscal 2002, we calculated the fair value of the Gradall and foreign reporting units using third party appraisals and expected future discounted cash flows. As a result of this analysis, we concluded that goodwill was impaired and recorded an impairment charge of $114.5 million, or $2.65 per diluted share, which is reflected as a cumulative effect of change in accounting principle in the Consolidated Statements of Income. There was no income tax effect on this change in accounting principle.

This table presents our comparative net income and earnings per common share before the cumulative effect of accounting change and goodwill amortization under SFAS No. 142 for the years ended July 31:

-------------------------------------------------------------------------------------------------------------
                                                                    2002              2001              2000
-------------------------------------------------------------------------------------------------------------
Reported net income before cumulative effect of change
  in accounting principle                                        $12,878            $34,206           $60,507
Add: goodwill amortization                                            --              6,052             6,166
                                                               ----------------------------------------------
Adjusted net income before cumulative effect of change
  in accounting principle                                         12,878             40,258            66,673
Cumulative effect of change in accounting principle             (114,470)                --                --
                                                               ----------------------------------------------
Adjusted net (loss) income                                     $(101,592)           $40,258           $66,673
                                                               ==============================================

Earnings per common share:
Reported earnings per common share before cumulative
  effect of change in accounting principle                          $.31               $.81             $1.39
Goodwill amortization                                                 --                .14               .14
Adjusted earnings per common share before cumulative
  effect of change in accounting principle                           .31                .95              1.53
Cumulative effect of change in accounting principle                (2.72)                --                --
                                                               ----------------------------------------------
Adjusted (loss) earnings per common share                         $(2.41)              $.95             $1.53
                                                               ==============================================

Earnings per common share - assuming dilution:
Reported earnings per common share - assuming dilution
  before cumulative effect of change in accounting
  principle                                                         $.30               $.80             $1.37
Goodwill amortization                                                 --                .14               .14
                                                               ----------------------------------------------

Adjusted earnings per common share - assuming dilution
  before cumulative effect of change in accounting
  principle                                                          .30                .94              1.51
Cumulative effect of change in accounting principle                (2.65)                --                --
                                                               ----------------------------------------------
Adjusted (loss) earnings per common share - assuming
  dilution                                                        $(2.35)              $.94             $1.51
                                                               ==============================================

This table presents our reconciliation of the recorded goodwill during the period from July 31, 2001 to July 31, 2002:

Balance as of August 1, 2001                                           $140,164
Additions                                                                 3,097
Impairment charge recorded                                             (114,470)
                                                                      ---------
Balance as of July 31, 2002                                             $28,791
                                                                      =========

ACCRUED EXPENSES

Our accrued expenses consist of the following at July 31:

--------------------------------------------------------------------------------
                                                             2002           2001
--------------------------------------------------------------------------------
Accrued taxes                                             $13,276         $1,753
Accrued payroll and related taxes and benefits             13,169         15,898
Accrued warranty                                            9,375          9,531
Current portion of product liability                        6,723          8,208
Accrued dealer costs                                        6,463          1,944
Accrued sales rebate                                        4,697          5,240
Accrued allowance for contingent liabilities                4,137          4,564
Accrued interest                                            2,460          1,937
Accrued commissions                                         1,567          2,518
Unearned income                                               421          4,318
Other accrued expenses                                     21,021         14,976
                                                          ----------------------
                                                          $83,309        $70,887
                                                          ======================

OPERATING LEASES

Our total rental expense for operating leases was $9.2 million, $6.3 million and $3.4 million in 2002, 2001 and 2002, respectively. At July 31, 2002, our future minimum lease payments under operating leases amounted to $6.1 million, $5.8 million, $5.3 million, $7.5 million, $5.5 million and $2.8 million in 2003, 2004, 2005, 2006, 2007 and thereafter, respectively.

CHANGES IN ACCOUNTING ESTIMATES

During the second quarter of fiscal 2002, we determined that certain volume-related customer incentives would not be achieved and that we would not make a discretionary profit sharing contribution for calendar year 2001. The reversal of the accrual related to volume-related customer incentives resulted in an increase in net income of $2.3 million, or $.06 per diluted share for fiscal 2002. The reversal of the accrual related to the discretionary profit sharing contribution for calendar year 2001 resulted in an increase in net income of $1.8 million, or $.04 per diluted share for fiscal 2002.

SEGMENT INFORMATION

We have organized our business into three segments - Machinery, Equipment Services and Access Financial Solutions. The Machinery segment contains the design, manufacture and sale of new equipment. The Equipment Services segment contains after-sales service and support, including parts sales, equipment rentals, and used and reconditioned equipment sales. The Access Financial Solutions segment contains financing and leasing activities including the operations of our wholly owned subsidiary, Access Financial Solutions, Inc. We evaluate performance of the Machinery and Equipment Services segments and allocate resources based on operating profit before interest, miscellaneous income/expense and income taxes. We evaluate performance of the Access Financial Solutions segment and allocate resources based on its operating profit less interest expense. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Our business segment information consisted of the following for the years ended July 31:

-------------------------------------------------------------------------------
                                      2002            2001               2000
-------------------------------------------------------------------------------
Revenues:
  Machinery                         $621,283        $835,893           $931,048
  Equipment Services                 133,058         122,650            125,120
  Access Financial Solutions          15,729           5,329                 --
                                   --------------------------------------------
                                    $770,070        $963,872         $1,056,168
                                   ============================================

Segment profit (loss):
  Machinery                                $29,038        $78,501      $118,994
  Equipment Services                        24,686         25,268        37,761
  Access Financial Solutions                 5,288           (223)           --
  General corporate expenses               (33,347)       (30,797)      (41,269)
                                          -------------------------------------
                                           $25,665        $72,749      $115,486
                                          =====================================
Depreciation and amortization:
  Machinery                                $14,994        $23,344       $21,289
  Equipment Services                         3,613          2,917         3,174
  Access Financial Solutions                   781          1,197            --
  General corporate                          1,571          1,317         1,507
                                          -------------------------------------
                                           $20,959        $28,775       $25,970
                                          =====================================
Expenditures for long-lived assets:
  Machinery                                $12,350        $14,324       $28,258
  Equipment Services                        22,236         26,154        23,352
  Access Financial Solutions                 4,661          5,372            --
  General corporate                            136          3,343           276
                                          -------------------------------------
                                           $39,383        $49,193        $51,88
                                          =====================================
Assets:
  Machinery                               $462,399       $564,345      $579,710
  Equipment Services                        45,361         41,231        33,798
  Access Financial Solutions               187,153        137,136            --
  General corporate                         83,328         82,877        40,079
                                          -------------------------------------
                                          $778,241       $825,589      $653,587
                                          =====================================

Sales to one customer accounted for 22%, 22% and 20% of Machinery revenues for the years ended July 31, 2002, 2001 and 2000, respectively; 12% and 11% of Equipment Services revenues for the years ended July 31, 2002 and 2001, respectively; and 30% of Access Financial Solutions revenues for the year ended July 31, 2002. Another customer accounted for 34% of Access Financial Solutions revenues for the year ended July 31, 2002. Sales to another customer accounted for 13% of Machinery revenues and 15% of Equipment Services revenues for the year ended July 31, 2000. Sales to another customer accounted for 17% of Equipment Service revenues for the year ended July 31, 2000.

Our revenues by product group consisted of the following for the years ended July 31:

------------------------------------------------------------------------------------------------------------
                                                               2002                2001               2000
------------------------------------------------------------------------------------------------------------
Aerial work platforms                                        $475,241            $682,689           $745,155
Telehandlers                                                   87,443              87,704            125,749
Excavators                                                     58,599              65,500             60,144
After-sales service and support, including parts
   sales, and used and reconditioned equipment sales          124,587             116,376            120,616
Financial products                                             14,227               3,889                 --
Rentals                                                         9,973               7,714              4,504
                                                             -----------------------------------------------
                                                             $770,070            $963,872         $1,056,168
                                                             ===============================================

We manufacture our products in the United States and Belgium and sell these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations. Our revenue by geographic area consisted of the following for the years ended July 31:

------------------------------------------------------------------------------------------------------------
                                                               2002                2001               2000
------------------------------------------------------------------------------------------------------------
  United States                                              $556,252            $709,412           $805,955
  Europe                                                      167,940             187,924            178,230
  Other                                                        45,878              66,536             71,983
                                                             -----------------------------------------------
                                                             $770,070            $963,872         $1,056,168
                                                             ===============================================

SUPPLEMENTAL INFORMATION

The following supplemental consolidated data submitted with the consolidated financial statements is presented for the sole purpose of facilitating the analysis of the results of our Equipment Operations and Financial Services businesses as included in the consolidated financial statements. These two operations are engaged in fundamentally different businesses and cannot be easily analyzed on a consolidated basis. Equipment Operations includes the operations of our Machinery and Equipment Services segments with Financial Services reflected on the equity basis. Access Financial Solutions consists of our financial services business. In addition to the monthly amortization of monetizations, Access Financial Solutions recognizes an allocation of interest expense. The amount of interest expense that is transferred from Equipment Operations is based upon the monthly weighted cost of debt multiplied by Access Financial Solutions' portfolio balance less the initial investment in Access Financial Solutions of $30.0 million. Amounts are for the years ended or as of July 31:

CONDENSED STATEMENTS OF INCOME
Equipment Operations with Access Financial Solutions on the Equity Basis

------------------------------------------------------------------------------------------------------
                                                              2002             2001             2000
------------------------------------------------------------------------------------------------------
Revenues:
  Net sales                                                 $745,870         $952,269       $1,051,664
  Rentals                                                      8,471            6,274            4,504
                                                           -------------------------------------------
                                                             754,341          958,543       $1,056,168
Costs of sales                                               637,065          773,871          825,082
                                                           -------------------------------------------
Gross profit                                                 117,276          184,672          231,086
Selling, administrative and product development
  expenses                                                    90,807          101,246          109,434
Restructuring charges                                          6,091            4,402               --
Goodwill amortization                                             --            6,052            6,166
                                                           -------------------------------------------
Income from operations                                        20,378           72,972          115,486
Interest expense                                             (11,204)         (21,189)         (20,589)
Miscellaneous, net                                             4,759            2,737            1,146
                                                           -------------------------------------------
Income before taxes and cumulative effect of change in
  accounting principle                                        13,933           54,520           96,043
Income tax provision                                          (4,598)         (20,174)         (35,536)
Equity in income (loss) of Access Financial Solutions          3,543             (140)              --
                                                           -------------------------------------------
Income before cumulative effect of change in
  accounting principle                                        12,878           34,206           60,507
Cumulative effect of change in accounting principle         (114,470)              --               --
                                                           -------------------------------------------
Net (loss) income                                          $(101,592)         $34,206          $60,507
                                                           ===========================================

CONDENSED STATEMENTS OF INCOME
Financial Services
Access Financial Solutions
------------------------------------------------------------------------------------------------------
                                                              2002             2001             2000
------------------------------------------------------------------------------------------------------
Revenues:
  Financial products                                         $14,227           $3,889      $        --
  Rentals                                                      1,502            1,440               --
                                                           -------------------------------------------
                                                              15,729            5,329               --
Operating expenses:
  Administrative and other expenses                            5,390            4,546
  Interest expense                                             5,051            1,006               --
                                                           -------------------------------------------
Total operating expenses                                      10,441            5,552               --
                                                           -------------------------------------------
Income (loss) from operations                                  5,288             (223)              --
Income tax provision                                           1,745              (83)              --
                                                           -------------------------------------------
Net income (loss)                                             $3,543            $(140)     $        --
                                                           ===========================================

CONDENSED BALANCE SHEETS
Equipment Operations with Access Financial Solutions on the Equity Basis

--------------------------------------------------------------------------------
                                                             2002           2001
--------------------------------------------------------------------------------
ASSETS
  Current Assets
  Cash and cash equivalents                                $6,205         $9,254
  Accounts receivable, net                                204,779        189,913
  Inventories                                             165,536        189,841
  Other current assets                                     31,042         18,787
                                                         -----------------------
    Total current assets                                  407,562        407,795
  Property, plant and equipment, net                       84,354         98,403
  Equipment held for rental, net                           17,576         14,768
  Goodwill, net                                            28,791        140,164
  Investment in Access Financial Solutions                 33,403         29,860
  Receivable from Access Financial Solutions               64,106        107,276
  Other assets                                             52,805         27,323
                                                         -----------------------
                                                         $688,597       $825,589
                                                         =======================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                         $14,427        $22,193
  Accounts payable                                        129,317         76,723
  Accrued expenses                                         81,236         70,887
                                                         -----------------------
    Total current liabilities                             224,980        169,803
  Long-term debt                                          177,331        276,994
  Accrued post-retirement benefit                          24,989         23,757
  Other long-term liabilities                              10,807          9,601
  Provisions for contingencies                             14,448         11,993
  Shareholders' equity                                    236,042        333,441
                                                         -----------------------
                                                         $688,597       $825,589
                                                         =======================

CONDENSED BALANCE SHEETS
Financial Services
Access Financial Solutions

--------------------------------------------------------------------------------
                                                                2002        2001
--------------------------------------------------------------------------------
ASSETS
  Current Assets
  Accounts receivable, net                                   $23,030    $     --
  Finance receivables, net                                    27,529      16,760
  Pledged finance receivables                                 34,985          --
                                                            --------------------
    Total current assets                                      85,544      16,760
  Property, plant and equipment, net                              16          --

  Finance receivables, less current portion                   45,412     115,071
  Pledged finance receivables, less current portion           53,703          --
  Other assets                                                 2,478       5,305
                                                            --------------------
                                                            $187,153    $137,136
                                                            ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
  Current portion of limited recourse debt                   $34,850    $     --
  Accrued expenses                                             2,073          --
                                                            --------------------
    Total current liabilities                                 36,923          --
  Limited recourse debt, less current portion                 52,721          --
  Payable to JLG Industries, Inc.                             64,106     107,276
  Shareholders' equity                                        33,403      29,860
                                                            --------------------
                                                            $187,153    $137,136
                                                            ====================

CONDENSED STATEMENTS OF CASH FLOWS
Equipment Operations with Access Financial Solutions on the Equity Basis

--------------------------------------------------------------------------------
                                                  2002         2001        2000
--------------------------------------------------------------------------------
Cash flow from operating activities            $71,307     $(44,043)    $89,586
Cash flow from investing activities            (11,050)     (41,844)      1,862
Cash flow from financing activities            (62,499)      69,583     (84,283)
Effect of exchange rate changes on cash           (807)         102        (742)
                                              ---------------------------------
Net change in cash and cash equivalents         (3,049)     (16,202)      6,423
Beginning balance                                9,254       25,456      19,033
                                              ---------------------------------
Ending balance                                  $6,205        $9,25     $25,456
                                              =================================

CONDENSED STATEMENTS OF CASH FLOWS
Financial Services
Access Financial Solutions

-------------------------------------------------------------------------------
                                                  2002         2001        2000
-------------------------------------------------------------------------------
Cash flow from operating activities           $(44,669)   $(130,194)   $     --
Cash flow from investing activities             (2,375)      (7,082)         --
Cash flow from financing activities             47,044      137,276          --
                                              ---------------------------------
Net change in cash and cash equivalents             --           --          --
Beginning balance                                   --           --          --
                                              ---------------------------------
Ending balance                                $     --    $      --    $     --
                                              =================================

INCOME TAXES

Our income tax provision consisted of the following for the years ended July 31:

----------------------------------------------------------------------------------
                                                   2002         2001         2000
----------------------------------------------------------------------------------
United States:
   Current                                       $10,611      $21,991      $40,231
   Deferred                                       (4,635)      (2,017)      (5,414)
                                                ----------------------------------
                                                   5,976       19,974       34,817
                                                ----------------------------------
Other countries:
   Current                                           367          117          719
                                                ----------------------------------
                                                  $6,343      $20,091      $35,536
                                                ==================================

We made income tax payments of $0.9 million, $25.6 million and $34.0 million in 2002, 2001, and 2000, respectively.

The difference between the U.S. federal statutory income tax rate and our effective tax rate is as follows for the years ended July 31:

--------------------------------------------------------------------------------
                                                   2002         2001       2000
--------------------------------------------------------------------------------
Statutory U.S. federal income tax rate             35%          35%        35%
Effect of export profits taxed at lower rates      (5)          (4)        (2)
Non-deductibility of goodwill                      --            4          2
Other                                               3            2          2
                                                --------------------------------
Effective tax rate                                 33%          37%        37%
                                                ================================

Our components of deferred tax assets and liabilities were as follows at July 31:

--------------------------------------------------------------------------------
                                                             2002          2001
--------------------------------------------------------------------------------
Future income tax benefits:
  Employee benefits                                        $15,859       $16,208
  Contingent liabilities provisions                         11,620        11,717
  Operating loss carryforwards                               3,481            --
  Other                                                      6,392         4,440
                                                           ---------------------
                                                            37,352        32,365
                                                           ---------------------
Deferred tax liabilities for
  depreciation and asset basis differences                   8,938         8,586
                                                           ---------------------
Net deferred tax assets                                    $28,414       $23,779
                                                           =====================

The current and long-term deferred tax asset amounts are included in other current assets and other asset balances on the Consolidated Balance Sheets. The operating loss carryforwards begin expiring in the fiscal year ending July 31, 2007.

STOCK BASED INCENTIVE PLANS

Our stock incentive plan has reserved 2.2 million shares of capital stock that may be awarded to key employees in the form of options to purchase capital stock, restricted shares or bonus shares. Our Board of Directors sets the option price and vesting terms of options and restricted shares in accordance with the terms of our stock incentive plan. For all options currently outstanding, the option price is the fair market value of the shares on their date of grant.

Our stock option plan for directors provides for an annual grant to each outside director of a single option to purchase six thousand shares of capital stock, providing we earned a net profit, before extraordinary items, for the prior fiscal year. The option exercise price shall be equal to the shares' fair market value on their date of grant. An aggregate of 1.5 million shares of capital stock is reserved to be issued under the plan.

Our equity compensation plans in effect as of July 31, 2002 are as follows:

-------------------------------------------------------------------------------------------------------
                                                                                        Number of
                                                                                       Securities
                                                  Number of          Weighted           Remaining
                                              Securities to be        Average         Available for
                                                 Issued Upon      Exercise Price     Future Issuance
                                                 Exercise of      of Outstanding      Under Equity
               Plan Category                 Outstanding Options      Options      Compensation Plans
-------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
  security holders                                  3,335             $12.40              3,646
Equity compensation plans not approved by
  security holders                                   --                 --                 --
                                             ----------------------------------------------------------
Total                                               3,335             $12.40              3,646
                                             ==========================================================

Our outstanding options and transactions involving the plans are summarized as follows:

---------------------------------------------------------------------------------------------------------------------
                                                  2002                       2001                      2000
                                                  ----                       ----                      ----
                                                        Weighted                  Weighted                   Weighted
                                                         Average                   Average                    Average
                                                        Exercise                  Exercise                   Exercise
                                           Options         Price      Options        Price      Options         Price
---------------------------------------------------------------------------------------------------------------------
Outstanding options at the
  beginning of the year                      4,260        $11.13        3,105       $11.12        2,164        $10.81
Options granted                                 42         11.30        1,298        11.06        1,092         11.11
Options canceled                              (336)        11.60          (92)       14.34          (50)        15.29
Options exercised                             (631)         4.16          (51)        2.62         (101)         2.35
                                      -------------------------------------------------------------------------------
Outstanding options at the
  end of the year                            3,335        $12.40        4,260       $11.13        3,105        $11.12
                                      ===============================================================================
Exercisable options at the
  end of the year                            2,174        $13.03        2,278       $10.63        1,561         $8.73
                                      ===============================================================================

Our information with respect to stock options outstanding at July 31, 2002 is as follows:

-----------------------------------------------------------------------------------------------------------------------
                                 Options Outstanding                            Options Exercisable
                                 -------------------                            -------------------
Range of Exercise            Number        Weighted Average    Weighted Average        Number        Weighted Average
Prices                     Outstanding      Remaining Life      Exercise Price       Exercisable      Exercise Price
-----------------------------------------------------------------------------------------------------------------------
$1.12 to $1.59                   84                1                  $1.25              84                $1.25
2.93 to 3.30                    123                2                   3.12             123                 3.12
5.64 to 10.91                 1,861                8                  10.58             892                10.35
11.30 to 14.75                  602                6                  13.27             420                13.39
17.31 to 17.69                  249                6                  17.61             249                17.61
18.09 to 21.94                  416                7                  21.19             406                21.16

We have elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock options. Under this opinion, we do not recognize compensation expense arising from such grants because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net income and earnings per share has been determined as if we had accounted for our employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

-----------------------------------------------------------------------------------------
                                                           2002         2001         2000
-----------------------------------------------------------------------------------------
Volatility factor                                          .571         .596         .524
Expected life in years                                      3.0          4.9          3.9
Dividend yield                                             .18%         .36%         .40%
Interest rate                                             3.06%        4.57%        6.12%
Weighted average fair market value at date of grant       $4.56        $5.88        $5.06

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Our pro forma information follows for the years ended July 31:

-----------------------------------------------------------------------------------------
                                                         2002         2001         2000
-----------------------------------------------------------------------------------------
Net (loss) income                                     $(104,455)     $32,522      $58,398
(Loss) earnings per common share                          (2.48)         .77         1.33
(Loss) earnings per common share - assuming dilution      (2.42)         .76         1.33

BASIC AND DILUTED EARNINGS PER SHARE

This table presents our computation of basic and diluted earnings per share for the years ended July 31:

---------------------------------------------------------------------------------------------
                                                                  2002       2001      2000
---------------------------------------------------------------------------------------------
Net income before cumulative effect of change in
  accounting principle                                           $12,878    $34,206   $60,507
Cumulative effect of change in accounting                       (114,470)        --        --
                                                              -------------------------------
Net (loss) income                                              $(101,592)   $34,206   $60,507
                                                              ===============================
Denominator for basic earnings per share - weighted
  average shares                                                  42,082     42,155    43,687
Effect of dilutive securities -  employee stock options
  and unvested restricted shares                                   1,088        531       382
                                                              -------------------------------
Denominator for diluted earning per share -
  weighted average shares adjusted for dilutive securities        43,170     42,686    44,069
                                                              ===============================
Earnings per common share before cumulative effect of
  change in accounting principle                                    $.31       $.81     $1.39
Cumulative effect of change in accounting principle                (2.72)        --        --
                                                              -------------------------------
(Loss) earnings per common share                                  $(2.41)      $.81     $1.39
                                                              ===============================
Earnings per common share - assuming dilution before
  cumulative effect of change in accounting principle               $.30       $.80     $1.37
Cumulative effect of change in accounting principle                (2.65)        --        --
                                                              -------------------------------
(Loss) earnings per common share - assuming dilution              $(2.35)      $.80     $1.37
                                                              ===============================

During fiscal 2002, options to purchase 2.0 million shares of capital stock at a range of $10.53 to $21.94 per share were not included in the computation of diluted earnings per share because exercise prices for the options were more than the average market price of the capital stock.

SHAREHOLDER RIGHTS PLAN

Effective May 24, 2000, our Board of Directors declared a distribution of one Right for each outstanding share of capital stock to shareholders of record at the close of business on June 15, 2000. Each Right entitles the registered holder to purchase from us one-tenth of a share of our capital stock at a purchase price of $40 per whole share of our capital stock. The Rights will expire on May 24, 2010 unless redeemed earlier by us or exchanged for capital stock.

Separate certificates for Rights will not be distributed, nor will the Rights be exercisable unless a person or group (an "Acquiring Person") acquires 15% or more, or announces an offer that could result in acquiring 15% or more of our capital shares unless such acquisition or offer is pursuant to a Permitted Offer approved by a majority of directors who are not our officers or affiliates of the Acquiring Person. Following an acquisition of 15% or more of our capital shares (a "Stock Acquisition"), each Rightholder, except the 15% or more stockholder, has the right to receive, upon exercise, capital shares valued at twice the then applicable exercise price of the Right (or, under certain circumstances, cash, property or other of our securities.)

Similarly, unless certain conditions are met, if we engage in a merger or other business combination following a Stock Acquisition where we do not survive or survive a change or exchange of all or part of our capital shares or if 50% or more of our assets or earning power is sold or transferred, the Rights become exercisable for shares of the acquirer's stock having a value of twice the exercise price (or, under certain circumstances, cash or property.) The Rights are not exercisable, however, until our right of redemption described below has expired.

At any time until 10 business days following public announcement that a 15% or greater position has been acquired in our stock, a majority of our Board of Directors may redeem the Rights in whole, but not in part, at a price of $0.001 per Right, payable, at the election of such majority of our Board of Directors in cash or shares of our capital stock. Immediately upon the action of a majority of our Board of Directors ordering the redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the redemption price.

REPURCHASE OF CAPITAL STOCK

During the year ended July 31, 2001, we repurchased 1.7 million shares of our capital stock at an aggregate cost of $22.2 million.

EMPLOYEE RETIREMENT PLANS

Substantially all of our employees participate in defined contribution or non-contributory defined benefit plans. Approximately 11% of our employees are covered by union-sponsored, collectively bargained multi-employer pension plans and a union employment contract which expires April 2006. The expense related to funding the multi-employer plan was $0.2 million, $0.5 million and $0.5 million in 2002, 2001 and 2000, respectively.

We have discretionary, defined contribution retirement plans covering our eligible U.S. employees. Our policy is to fund the cost as accrued. Plan assets are invested in mutual funds and our capital stock. The aggregate expense relating to these plans was $0.8 million, $7.1 million and $7.2 million in 2002, 2001 and 2000, respectively. We also have non-qualified defined benefit plans that provide senior management with supplemental retirement, medical, disability and death benefits.

This table presents our defined benefit pension and postretirement plans' funded status and amounts recognized in our consolidated financial statements:

------------------------------------------------------------------------------------------------------
                                                           Pension Benefits    Postretirement Benefits
                                                           ----------------    -----------------------
                                                          20002        2001        2002        2001
------------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                  $22,123     $22,530     $24,791     $23,456
Service cost                                               1,203       3,580       1,083         890
Interest cost                                              1,574       1,651       1,788       1,757
Change in assumptions                                        913      (1,109)         --          --
Change in participation                                       --        (197)       (247)        (38)
Actuarial (gain)/loss                                        662         696       2,003         (20)
Benefits paid                                             (1,165)     (5,028)     (1,333)     (1,254)
                                                        --------------------------------------------
Benefit obligation at end of year                        $25,310     $22,123     $28,085     $24,791
                                                        ============================================

Change in plan assets:
Fair value of plan assets at
  beginning of year                                      $12,597     $11,144    $     --    $     --
Actual return on plan assets                                (242)      1,517          --          --
Contributions                                                941       4,964       1,333       1,254
Benefits paid                                             (1,165)     (5,028)     (1,333)     (1,254)
                                                        --------------------------------------------
Fair value of plan assets at end of year                 $12,131     $12,597    $     --    $     --
                                                        ============================================

Funded status                                           $(13,179)    $(9,526)   $(28,085)   $(24,791)
Unrecognized net actuarial (gain)/loss                     2,807        (111)      5,387       3,721
Unrecognized transition obligation                            60          91         125         150
Unrecognized prior service cost                            1,023       1,279      (2,187)     (2,609)
                                                        --------------------------------------------
Accrued benefit cost                                     $(9,289)    $(8,267)   $(24,760)   $(23,529)
                                                        ============================================

Amounts recognized in the consolidated balance sheet:
Accrued benefit cost                                    $(10,396)    $(8,710)   $(24,760)   $(23,649)
Intangible asset                                              --          --          --         120
Accumulated other comprehensive income                     1,107         443          --          --
                                                        --------------------------------------------
Net amount recognized                                    $(9,289)    $(8,267)   $(24,760)   $(23,529)
                                                        ============================================

Our components of pension and postretirement expense were as follows for the years ended July 31:

------------------------------------------------------------------------------------------------------------------------------------
                                                             Pension Benefits                        Postretirement Benefits
                                                             ----------------                        -----------------------
                                                    2002           2001           2000           2002          2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Service cost                                       $1,203         $3,580         $1,773         $1,083          $890          $750
Interest cost                                       1,574          1,651          1,504          1,788         1,757         1,542
Expected return                                    (1,065)          (459)          (962)            --            --            --
Amortization of prior service cost                    256            256            256           (421)           --            --
Amortization of transition
  Obligation                                           32             32             32             26            --            (9)
Amortization of net (gain)/loss                       (37)            --             --             90            --            --
                                                  --------------------------------------------------------------------------------
                                                   $1,963         $5,060         $2,603         $2,566        $2,647        $2,283
                                                  ================================================================================

Our weighted average actuarial assumptions as of July 31 were as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                             Pension Benefits                        Postretirement Benefits
                                                             ----------------                        -----------------------
                                                    2002           2001           2000           2002          2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Discount rate                                        7.25%           7.5%          7.75%          7.25%          7.5%         7.75%
Expected return on plan assets                        8.5%           8.5%           8.5%            --            --            --
Rate of compensation increase                         4.5%           4.5%           4.5%            --            --            --

For measurement purposes, a 13% annual rate increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5% by 2012, and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the postretirement benefit reported as follows:

------------------------------------------------------------------------------
                                                One Percentage Point
                                            --------------------------------
                                            Increase                Decrease
------------------------------------------------------------------------------
Postretirement benefit obligation            $3,210                  $2,719
Service and interest cost components           $321                    $284

REPOSITIONING AND RESTRUCTURING COSTS

During the third quarter of fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at this facility have been integrated into our McConnellsburg, Pennsylvania facility and the closure will result in a reduction of approximately 170 people. As a result, we anticipate incurring a pre-tax charge of $7.7 million, consisting of $6.1 million in restructuring costs associated with personnel reductions and the write-down of idle facilities and $1.6 million in charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to McConnellsburg. The $7.7 million consists of $3.4 million in cash charges and non-cash charges of $4.3 million. At July 31, 2002, we had incurred $6.7 million of the pre-tax charge discussed above, consisting of an accrual of $1.2 million for termination benefit costs and a $4.9 million asset write-down and $0.6 million on production relocation costs. We reported $6.1 million in restructuring costs and $0.6 million in cost of sales. During the third and fourth quarters of fiscal 2002, 132 employees were terminated and we paid and charged $0.2 million of the termination benefit and lease termination costs against the accrued liability. Our accrued liability for the remaining termination benefits and lease termination costs as of July 31, 2002 was $1.3 million.

At July 31, 2002, we included $6.0 million in assets held for sale on the Consolidated Balance Sheets in other current assets and ceased depreciating these assets during the third quarter of fiscal 2002.

During the fourth quarter of fiscal 2001, we announced a repositioning plan that involved a pre-tax charge of $15.8 million. Of the $15.8 million, approximately $4.9 million was associated with the personnel reductions and plant closing, $5.3 million reflected current period charges due to idle facilities associated with the fourth quarter production shutdowns and $3.7 million was for the re-valuation of used equipment inventory. The remaining $1.9 million included costs relating to reorganizing existing distribution relationships in Europe and the Pacific Rim regions. Cash charges totaled $5.2 million out of the $15.8 million.

As part of the $15.8 million, we recorded a restructuring charge of $4.4 million to rationalize manufacturing capacity in our Machinery segment and, of the remainder, $9.5 million is reflected in cost of sales, $1.0 million is recorded in selling, administrative and product development expenses, and $0.9 million is reflected in miscellaneous, net. The restructuring charge included the permanent closure of a manufacturing facility in Bedford, Pennsylvania resulting in a reduction of approximately 265 people. In addition, aligning our workforce with then current economic conditions at other facilities worldwide resulted in a further reduction of approximately 370 people during the fourth quarter of fiscal 2001 for a total of 635 people. We accrued $3.3 million for termination costs and a $1.1 million write-down related to the closure of the facility.

At July 31, 2002 and 2001, we included $1.3 million and $1.9 million, respectively, in assets held for sale on the Consolidated Balance Sheets in other current assets and ceased depreciating these assets during the fourth quarter of fiscal 2001.

COMMITMENTS AND CONTINGENCIES

We are a party to personal injury and property damage litigation arising out of incidents involving the use of our products. Our insurance program for 2002 was comprised of a self-insured retention of $7 million for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $100 million in excess of the retention and primary coverage. We contract with an independent firm to provide claims handling and adjustment services. Our estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. We frequently review the methods of making such estimates and establishing the resulting accrued liability, and any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which we are aware, we established accrued liabilities of $18.8 million and $17.8 million at July 31, 2002 and 2001, respectively. These amounts are included in other current liabilities and provisions for contingencies on our Consolidated Balance Sheets. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely that we would experience losses that are materially in excess of such reserve amounts. The provisions for self-insured losses are included within cost of sales in our Consolidated Statements of Income. As of July 31, 2002 and 2001, there were $0.1 million and $0 of insurance recoverables or offset implications, respectively, and no claims by us being contested by insurers.

At July 31, 2002, we are a party to multiple agreements whereby we guarantee $104.3 million in indebtedness of others. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying assets and/or make demand for reimbursement from other parties for any payments made by us under these agreements. At July 31, 2002, we had a $3.4 million reserve related to these agreements. We believe that it is unlikely that we would experience losses under these agreements that are materially in excess of the reserve amount.

BANK CREDIT LINES AND LONG-TERM DEBT

We have a syndicated revolving credit facility with an aggregate commitment of $250 million, which expires on June 18, 2004. Borrowings under the facility bear interest equal to either LIBOR plus a margin ranging from 0.55% to 2.0%, depending on our ratio of funded debt to EBITDA; or the greater of prime or federal funds rate plus 0.50%. Loans made under this facility are secured by a security interest in certain of our inventory, equipment, and accounts and finance receivables. We are required to pay an annual administrative fee of $35 thousand and a facility fee ranging from 0.20% to 0.275%, depending on our ratio of funded debt to EBITDA.

We also have a $25 million bank revolving line of credit with a term of one year, renewable annually, and at an interest rate of the greater of prime or federal funds rate plus 0.50% or a spread over LIBOR. Loans made under this facility are secured by a security interest in certain of our inventory, equipment, and accounts and finance receivables. During 2002, we terminated our $2.5 million in loan facilities with a term of one year, renewable annually, and at a fixed weighted average interest rate of 5.7%. Outstanding amounts under these lines of credit were $13.9 million and $21.7 million at July 31, 2002 and 2001, respectively.

The credit facilities contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth. For the quarter ended July 31, 2002, we received waivers from compliance with two of these ratios -- adjusted EBITDA to leverage ratio and adjusted interest coverage ratio -- and on August 30, 2002, we entered amendments to the credit agreements which principally modified the definition of Adjusted EBIT and EBITDA, revised certain financial and other covenants to provide greater flexibility and increased the applicable LIBOR margin to 2.25% at certain leverage ratios. Based on the amendments to the credit facilities and our forecasted ability to comply with the revised covenants, we continue to classify this debt as long-term.

In June 2002, we sold $175.0 million principal amount of our 8 3/8% senior subordinated notes due 2012. The net proceeds of the offering were used to repay outstanding debt under our existing $250 million revolving credit facility and to terminate an $83 million working capital facility. Interest on the notes will accrue from June 15, 2002 and we will pay interest twice a year, beginning December 15, 2002. The notes will be unconditionally guaranteed on a general unsecured senior subordinated basis by all of our existing and future material domestic restricted subsidiaries.

Our long-term debt was as follows at July 31:

----------------------------------------------------------------------------------------
                                                                       2002       2001
----------------------------------------------------------------------------------------
Revolving credit facilities due 2004 with an average interest rate
   of 4.9% at July 31, 2001                                          $     --   $275,000
8 3/8% Senior Subordinated Notes due 2012                             175,000         --
Other                                                                   1,910      2,502
Fair value hedging adjustment                                             914         --
                                                                     -------------------
                                                                      177,824    277,502
Less current portion                                                      493        508
                                                                     -------------------
                                                                     $177,331   $276,994
                                                                     ===================

Interest paid on all borrowings was $12.7 million, $21.2 million and $20.0 million in 2002, 2001 and 2000, respectively. The aggregate amounts of long-term debt outstanding at July 31, 2002 which will become due in 2003 through 2007 are: $0.5 million, $0.3 million, $0.1 million, $0.1 million and $0.1 million, respectively.

The fair value of our long-term debt is estimated to approximate the carrying amount reported in the Consolidated Balance Sheets based on current interest rates for similar types of borrowings.

LIMITED RECOURSE DEBT

As a result of the sale of finance receivables through limited recourse and non-recourse monetization transactions during fiscal 2002, we have $87.6 million of limited recourse debt outstanding as of July 31, 2002. The aggregate amounts of limited recourse debt outstanding at July 31, 2002 which will become due in 2003 through 2007 are: $34.9 million, $14.0 million, $14.9 million, $15.9 million and $6.1 million, respectively.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

Certain of our indebtedness is guaranteed by our significant subsidiaries (the "guarantor subsidiaries") but is not guaranteed by our other subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly owned and the guarantees are made on a joint and several basis and are full and unconditional subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount guaranteed without making the guarantee void under fraudulent conveyance laws. Separate financial statements of the guarantor subsidiaries have not been presented because management believes it would not be material to investors. The principal elimination entries eliminate investment in subsidiaries, intercompany balances and transactions and certain other eliminations to properly eliminate significant transactions in accordance with our accounting policy for the principles of consolidated and statement presentation. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

CONDENSED CONSOLIDATED BALANCE SHEET
As of July 31, 2002

                                                          --------------------------------------------------------------------------
                                                                           Guarantor     Non-Guarantor     Other and    Consolidated
                                                            Parent       Subsidiaries    Subsidiaries     Eliminations     Total
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Accounts receivable - net                                $204,161         $19,215         $37,857         $(33,424)       $227,809
  Finance receivables - net                                      --          73,138              --             (197)         72,941
  Pledged finance receivables                                    --          88,688              --               --          88,688
  Inventories                                                91,649          49,107          25,432             (652)        165,536
  Property, plant and equipment - net                        31,376          46,874           6,548             (428)         84,370
  Equipment held for rental - net                             4,263          16,373             488             (145)         20,979
  Investment in subsidiaries                                248,114              --           2,659         (250,773)             --
  Other assets                                               88,456          15,851          13,809             (198)        117,918
                                                          --------------------------------------------------------------------------
                                                           $668,019        $309,246         $86,793        $(285,817)       $778,241
                                                          ==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued expenses                    $158,046         $31,035         $44,902         $(21,357)       $212,626
  Long-term debt, less current portion                      177,309              22              --               --         177,331
  Limited recourse debt,
    less current portion                                         --          52,721              --               --          52,721
  Other liabilities                                        (108,932)        221,240          (1,492)         (11,295)         99,521
                                                          --------------------------------------------------------------------------
    Total liabilities                                       226,423         305,018          43,410          (32,652)        542,199
                                                          --------------------------------------------------------------------------

  Shareholders' equity                                      441,596           4,228          43,383         (253,165)        236,042
                                                          --------------------------------------------------------------------------
                                                           $668,019        $309,246         $86,793        $(285,817)       $778,241
                                                          ==========================================================================

CONDENSED CONSOLIDATED BALANCE SHEET
As of July 31, 2001
                                                          --------------------------------------------------------------------------
                                                                           Guarantor     Non-Guarantor     Other and    Consolidated
                                                            Parent       Subsidiaries    Subsidiaries     Eliminations     Total
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Accounts receivable - net                                $173,232        $(42,553)        $91,893        $(32,659)       $189,913
  Finance receivables - net                                      --         131,831              --              --         131,831
  Inventories                                               108,030          74,944           6,565             302         189,841
  Property, plant and equipment - net                        35,942          61,402           1,543            (484)         98,403
  Equipment held for rental - net                             3,544          15,484           1,550            (576)         20,002
  Investment in subsidiaries                                218,336              --           2,251        (220,587)             --
  Other assets                                               40,429         144,729          12,198          (1,757)        195,599
                                                          --------------------------------------------------------------------------
                                                           $579,513        $385,837        $116,000       $(255,761)       $825,589
                                                          ==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

  Accounts payable and accrued expenses                    $109,913         $35,218         $38,236        $(35,757)       $147,610
  Long-term debt, less current portion                      276,660             334              --              --         276,994
  Other liabilities                                        (198,297)        229,795          35,111             935          67,544
                                                          --------------------------------------------------------------------------
    Total liabilities                                       188,276         265,347          73,347         (34,822)        492,148
                                                          --------------------------------------------------------------------------

  Shareholders' equity                                      391,237         120,490          42,653        (220,939)        333,441
                                                          --------------------------------------------------------------------------
                                                           $579,513        $385,837        $116,000       $(255,761)       $825,589
                                                          ==========================================================================

CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Year Ended July 31, 2002
                                                          --------------------------------------------------------------------------
                                                                           Guarantor     Non-Guarantor     Other and    Consolidated
                                                            Parent       Subsidiaries    Subsidiaries     Eliminations     Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                   $520,349        $231,624        $101,169        $(83,072)       $770,070
Gross profit (loss)                                         125,928            (853)          5,867           1,145         132,087
Other expenses (income)                                      87,539         139,084           8,374          (1,318)        233,679
Net income (loss)                                           $38,389       $(139,937)        $(2,507)         $2,463       $(101,592)

CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Year Ended July 31, 2001
                                                          --------------------------------------------------------------------------
                                                                           Guarantor     Non-Guarantor     Other and    Consolidated
                                                            Parent       Subsidiaries    Subsidiaries     Eliminations     Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                   $703,895        $241,441         $73,367        $(54,831)       $963,872
Gross profit (loss)                                         194,528         (11,664)          6,005             (75)        188,794
Other expenses (income)                                     132,496          29,044          (6,965)             13         154,588
Net income (loss)                                           $62,032        $(40,708)        $12,970            $(88)        $34,206

CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Year Ended July 31, 2000
                                                          --------------------------------------------------------------------------
                                                                           Guarantor     Non-Guarantor     Other and    Consolidated
                                                            Parent       Subsidiaries    Subsidiaries     Eliminations     Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                   $760,014        $284,471        $45,141       $(33,458)       $1,056,168
Gross profit (loss)                                         210,277          15,715          6,966         (1,872)          231,086
Other expenses (income)                                     148,769          30,118         (6,641)        (1,667)          170,579
Net income (loss)                                           $61,508        $(14,403)       $13,607          $(205)          $60,507

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended July 31, 2002
                                                          --------------------------------------------------------------------------
                                                                           Guarantor     Non-Guarantor     Other and    Consolidated
                                                            Parent       Subsidiaries    Subsidiaries     Eliminations     Total
------------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities                        $150,568       $(134,013)        $2,138         $4,402           $23,095
Cash flow from investing activities                         (31,138)         (3,260)        (5,181)        29,697            (9,882)
Cash flow from financing activities                        (103,573)        119,873          1,609        (33,364)          (15,455)
Effect of exchange rate changes on cash                       1,058            (431)          (109)        (1,325)             (807)
                                                          --------------------------------------------------------------------------
Net change in cash and cash equivalents                      16,915         (17,831)        (1,543)          (590)           (3,049)
Beginning balance                                             6,034          (1,714)         4,636            298             9,254
                                                          --------------------------------------------------------------------------
Ending balance                                              $22,949        $(19,545)        $3,093          $(292)           $6,205
                                                          ==========================================================================

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended July 31, 2001
                                                          --------------------------------------------------------------------------
                                                                           Guarantor     Non-Guarantor     Other and    Consolidated
                                                            Parent       Subsidiaries    Subsidiaries     Eliminations     Total
------------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities                       $(186,658)         $6,201         $5,364           $996         $(174,097)
Cash flow from investing activities                          (1,189)        (12,308)        (3,560)        (2,009)          (19,066)
Cash flow from financing activities                         177,347          (3,959)         2,201          1,270           176,859
Effect of exchange rate changes on cash                         236             119           (294)            41               102
                                                          --------------------------------------------------------------------------
Net change in cash and cash equivalents                     (10,264)         (9,947)         3,711            298           (16,202)
Beginning balance                                            16,298           8,233            925             --            25,456
                                                          --------------------------------------------------------------------------
Ending balance                                               $6,034         $(1,714)        $4,636           $298            $9,254
                                                          ==========================================================================

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended July 31, 2000
                                                          --------------------------------------------------------------------------
                                                                           Guarantor     Non-Guarantor     Other and    Consolidated
                                                            Parent       Subsidiaries    Subsidiaries     Eliminations     Total
------------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities                        $106,168         $(7,338)       $(5,696)       $(3,548)          $89,586
Cash flow from investing activities                         (20,113)          8,659         (2,594)        15,910             1,862
Cash flow from financing activities                         (85,650)          6,817          9,089        (14,539)          (84,283)
Effect of exchange rate changes on cash                        (867)             --            125             --              (742)
                                                          --------------------------------------------------------------------------
Net change in cash and cash equivalents                        (462)          8,138            924         (2,177)            6,423
Beginning balance                                            16,760              95              1          2,177            19,033
                                                          --------------------------------------------------------------------------
Ending balance                                              $16,298          $8,233           $925            $--           $25,456
                                                          ==========================================================================

UNAUDITED QUARTERLY FINANCIAL INFORMATION

Our unaudited financial information was as follows for the fiscal quarters within the years ended July 31:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                   Net           Earnings Per      Earnings Per
                                                                                 Income          Common Share     Common Share -
                                                                                 Before             Before           Assuming
                                                                               Cumulative         Cumulative     Dilution Before
                                                                                Effect of          Effect of    Cumulative Effect
                                                                                Change in          Change in       of Change in
                                                                               Accounting         Accounting        Accounting
                                         Net Revenues      Gross Profit         Principle          Principle        Principle
--------------------------------------------------------------------------------------------------------------------------------
2002
October 31                                 $156,162            $30,060            $2,366               $.06               $.06
January 31                                  156,352             24,530             1,334                .03                .03
April 30                                    208,732             34,267               836                .02                .02
July 31                                     248,824             43,230             8,342                .20                .19
                                          ------------------------------------------------------------------------------------
                                           $770,070           $132,087           $12,878               $.31               $.30
                                          ====================================================================================

2001
October 31                                 $232,710            $52,490           $13,008               $.30               $.30
January 31                                  230,093             41,475             4,897                .12                .12
April 30                                    219,473             47,178            10,661                .26                .25
July 31                                     281,596             47,651             5,640                .13                .13
                                          ------------------------------------------------------------------------------------
                                           $963,872           $188,794           $34,206               $.81               $.80
                                          ====================================================================================

Results for the third quarter of 2002 included a restructuring charge of $6.1 million ($4.1 million net of tax). Results for the fourth quarter of 2001 included a restructuring charge of $4.4 million ($2.8 million net of tax).

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


/s/ William M. Lasky                             /s/ James H. Woodward, Jr.
--------------------                             --------------------------
William M. Lasky                                 James H. Woodward, Jr.
Chairman of the Board, President and             Executive Vice President
Chief Executive Officer                          and Chief Financial Officer

September 30, 2002

REPORT OF AUDITORS

To The Board of Directors and Shareholders
JLG Industries, Inc.
McConnellsburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of JLG Industries, Inc. as of July 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JLG Industries, Inc. at July 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP

Baltimore, Maryland
September 16, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 relating to identification of directors is set forth under the caption "Election of Directors" in our Proxy Statement and is incorporated herein by reference. Identification of officers is presented in Item 1 of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 relating to executive compensation is set forth under the captions "Board of Directors" and "Executive Compensation" in our Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 relating to security ownership of certain beneficial owners and management is set forth in Item 5 of this report and under the caption "Voting Securities and Principal Holders" in our Proxy Statement and is incorporated herein by reference.

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

3.2 By-laws of JLG Industries, Inc., which appears as Exhibit 3.1 to the Company's Form 10-Q (File No. 0-8454 -- filed December 14, 1999), is hereby incorporated by reference.

4.1 Rights Agreement, dated as of May 24, 2000, between JLG Industries, Inc. and American Stock Transfer and Trust Company, which appears as Exhibit 1 to the Company's Form 8-A12B (File No. 0-8454 -- filed May 21, 2001), is hereby incorporated by reference.

4.2 Purchase Agreement, dated June 12, 2002, among JLG Industries, Inc., the Note Guarantors, Wachovia Securities, Inc. Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc., Banc One Capital Markets, Inc., BMO Nesbitt Burns Corp., BNY Capital Markets, Inc., and Credit Lyonnais Securities (USA) Inc., which appears as Exhibit 1.1 to the Company's Form S-4 (File No. 0-8454 -- filed September 6, 2002), is hereby incorporated by reference.

4.3 Indenture dated June 17, 2002, by and among JLG Industries, Inc., the Note Guarantors, and the Bank of New York, as Trustee, which appears as Exhibit
      4.1 to the Company's Form S-4 (File No. 0-8454 -- filed September 6,
      2002), is hereby incorporated by reference.

4.4 Registration Rights Agreement, dated June 17, 2002, by and among JLG Industries, Inc., the Note Guarantors, and Wachovia Securities, Inc., Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Banc One Capital Markets, Inc., BMO Nesbitt Burns Corp., BNY Capital Markets, Inc., and Credit Lyonnais Securities (USA) Inc., which appears as Exhibit
      4.2 to the Company's Form S-4 (File No. 0-8454 -- filed September 6,
      2002), is hereby incorporated by reference.

10.1 Amended and Restated Credit Agreement, dated June 17, 2002, by and among, JLG Industries, Inc., Fulton International, Inc., JLG Equipment Services, Inc., JLG Manufacturing, LLC, Gradall Industries, Inc., The Gradall Company, The Gradall Orrville Company, Access Financial Solutions, Inc. as Borrowers, the Lenders (as defined herein), Wachovia Bank, National Association, as Administrative Agent and Documentation Agent, and Bank One, Michigan, as Syndication Agent, which appears as Exhibit 10.1 to the Company's Form S-4 (File No. 0-8454 -- filed September 6, 2002), is hereby incorporated by reference.

10.2 Amendment number one to the Amended and Restated Credit Agreement, dated August 30, 2002, by and among, JLG Industries, Inc., JLG Equipment Services, Inc., JLG Manufacturing, LLC, Fulton International, Inc., Gradall Industries, Inc., The Gradall Company, Access Financial Solutions, Inc. as Borrowers, the Lenders (as defined herein), Wachovia Bank, National Association, as Administrative Agent and Documentation Agent, and Bank One, Michigan, as Syndication Agent, which appears as Exhibit 10.2 to the Company's Form S-4 (File No. 0-8454 -- filed September 6, 2002), is hereby incorporated by reference.

10.3 JLG Industries, Inc. Directors' Deferred Compensation Plan amended and restated as of August 1, 1998 which appears as Exhibit 10.2 to the Company's Form 10-K (File No. 0-8454 -- filed October 13, 1998, is hereby incorporated by reference.

10.4 JLG Industries, Inc. Stock Incentive Plan amended and restated as of September 12, 2001, which appears as Exhibit 10.2 to the Company's Form 10-K (File No. 0-8454 -- filed October 9, 2001), is hereby incorporated by reference.

10.5 JLG Industries, Inc. Directors Stock Option Plan amended and restated as of August 1, 1998, which appears as Exhibit 10.6 to the Company's Form 10-K (File No. 0-8454 -- filed October 13, 1998), is hereby incorporated by reference.

10.6 JLG Industries, Inc. Supplemental Executive Retirement Plan effective September 6, 2001, which appears as Exhibit 10.1 to the Company's Form 10-Q (File No. 0-8454 -- filed June 14, 2001), is hereby incorporated by reference.

10.7 JLG Industries, Inc. Executive Retiree Medical Benefits Plan effective June 1, 1995, which appears as Exhibit 10.9 to the Company's Form 10-K (File No. 0-8454 -- filed October 6, 1997), is hereby incorporated by reference.

10.8 JLG Industries, Inc. Executive Severance Plan effective February 16, 2000, which appears as Exhibit 10.10 to the Company's Form 10-Q (File No. 0-8454 -- filed June 5, 2000), is hereby incorporated by reference.

10.9 Amended and Restated Employment Agreement dated May 10, 1999 between Gradall Industries, Inc. and Barry L. Phillips which appears as Exhibit
      10.9 to the Company's Form 10-K (File No. 0-8454 -- filed October 12,
      1999), is hereby incorporated by reference.

10.10 Deferred Compensation Agreement between The Gradall Company and Barry L. Phillips which appears as Exhibit 10.10 to the Company's Form 10-K (File No. 0-8454 -- filed October 12, 1999), is hereby incorporated by reference.

10.11 The Gradall Company Amended and Restated Supplemental Executive Retirement Plan effective March 1, 1988 which appears as Exhibit 10.11 to the Company's Form 10-K (File No. 0-8454 -- filed October 12, 1999), is hereby incorporated by reference.

10.12 The Gradall Company Benefit Restoration Plan which appears as Exhibit
      10.12 to the Company's Form 10-K (File No. 0-8454 -- filed October 12,
      1999), is hereby incorporated by reference.

10.13 Split-Dollar Life Insurance Agreement dated as of August 30, 1995 between The Gradall Company and Barry L. Phillips which appears as Exhibit 10.13 to the Company's Form 10-K (File No. 0-8454 -- filed October 12, 1999), is hereby incorporated by reference.

10.14 Employment Agreement dated November 1, 1999 between JLG Industries, Inc. and William M. Lasky, which appears as Exhibit 10.2 to the Company's Form 10-Q (File No. 0-8454 -- filed December 14, 1999), is hereby incorporated by reference.

10.15 Employment Agreement dated July 18, 2000 between JLG Industries, Inc. and James H. Woodward, Jr. which appears as Exhibit 10.14 to the Company's Form 10-K (File No. 0-8454 -- filed October 6, 2000), is hereby incorporated by reference.

10.16 JLG Industries, Inc. Executive Deferred Compensation Plan amended and restated as of January 1, 2002, which appears as Exhibit 10.1 to the Company's Form 10-Q (File No. 0-8454 -- filed March 15, 2002), is hereby incorporated by reference.

12    Statement Regarding Computation of Ratios

21 Subsidiaries of the Registrant, which appears as Exhibit 21 to the Company's From S-4 (File No. 0-8454 -- filed September 6, 2002), is hereby incorporated by reference.

23    Consent of Independent Auditors

99.1 Cautionary Statements Pursuant to the Securities Litigation Reform Act of 1995

99.2  Certification of Chief Executive Officer.

99.3  Certification of Chief Financial Officer.

(b)   Reports on Form 8-K

We filed a Current Report on Form 8-K on May 29, 2002, which included our Press Release dated May 28, 2002. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits). We filed a Current Report on Form 8-K on May 30, 2002, which included our Press Release dated May 30, 2002. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits). We filed a Current Report on Form 8-K on June 17, 2002, which included our Press Release dated June 17, 2002. The items reported on such Form 8-K were Item 5. (Other Events) and
Item 7. (Financial Statements and Exhibits). We filed a Current Report on Form 8-K on July 17, 2002, which included our Press Release dated July 16, 2002. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 30, 2002.

                                    JLG INDUSTRIES, INC.
                                    (Registrant)


                                    /s/ William M. Lasky
                                    --------------------------------------------
                                    William M. Lasky, Chairman of the
                                    Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 30, 2002.


/s/ James H. Woodward, Jr.
------------------------------------------------------
James H. Woodward, Jr., Executive Vice President and
Chief Financial Officer


/s/ Roy V. Armes
------------------------------------------------------
Roy V. Armes, Director


/s/ George R. Kempton
------------------------------------------------------
George R. Kempton, Director


/s/ James A. Mezera
------------------------------------------------------
James A. Mezera, Director


/s/ Stephen Rabinowitz
------------------------------------------------------
Stephen Rabinowitz, Director


/s/ Raymond C. Stark
------------------------------------------------------
Raymond C. Stark, Director


/s/ Charles O. Wood, III
------------------------------------------------------
Charles O. Wood, III, Director

                    Sarbanes-Oxley Section 302 Certification

      I, William M. Lasky, certify that:

      1. I have reviewed this annual report on Form 10-K of JLG Industries, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                        Date: September 30, 2002


                                        /s/ William M. Lasky
                                        ----------------------------------------
                                        William M. Lasky
                                        Chairman, President and Chief Executive
                                        Officer

--------------------------------------------------------------------------------
      I, James H. Woodward, Jr., certify that:

      1. I have reviewed this annual report on Form 10-K of JLG Industries, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                        Date: September 30, 2002

                                        /s/ James H. Woodward, Jr.
                                        ----------------------------------------
                                        James H. Woodward, Jr.
                                        Executive Vice President and Chief
                                        Financial Officer