Form 10-Q
period 2002-10-31
JLG INDUSTRIES INC
filed 2002-11-26
CIK 216275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2002

                                       or

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
Yes     X       No
    ----------     ----------


The number of shares of capital stock outstanding as of November 22, 2002 was 42,970,960.


                                TABLE OF CONTENTS


                                     PART 1

Item 1.    Financial Information....................................................           1

           Condensed Consolidated Balance Sheets....................................           1

           Condensed Consolidated Statements of Income..............................           2

           Condensed Consolidated Statements of Cash
           Flows....................................................................           3

           Notes to Condensed Consolidated Financial
           Statements...............................................................           4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................          17

Item 3.    Quantitative and Qualitative Disclosures about
              Market Risk...........................................................          24

Item 4.    Controls and Procedures..................................................          25

Independent Accountants' Review Report..............................................          26

                                                 PART II

Item 4.    Submission of Matters to a Vote of Security Holders......................          27

Item 6.    Exhibits and Reports on Form 8-K.........................................          27

Signatures .........................................................................          28


PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)                              October 31,      July 31,
                                                                      2002            2002
                                                                   -----------     ---------
                                                                           (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                         $  10,181      $   6,205
  Accounts receivable - net                                           200,329        227,809
  Finance receivables - net                                            18,276         27,529
  Pledged finance receivables                                          35,391         34,985
  Inventories                                                         178,016        165,536
  Other current assets                                                 31,675         31,042
                                                                    ---------      ---------
    Total current assets                                              473,868        493,106
Property, plant and equipment - net                                    82,057         84,370
Equipment held for rental - net                                        21,552         20,979
Finance receivables, less current portion                              81,490         45,412
Pledged finance receivables, less current portion                      51,309         53,703
Goodwill - net                                                         28,791         28,791
Other assets                                                           55,870         51,880
                                                                    ---------      ---------
                                                                    $ 794,937      $ 778,241
                                                                    =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                                   $  25,375      $  14,427
  Current portion of limited recourse debt                             33,862         34,850
  Accounts payable                                                     96,283        129,317
  Accrued expenses                                                     74,755         83,309
                                                                    ---------      ---------
    Total current liabilities                                         230,275        261,903
Long-term debt, less current portion                                  228,563        177,331
Limited recourse debt, less current portion                            49,326         52,721
Accrued post-retirement benefits                                       25,411         24,989
Other long-term liabilities                                            11,150         10,807
Provisions for contingencies                                           14,315         14,448
Shareholders' equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Issued and outstanding shares: 42,971; fiscal 2002 - 42,728         8,594          8,546
  Additional paid-in capital                                           20,594         18,846
  Retained earnings                                                   217,072        216,957
  Unearned compensation                                                (3,157)        (1,649)
  Accumulated other comprehensive income                               (7,206)        (6,658)
                                                                    ---------      ---------
    Total shareholders' equity                                        235,897        236,042
                                                                    ---------      ---------
                                                                    $ 794,937      $ 778,241
                                                                    =========      =========



The accompanying notes are an integral part of these financial statements.


JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)
                                                               Three Months Ended
                                                                   October 31,
                                                              2002            2001
                                                            ---------      ---------
Revenues
  Net sales                                                 $ 154,388      $ 150,206
  Financial products                                            4,390          3,149
  Rentals                                                       1,709          2,807
                                                            ---------      ---------
                                                              160,487        156,162

Cost of sales                                                 131,371        126,102
                                                            ---------      ---------

Gross profit                                                   29,116         30,060

Selling and administrative expenses                            17,485         19,105
Product development expenses                                    3,901          4,003
                                                            ---------      ---------

Income from operations                                          7,730          6,952

Interest expense                                               (5,504)        (4,338)
Miscellaneous, net                                             (1,742)           917
                                                            ---------      ---------

Income before taxes and cumulative effect of change in
  accounting principle                                            484          3,531

Income tax provision                                              155          1,165
                                                            ---------      ---------

Income before cumulative effect of change in
  accounting principle                                            329          2,366

Cumulative effect of change in accounting principle              --         (114,470)
                                                            ---------      ---------

Net income (loss)                                           $     329      $(112,104)
                                                            =========      =========

Earnings (loss) per common share:
  Earnings per common share before cumulative effect
   of change in accounting principle                        $     .01      $     .06
  Cumulative effect of change in accounting principle            --            (2.74)
                                                            ---------      ---------
  Earnings (loss) per common share                          $     .01      $   (2.68)
                                                            =========      =========

Earnings (loss) per common share - assuming dilution:
  Earnings per common share - assuming dilution before
   cumulative effect of change in accounting principle
                                                            $     .01      $     .06
  Cumulative effect of change in accounting principle            --            (2.70)
                                                            ---------      ---------
  Earnings (loss) per common share - assuming dilution
                                                            $     .01      $   (2.64)
                                                            =========      =========

Cash dividends per share                                    $    .005      $     .01
                                                            =========      =========

Weighted average shares outstanding                            42,541         41,814
                                                            =========      =========

Weighted average shares outstanding - assuming dilution
                                                               42,853         42,413
                                                            =========      =========



The accompanying notes are an integral part of these financial statements.


JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
                                                                    Three Months Ended
                                                                        October 31,
                                                                    2002           2001
                                                                  ---------      ---------
OPERATIONS
  Net income (loss)                                               $     329      $(112,104)
  Adjustments to reconcile net income to cash flow from
    operating activities:
    Loss (gain) on sale of property, plant and equipment                  3            (18)
    Gain on sale of equipment held for rental                          (697)        (1,409)
    Non-cash charges and credits:
      Cumulative effect of change in accounting principle              --          114,470
      Depreciation and amortization                                   5,268          5,096
      Other                                                           2,599          1,871
    Changes in selected working capital items:
      Accounts receivable                                            27,274         38,634
      Inventories                                                   (12,266)         6,612
      Accounts payable                                              (33,010)         6,832
      Other operating assets and liabilities                         (9,692)        (7,583)
    Changes in finance receivables                                  (27,352)         3,468
    Changes in pledged finance receivables                           (2,395)          --
    Changes in other assets and liabilities                          (3,592)        (1,110)
                                                                  ---------      ---------
    Cash flow from operating activities                             (53,531)        54,759

INVESTMENTS
  Purchases of property, plant and equipment                         (1,650)        (3,293)
  Proceeds from the sale of property, plant and equipment                 3            111
  Purchases of equipment held for rental                             (3,624)       (10,402)
  Proceeds from the sale of equipment held for rental                 2,505          2,513
  Other                                                                 (57)          --
                                                                  ---------      ---------
    Cash flow from investing activities                              (2,823)       (11,071)

FINANCING
  Net increase (decrease) in short-term debt                         11,024        (20,374)
  Issuance of long-term debt                                         93,000        110,000
  Repayment of long-term debt                                       (43,202)      (133,578)
  Payment of dividends                                                 (214)          (421)
  Exercise of stock options and issuance of restricted awards           275            249
                                                                  ---------      ---------
    Cash flow from financing activities                              60,883        (44,124)

CURRENCY ADJUSTMENTS
  Effect of exchange rate changes on cash                              (553)           391
                                                                  ---------      ---------

CASH
  Net change in cash and cash equivalents                             3,976            (45)
  Beginning balance                                                   6,205          9,254
                                                                  ---------      ---------
  Ending balance                                                  $  10,181      $   9,209
                                                                  =========      =========



The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2002 (in thousands, except per share data)
(Unaudited)

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

Interim results for the three-month period ended October 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended July 31, 2002.

RECLASSIFICATIONS
Where appropriate, we have reclassified certain amounts in fiscal 2002 to conform to the fiscal 2003 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
Effective August 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations," which establishes the accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have an impact on our consolidated financial position or results of operations.

Effective August 1, 2002, we adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 144 did not have an impact on our consolidated financial position or results of operations.

Effective June 1, 2002, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and is effective for exit or disposal activities initiated after December 31, 2002. We do not expect adoption of this standard to have a significant impact on our results of operations or financial position.

INVENTORIES AND COST OF SALES
A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at October 31, 2002, must necessarily be based on our estimate of expected fiscal year-end inventory levels and costs.

Inventories consist of the following:

                                                          October 31,   July 31,
                                                             2002         2002
                                                           --------     --------
Finished goods                                             $116,137     $104,680
Raw materials and work in process                            66,989       65,579
                                                           --------     --------
                                                            183,126      170,259
Less LIFO provision                                           5,110        4,723
                                                           --------     --------
                                                           $178,016     $165,536
                                                           ========     ========

FINANCE RECEIVABLES
Finance receivables represent sales-type leases resulting from the sale of our products. Our net investment in finance receivables was as follows at:

                                                      October 31,      July 31,
                                                         2002           2002
                                                       ---------      ---------
Gross finance receivables                              $ 180,498      $ 155,786
Estimated residual value                                  48,869         44,608
                                                       ---------      ---------
                                                         229,367        200,394
Unearned income                                          (39,994)       (36,384)
                                                       ---------      ---------
Net finance receivables                                  189,373        164,010
Provision for losses                                      (2,907)        (2,381)
                                                       ---------      ---------
                                                       $ 186,466      $ 161,629
                                                       =========      =========

Of the finance receivables balance at October 31, 2002, $86.7 million are pledged receivables resulting from the sale of finance receivables through limited recourse and non-recourse monetization transactions during fiscal 2002. In compliance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," these transactions are accounted for as debt on our Consolidated Balance Sheets. Under terms of the limited recourse agreements, the purchaser may seek recourse from us if a finance receivable contract remains unpaid for 60 days or more. We are obligated to either make payments in the customer's place, substitute for the contract, or buy back the contract. However, the underlying collateral mitigates a significant portion of the risk associated with these transactions. The maximum loss exposure associated with these limited recourse agreements is $6.0 million as of October 31, 2002. Based on our estimates, we believe that no losses are probable and have not recorded any reserves.

The following table displays the contractual maturity of our finance receivables. It does not necessarily reflect future cash collections because of various factors including the possible refinancing or sale of finance receivables and repayments prior to maturity.

For the twelve-month periods ended October 31:

2003                                         $  39,927
2004                                            38,336
2005                                            37,270
2006                                            34,838
2007                                            22,510
Thereafter                                       7,617
Residual value in equipment at lease end        48,869
Less: unearned finance income                  (39,994)
                                             ---------
Net investment in leases                     $ 189,373
                                             =========

Provisions for losses on finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio.

GOODWILL
In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," establishing new financial reporting standards for acquired goodwill and other intangible assets. On August 1, 2001, we elected early adoption of SFAS No. 142. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Accordingly, we ceased amortization of all goodwill.

During the second quarter of fiscal 2002, we concluded that goodwill was impaired and during the fourth quarter of fiscal 2002 recorded an impairment charge of $114.5 million, or $2.65 per diluted share, as a cumulative effect of change in accounting principle. As required, we have restated the fiscal 2002 interim statements to reflect the transitional impairment loss as if the accounting change had occurred during the first quarter of fiscal 2002. There was no income tax effect on this change in accounting principle. The circumstances leading to the impairment of goodwill primarily resulted from changing business conditions including consolidation of the telehandler market, unplanned excess manufacturing capacity costs and eroded margins due to competitive pricing pressures. We calculated the fair value of our Gradall and foreign reporting units, which are part of our Machinery segment, using third party appraisals and expected future discounted cash flows.

There was no change in the carrying amount of goodwill during the three months ended October 31, 2002.

BASIC AND DILUTED EARNINGS PER SHARE
This table presents our computation of basic and diluted earnings per share for the three months ended October 31:


                                                                            2002           2001
                                                                           -------     -----------
Income before cumulative effect of change in accounting principle          $   329     $     2,366
Cumulative effect of change in accounting principle                           --          (114,470)
                                                                           -------     -----------
Net income (loss)                                                          $   329     $  (112,104)
                                                                           =======     ===========

Denominator for basic earnings per share --
   weighted average shares                                                  42,541          41,814
Effect of dilutive securities - employee stock options and
   unvested restricted shares                                                  312             599
                                                                           -------     -----------
Denominator for diluted earnings per share --
   weighted average shares adjusted for
   dilutive securities                                                      42,853          42,413
                                                                           =======     ===========

Earnings per common share before cumulative effect of change in
  accounting principle                                                     $   .01     $       .06
Cumulative effect of change in accounting principle                           --             (2.74)
                                                                           -------     -----------
Earnings (loss) per common share                                           $   .01     $     (2.68)
                                                                           =======     ===========

Earnings per common share - assuming dilution before cumulative effect
  of change in accounting principle                                        $   .01     $       .06
Cumulative effect of change in accounting principle                           --             (2.70)
                                                                           -------     -----------
Earnings (loss) per common share - assuming dilution                       $   .01     $     (2.64)
                                                                           =======     ===========


During the quarter ended October 31, 2002, options to purchase 4.0 million shares of capital stock at a range of $8.93 to $21.94 per share were not included in the computation of diluted earnings per share because exercise prices for the options were more than the average market price of the capital stock.

SEGMENT INFORMATION
We have organized our business into three segments - Machinery, Equipment Services and Access Financial Solutions. The Machinery segment contains the design, manufacture and sale of new equipment. The Equipment Services segment contains after-sales service and support, including parts sales, equipment rentals, and used and reconditioned equipment sales. The Access Financial Solutions segment contains financing and leasing activities, including the operations of our wholly owned subsidiary, Access Financial Solutions, Inc. We evaluate performance of the Machinery and Equipment Services segments and allocate resources based on operating profit before interest, miscellaneous income/expense and income taxes. We evaluate performance of the Access Financial Solutions segment and allocate resources based on its operating profit less interest expense. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Our business segment information consisted of the following for the three months ended October 31:

                                    2002           2001
                                 ---------      ---------
Revenues:
  Machinery                      $ 124,546      $ 129,038
  Equipment Services                31,371         23,467
  Access Financial Solutions         4,570          3,657
                                 ---------      ---------
                                 $ 160,487      $ 156,162
                                 =========      =========
Segment profit (loss):
  Machinery                      $   4,979      $   3,021
  Equipment Services                 5,254          7,710
  Access Financial Solutions         1,098          1,420
  General corporate                 (5,736)        (6,300)
                                 ---------      ---------
                                 $   5,595      $   5,851
                                 =========      =========


We manufacture our products in the United States and Belgium and sell these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations. Our revenues by geographic area consisted of the following for the three months ended October 31:

                    2002         2001
                  --------     --------
United States     $117,350     $107,422
Europe              31,248       39,086
Other               11,889        9,654
                  --------     --------
                  $160,487     $156,162
                  ========     ========

SUPPLEMENTAL INFORMATION
The following supplemental consolidated data submitted with the condensed consolidated financial statements is presented for the sole purpose of facilitating the analysis of the results of our Equipment Operations and Financial Services businesses as included in the condensed consolidated financial statements. These two operations are engaged in fundamentally different businesses and cannot be easily analyzed on a consolidated basis. Equipment Operations includes the operations of our Machinery and Equipment Services segments with Financial Services reflected on the equity basis. Access Financial Solutions consists of our financial services business. In addition to the monthly amortization of monetization transactions, Access Financial Solutions recognizes an allocation of interest expense. The amount of interest expense that is transferred from Equipment Operations is based upon the monthly weighted cost of debt multiplied by Access Financial Solutions' portfolio balance less the initial investment in Access Financial Solutions of $30.0 million.

CONDENSED STATEMENTS OF INCOME
Equipment Operations with Access Financial Solutions on the Equity Basis For the Three Months Ended October 31:


                                                                         2002           2001
                                                                      ---------      ---------
Revenues:
  Net sales                                                           $ 154,388      $ 150,206
  Rentals                                                                 1,529          2,299
                                                                      ---------      ---------
                                                                        155,917        152,505
Costs of sales                                                          131,194        125,839
                                                                      ---------      ---------
Gross profit                                                             24,723         26,666
Selling, administrative and product development expenses                 20,225         22,235
                                                                      ---------      ---------
Income from operations                                                    4,498          4,431
Interest expense                                                         (3,370)        (3,237)
Miscellaneous, net                                                       (1,742)           917
                                                                      ---------      ---------
(Loss) income before taxes and cumulative effect of change in
  accounting principle                                                     (614)         2,111
Income tax provision                                                        196           (696)
Equity in income of Access Financial Solutions                              747            951
                                                                      ---------      ---------
Income before cumulative effect of change in accounting principle           329          2,366
Cumulative effect of change in accounting principle                        --         (114,470)
                                                                      ---------      ---------
Net income (loss)                                                     $     329      $(112,104)
                                                                      =========      =========


CONDENSED STATEMENTS OF INCOME
Financial Services
Access Financial Solutions
For the Three Months Ended October 31:

                                         2002       2001
                                        ------     ------
Revenues:
  Financial products                    $4,390     $3,149
  Rentals                                  180        508
                                        ------     ------
                                         4,570      3,657
Operating expenses:
  Administrative and other expenses      1,338      1,136
  Interest expense                       2,134      1,101
                                        ------     ------
Total operating expenses                 3,472      2,237
                                        ------     ------
Income from operations                   1,098      1,420
Income tax provision                       351        469
                                        ------     ------
Net income                              $  747     $  951
                                        ======     ======

CONDENSED BALANCE SHEETS
Equipment Operations with Access Financial Solutions on the Equity Basis

                                                October 31,   July 31,
                                                   2002         2002
                                                 --------     --------
ASSETS
  Current Assets
    Cash and cash equivalents                    $ 10,181     $  6,205
    Accounts receivable, net                      173,166      204,779
    Inventories                                   178,016      165,536
    Other current assets                           31,675       31,042
                                                 --------     --------
      Total current assets                        393,038      407,562
  Property, plant and equipment, net               82,052       84,354
  Equipment held for rental, net                   18,362       17,576
  Goodwill, net                                    28,791       28,791
  Investment in Access Financial Solutions         34,150       33,403
  Receivable from Access Financial Solutions       97,698       64,106
  Other assets                                     55,870       52,805
                                                 --------     --------
                                                 $709,961     $688,597
                                                 ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                $ 25,375     $ 14,427
  Accounts payable                                 96,283      129,317
  Accrued expenses                                 72,967       81,236
                                                 --------     --------
    Total current liabilities                     194,625      224,980
Long-term debt                                    228,563      177,331
Accrued post-retirement benefit                    25,411       24,989
Other long-term liabilities                        11,150       10,807
Provisions for contingencies                       14,315       14,448
Shareholders' equity                              235,897      236,042
                                                 --------     --------
                                                 $709,961     $688,597
                                                 ========     ========

CONDENSED BALANCE SHEETS
Financial Services
Access Financial Solutions

                                                       October 31,   July 31,
                                                          2002         2002
                                                        --------     --------
ASSETS
  Current Assets
   Accounts receivable, net                             $ 27,163     $ 23,030
   Finance receivables, net                               18,276       27,529
   Pledged finance receivables                            35,391       34,985
                                                        --------     --------
    Total current assets                                  80,830       85,544
  Property, plant and equipment, net                           5           16
  Finance receivables, less current portion               81,490       45,412
  Pledged finance receivables, less current portion       51,309       53,703
  Other assets                                             3,190        2,478
                                                        --------     --------
                                                        $216,824     $187,153
                                                        ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
   Current portion of limited recourse debt             $ 33,862     $ 34,850
   Accrued expenses                                        1,788        2,073
                                                        --------     --------
    Total current liabilities                             35,650       36,923
  Limited recourse debt, less current portion             49,326       52,721
  Payable to JLG Industries, Inc.                         97,698       64,106
  Shareholders' equity                                    34,150       33,403
                                                        --------     --------
                                                        $216,824     $187,153
                                                        ========     ========

CONDENSED STATEMENTS OF CASH FLOWS
Equipment Operations with Access Financial Solutions on the Equity Basis For the Three Months Ended October 31:

                                              2002          2001
                                            --------      --------
Cash flow from operating activities         $(19,201)     $ 57,291
Cash flow from investing activities           (3,561)      (10,779)
Cash flow from financing activities           27,291       (46,948)
Effect of exchange rate changes on cash         (553)          391
                                            --------      --------
Net change in cash and cash equivalents        3,976           (45)
Beginning balance                              6,205         9,254
                                            --------      --------
Ending balance                              $ 10,181      $  9,209
                                            ========      ========

CONDENSED STATEMENTS OF CASH FLOWS
Financial Services
Access Financial Solutions
For the Three Months Ended October 31:

                                              2002          2001
                                            --------      --------
Cash flow from operating activities         $(33,583)     $ (1,581)
Cash flow from investing activities               (9)       (1,243)
Cash flow from financing activities           33,592         2,824
                                            --------      --------
Net change in cash and cash equivalents         --            --
Beginning balance                               --            --
                                            --------      --------
Ending balance                              $   --        $   --
                                            ========      ========

COMPREHENSIVE INCOME
On an annual basis, comprehensive income is disclosed in the Statement of Shareholders' Equity. This statement is not presented on a quarterly basis. The following table presents the components of comprehensive income for the three months ended October 31:

                                       2002           2001
                                     ---------      ---------
Net income (loss)                    $     329      $(112,104)
Aggregate translation adjustment          (548)            96
                                     ---------      ---------
                                     $    (219)     $(112,008)
                                     =========      =========

RESTRUCTURING COSTS
During the third quarter of fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at this facility have been integrated into our McConnellsburg, Pennsylvania facility and the closure will result in a reduction of approximately 170 people. As a result, we anticipated incurring a pre-tax charge of $7.7 million, consisting of $6.1 million in restructuring costs associated with personnel reductions and the write-down of idle facilities and $1.6 million in charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to McConnellsburg.

The following table presents a rollforward of our activity in the restructuring accrual and our charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to McConnellsburg:


                                                                            Other                 Restructuring
                                     Employee  Termination   Impairment Restructuring                Related
                                    Reductions   Benefits    of Assets      Costs        Total       Charges
                                    ---------- -----------   ---------- -------------   -------   -------------
Total restructuring charge               170     $ 1,120      $ 4,613      $   358      $ 6,091      $ 1,658
Fiscal 2002 utilization of
   reserves - cash                      --          (135)        --            (86)        (221)        (399)
Fiscal 2002 utilization of
   reserves - non-cash                  --          --         (4,613)        --         (4,613)        (225)
Fiscal 2002 employees terminated
                                         132        --           --           --           --           --
                                     -------     -------      -------      -------      -------      -------
Balance at July 31, 2002                  38         985         --            272        1,257        1,034
Fiscal 2003 utilization of
   reserves - cash                      --          (668)        --             40         (628)        (163)
Fiscal 2003 employees terminated
                                          21        --           --           --           --           --
                                     -------     -------      -------      -------      -------      -------
Balance at October 31, 2002               17     $   317      $  --        $   312      $   629      $   871
                                     =======     =======      =======      =======      =======      =======


At October 31, 2002, we included $5.3 million of assets held for sale on the Condensed Consolidated Balance Sheets in other current assets and ceased depreciating these assets during the third quarter of fiscal 2002.

COMMITMENTS AND CONTINGENCIES
We are a party to personal injury and property damage litigation arising out of incidents involving the use of our products. Our insurance program for fiscal year 2003 is comprised of a self-insured retention of $7 million for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $100 million in excess of the retention and international primary coverage. We contract with an independent firm to provide claims handling and adjustment services. Our estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. We frequently review the methods of making such estimates and establishing the resulting accrued liability, and any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which we are aware, we established accrued liabilities of $18.1 million and $18.8 million at October 31, 2002 and July 31, 2002, respectively. These amounts are included in other current liabilities and provisions for contingencies on our Condensed Consolidated Balance Sheets. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely that we would experience losses that are materially in excess of such reserve amounts. The provisions for self-insured losses are included within cost of sales in our Condensed Consolidated Statements of Income. As of October 31, 2002 and July 31, 2002, there were $0 and $0.1 million of insurance recoverables or offset implications, respectively, and there were no claims by us being contested by insurers.

At October 31, 2002, we are a party to multiple agreements whereby we guarantee $100.2 million in indebtedness of others. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying assets and/or make demand for reimbursement from other parties for any payments made by us under these agreements. At October 31, 2002, we had a $2.8 million reserve related to these agreements. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. While we believe it is unlikely that we would experience losses under these agreements that are materially in excess of the amounts reserved, we can provide no assurance that the financial condition of the third parties will not deteriorate resulting in the customers inability to meet its obligation and in the event that occurs, we can not guarantee that the collateral underlying the agreement will not result in losses materially in excess of those reserved.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES
Certain of our indebtedness is guaranteed by our significant subsidiaries (the "guarantor subsidiaries") but is not guaranteed by our other subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly owned, and the guarantees are made on a joint and several basis and are full and unconditional subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount guaranteed without making the guarantee void under fraudulent conveyance laws. Separate financial statements of the guarantor subsidiaries have not been presented because management believes it would not be material to investors. The principal elimination entries eliminate investment in subsidiaries, intercompany balances and transactions and certain other eliminations to properly eliminate significant transactions in accordance with our accounting policy for the principles of consolidated and statement presentation. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

CONDENSED CONSOLIDATED BALANCE SHEET
As of October 31, 2002


                                                            Guarantor    Non-Guarantor   Other and     Consolidated
                                              Parent      Subsidiaries   Subsidiaries   Eliminations       Total
                                            ---------     ------------   -------------  ------------   ------------

ASSETS
  Accounts receivable - net                 $ 162,062      $  22,110      $  37,065      $ (20,908)     $ 200,329
  Finance receivables - net                      --           97,153           --            2,613         99,766
  Pledged finance receivables                    --           86,700           --             --           86,700
  Inventories                                 124,095         56,232         50,678        (52,989)       178,016
  Property, plant and equipment - net          27,921         44,876          9,700           (440)        82,057
  Equipment held for rental - net               1,337         16,935          3,280           --           21,552
  Investment in subsidiaries                  248,114           --            2,674       (250,788)          --
  Other assets                                 75,252         36,343         13,809          1,113        126,517
                                            ---------      ---------      ---------      ---------      ---------
                                            $ 638,781      $ 360,349      $ 117,206      $(321,399)     $ 794,937
                                            =========      =========      =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued expenses     $ 117,892      $  24,648      $  33,681      $  (5,183)     $ 171,038
  Long-term debt, less current portion        228,552             11           --             --          228,563
  Limited recourse debt,
    less current portion                         --           49,326           --             --           49,326
  Other liabilities                          (165,464)       291,320         41,774        (57,517)       110,113
                                            ---------      ---------      ---------      ---------      ---------
    Total liabilities                         180,980        365,305         75,455        (62,700)       559,040
                                            ---------      ---------      ---------      ---------      ---------

  Shareholders' equity                        457,801         (4,956)        41,751       (258,699)       235,897
                                            ---------      ---------      ---------      ---------      ---------
                                            $ 638,781      $ 360,349      $ 117,206      $(321,399)     $ 794,937
                                            =========      =========      =========      =========      =========


CONDENSED CONSOLIDATED BALANCE SHEET
As of July 31, 2002


                                                            Guarantor   Non-Guarantor   Other and     Consolidated
                                              Parent      Subsidiaries  Subsidiaries   Eliminations       Total
                                            ---------     ------------  -------------  ------------   ------------

ASSETS
  Accounts receivable - net                 $ 204,161      $  19,215     $  37,857      $ (33,424)     $ 227,809
  Finance receivables - net                      --           73,138          --             (197)        72,941
  Pledged finance receivables                    --           88,688          --             --           88,688
  Inventories                                  91,649         49,107        25,432           (652)       165,536
  Property, plant and equipment - net          31,376         46,874         6,548           (428)        84,370
  Equipment held for rental - net               4,263         16,373           488           (145)        20,979
  Investment in subsidiaries                  248,114           --           2,659       (250,773)          --
  Other assets                                 88,456         15,851        13,809           (198)       117,918
                                            ---------      ---------     ---------      ---------      ---------
                                            $ 668,019      $ 309,246     $  86,793      $(285,817)     $ 778,241
                                            =========      =========     =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued expenses     $ 158,046      $  31,035     $  44,902      $ (21,357)     $ 212,626
  Long-term debt, less current portion        177,309             22          --             --          177,331
  Limited recourse debt,
    less current portion                         --           52,721          --             --           52,721
  Other liabilities                          (108,932)       221,240        (1,492)       (11,295)        99,521
                                            ---------      ---------     ---------      ---------      ---------
    Total liabilities                         226,423        305,018        43,410        (32,652)       542,199
                                            ---------      ---------     ---------      ---------      ---------

  Shareholders' equity                        441,596          4,228        43,383       (253,165)       236,042
                                            ---------      ---------     ---------      ---------      ---------
                                            $ 668,019      $ 309,246     $  86,793      $(285,817)     $ 778,241
                                            =========      =========     =========      =========      =========



CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Three Months Ended October 31, 2002


                                                           Guarantor   Non-Guarantor   Other and     Consolidated
                                              Parent     Subsidiaries  Subsidiaries   Eliminations       Total
                                            ---------    ------------  -------------  ------------   ------------

Revenues                                    $138,255       $ 27,940      $  22,305      $(28,013)      $160,487
Gross profit (loss)                           38,145         (4,167)          (552)       (4,310)        29,116
Other expenses (income)                       21,688          5,020            669         1,410         28,787
Net income (loss)                           $ 16,457       $ (9,187)     $  (1,221)     $ (5,720)      $    329


CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Three Months Ended October 31, 2001


                                            Guarantor   Non-Guarantor   Other and     Consolidated
                              Parent      Subsidiaries  Subsidiaries   Eliminations       Total
                            ---------     ------------  -------------  ------------   ------------

Revenues                    $ 111,974     $  42,051      $  14,878      $ (12,741)     $ 156,162
Gross profit (loss)            29,435          (575)         1,275            (75)        30,060
Other expenses (income)        25,469       114,795          1,779            121        142,164
Net income (loss)           $   3,966     $(115,370)     $    (504)     $    (196)     $(112,104)



CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended October 31, 2002


                                                          Guarantor   Non-Guarantor   Other and    Consolidated
                                              Parent    Subsidiaries  Subsidiaries   Eliminations      Total
                                            ---------   ------------  -------------  ------------  ------------

Cash flow from operating activities         $(75,772)     $ 20,685      $    768      $    788      $(53,531)
Cash flow from investing activities             (986)       (1,052)         (667)         (118)       (2,823)
Cash flow from financing activities           60,936           (53)           15           (15)       60,883
Effect of exchange rate changes on cash         (311)         --            (443)          201          (553)
                                            --------      --------      --------      --------      --------
Net change in cash and cash equivalents      (16,133)       19,580          (327)          856         3,976
Beginning balance                             22,949       (19,545)        3,093          (292)        6,205
                                            --------      --------      --------      --------      --------
Ending balance                              $  6,816      $     35      $  2,766      $    564      $ 10,181
                                            ========      ========      ========      ========      ========



CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended October 31, 2001


                                                          Guarantor   Non-Guarantor   Other and    Consolidated
                                              Parent    Subsidiaries  Subsidiaries   Eliminations      Total
                                            ---------   ------------  -------------  ------------  ------------

Cash flow from operating activities         $ 81,322      $(29,349)     $  3,566      $   (780)     $ 54,759
Cash flow from investing activities          (31,321)       (9,216)         (433)       29,899       (11,071)
Cash flow from financing activities          (42,804)       29,923        (1,243)      (30,000)      (44,124)
Effect of exchange rate changes on cash           26          --             413           (48)          391
                                            --------      --------      --------      --------      --------
Net change in cash and cash equivalents        7,223        (8,642)        2,303          (929)          (45)
Beginning balance                              6,034        (1,714)        4,636           298         9,254
                                            --------      --------      --------      --------      --------
Ending balance                              $ 13,257      $(10,356)     $  6,939      $   (631)     $  9,209
                                            ========      ========      ========      ========      ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
We reported net income of $0.3 million, or $.01 per share on a diluted basis, for the first quarter of fiscal 2003, compared to net income, excluding the cumulative effect of change in accounting principle related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," of $2.4 million, or $.06 per share on a diluted basis, for the first quarter of fiscal 2002.

In the discussion and analysis of financial condition and results of operations that follows, we attempt to list contributing factors in order of significance to the point being addressed.

RESULTS FOR THE FIRST QUARTERS OF FISCAL 2003 AND 2002
Our revenues for the first quarter of fiscal 2003 were $160.5 million, up 3% from the $156.2 million in the comparable year-ago period. The following tables outline our revenues by segment, products and geography (in thousands) for the three months ended:


                                                                                October 31,
                                                                             2002         2001
                                                                           --------     --------
Segment:
  Machinery                                                                $124,546     $129,038
  Equipment Services                                                         31,371       23,467
  Access Financial Solutions (a)                                              4,570        3,657
                                                                           --------     --------
                                                                           $160,487     $156,162
                                                                           ========     ========

Product:
  Aerial work platforms                                                    $ 91,313     $102,367
  Telehandlers                                                               27,602       14,104
  Excavators                                                                  5,631       12,567
  After-sales service and support, including parts sales, and used and
   reconditioned equipment sales                                             29,842       21,168
  Financial products (a)                                                      4,390        3,149
  Rentals                                                                     1,709        2,807
                                                                           --------     --------
                                                                           $160,487     $156,162
                                                                           ========     ========

Geographic:
  United States                                                            $117,350     $107,422
  Europe                                                                     31,248       39,086
  Other                                                                      11,889        9,654
                                                                           --------     --------
                                                                           $160,487     $156,162
                                                                           ========     ========



(a) Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The decrease in Machinery segment revenues from $129.0 million to $124.5 million, or 4%, was principally attributable to reduced sales of aerial work platforms primarily due to the economic pressures in North America and economic pressures and tightened credit conditions in Europe. In addition, sales of our excavator product line declined due to the softness in the United States construction market and reduced state and municipal budgets. The decrease in Machinery segment revenues was partially offset by increased telehandler sales reflecting share gains from new products, particularly the all-wheel steer and European-design product offerings and stronger aerial work platform sales in other international regions. The increase in Equipment Services segment revenues from $23.5 million to $31.4 million, or 34%, was principally attributable to increased sales of used equipment and parts. The increase in Access Financial Solutions segment revenues from $3.7 million to $4.6 million, or 25%, was principally attributable to income received on pledged finance receivables and passed on to syndication partners in the form of interest expense on limited recourse debt.

Our domestic revenues for the first quarter of fiscal 2003 were $117.4 million, up 9% from the comparable year-ago period revenues of $107.4 million. The increase in our domestic revenues is primarily attributable to higher telehandler sales reflecting share gains from new products. Revenues generated from sales outside the United States for the first quarter of fiscal 2003 were $43.1 million, down 11% from the comparable year-ago period revenues of $48.7 million. The decrease in our revenues generated from sales outside the United States is primarily attributable to lower aerial work platform sales in Europe due to economic pressures and customer credit constraints partially offset by increased sales of aerial work platforms in other international regions and increased telehandler sales in Europe.

Our gross profit margin was 18.1% for the first quarter of fiscal 2003 compared to the prior year quarter's 19.2%. The decline was primarily attributable to lower margins in our Equipment Services segment offset in part by higher margins in our Machinery and Access Financial Solutions segments. The gross profit margin of our Machinery segment was 14.9% for the first quarter of fiscal 2003 compared to 13.8% for the first quarter of fiscal 2002. The increase is principally due to a more profitable product mix mainly as a result of new product introductions partially offset by higher product costs as a result of production variances consisting mainly of under-absorbed overhead and higher labor costs associated with the startup of our Maasmechelen plant and the transfer of the telehandler product line to our McConnellsburg facility. These variances were generated during the fourth quarter of fiscal 2002 and are currently flowing through cost of sales as we sell the inventory produced during that quarter. The gross profit margin of our Equipment Services segment was 19.8% for the first quarter of fiscal 2003 compared to 37.8% for the corresponding period in the prior year. The decrease is primarily attributable to higher used equipment sales, primarily trade-ins of older non-JLG brand machines, which have lower margins and the deferred profit recognized during the first quarter of fiscal 2002 from a one-time rental fleet sale-leaseback transaction. The gross profit margin of our Access Financial Solutions segment was 96.1% for the first quarter of fiscal 2003 compared to 92.8% for the corresponding period in the prior year. The increase is primarily because of increased financial product revenues during the first quarter of fiscal 2003 compared to the prior year period. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses as a percent of revenues were 13.3% for the current year first quarter compared to 14.8% for the prior year first quarter. In dollar terms, these expenses were $1.7 million lower in the first quarter of fiscal 2003 than in the first quarter of fiscal 2002. Our Machinery segment's selling, administrative and product development expenses decreased $1.2 million due primarily to our cost reduction initiatives, which was partially offset by increased bad debt provisions for specific reserves related to certain customers. Our Equipment Services segment's selling and administrative expenses decreased $0.2 million due primarily to lower payroll and related costs, which was partially offset by an increase in contract services. Our Access Financial Solutions segment's selling and administrative expenses increased $0.3 million due primarily to an increase in bad debt provisions reflecting higher levels of investment in finance receivables. Our general corporate selling, administrative and product development expenses decreased $0.6 million primarily due to reductions in bad debt provisions, computer hardware and software costs, and depreciation expense, which was partially offset by an increase in rent expense.

During the third quarter of fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at this facility have been integrated into our McConnellsburg, Pennsylvania facility, and the closure will result in a reduction of approximately 170 people. As a result, we anticipated incurring a pre-tax charge of $7.7 million, consisting of $6.1 million in restructuring costs associated with personnel reductions and the write-down of idle facilities and $1.6 million in charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to McConnellsburg.

Through the first quarter of fiscal 2003, we incurred $6.9 million of the pre-tax charge discussed above, consisting of an accrual of $1.2 million for termination benefit costs and a $4.9 million asset write-down and $0.8 million of production relocation costs. We reported $6.1 million in restructuring costs and $0.6 million in cost of sales during the third and fourth quarters of fiscal 2002 and $0.2 million in cost of sales during the first quarter of fiscal 2003. During the first quarter of fiscal 2003, we paid and charged $0.6 million of termination benefits and lease termination costs against the accrued liability.

The increase in interest expense of $1.2 million for the first quarter of fiscal 2003 was primarily due to the interest expense associated with our limited recourse and non-recourse monetizations and increased rates on our senior subordinated debt offset by lower debt levels and short-term rates.

Our miscellaneous income (deductions) category included currency losses of $2.4 million in the first quarter of fiscal 2003 compared to losses of $0.3 million in the corresponding prior year period. The increase in currency losses is primarily attributable to the strengthening of the U.S. dollar against the Euro during the first quarter of fiscal 2003 compared to the weakening of the U.S. dollar against the Euro and Australian dollar during the first quarter of fiscal 2002.

During the fourth quarter of fiscal 2002, we completed our review of our goodwill impairment as required by SFAS No. 142. As a result, we recorded a transitional impairment loss, in accordance with the transition rules of SFAS No. 142, of $114.5 million, primarily associated with our Gradall Industries, Inc. acquisition. Pursuant to the requirements of SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," we have restated the fiscal 2002 interim statements to reflect the transitional impairment loss as if the accounting change had occurred during the first quarter of fiscal 2002.

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

Income Taxes: We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We evaluate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. The carrying value of the net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities, and tax planning strategies in making the assessment. We evaluate the ability to realize the deferred tax assets and assess the need for additional valuation allowances quarterly.

Inventory Valuation: Inventories are valued at the lower of cost or market. Certain items in inventory may be considered impaired, obsolete or excess, and as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on certain estimates, assumptions and judgments made from the information available at that time, we determine the amounts in these inventory allowances. If these estimates and related assumptions or the market change, we may be required to record additional reserves.

Guarantees of the Indebtedness of Others: We enter into agreements with finance companies whereby our equipment is sold to a finance company which, in turn, sells or leases it to a customer. In some instances we retain a liability in the event the customer defaults on the financing. Under certain terms and conditions where we are aware of a customer's inability to meet its financial obligations, we establish a specific reserve against the liability. Additional reserves have been established related to these guarantees based upon the current financial position of these customers and based on estimates and judgments made from information available at that time. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

Product liability: Our business exposes us to possible claims for personal injury or death and property damage resulting from the use of equipment that we rent or sell. We maintain insurance through a combination of self-insurance retentions, primary insurance and excess insurance coverage. We monitor claims and potential claims of which we become aware and establish liability reserves for the self-insurance amounts based on our liability estimates for such claims. Our liability estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and adjustments resulting therefrom are reflected in current earnings. If these estimates and related assumptions change, we may be required to record additional reserves.

Revenue Recognition: Sales of equipment and service parts are generally unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are "free on board" shipping point (FOB shipping point). However, certain sales may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the units and risks of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order. During the first quarter of fiscal 2003, approximately 1% of our European sales were invoiced and the revenue recognized prior to customers taking physical possession.

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

Additional information regarding our critical accounting policies is in the note entitled "Summary of Significant Accounting Policies" to the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended July 31, 2002.

FINANCIAL CONDITION
Cash flow used in operating activities was $53.5 million for the first quarter of fiscal 2003 compared to cash generated of $54.8 million for the first quarter of fiscal 2002. The decrease in cash generated from operations for fiscal 2003 primarily resulted from lower trade account payables as days in accounts payable outstanding decreased to 59 days at October 31, 2002 compared to 67 days at July 31, 2002 and increased inventory because sales for the quarter came in lower than we anticipated. Also contributing to the decrease in cash generated during the first quarter of fiscal 2003, were increased finance receivables. No monetization transactions were completed during the first quarter; however, these activities continue to be on track for completion in subsequent quarters.

Investing activities during the first quarter of fiscal 2003 used $2.8 million of cash compared to $11.1 million used for last year's first quarter. The decrease in cash usage was principally due to higher expenditures for equipment held for rental for the prior year first quarter.

Financing activities provided cash of $60.9 million for the first quarter of fiscal 2003 compared to $44.1 million used for the first quarter of fiscal 2002. The increase in cash provided by financing activities was largely attributable to increased debt used to finance working capital requirements as discussed above.

The following table provides a summary of our contractual obligations (in thousands) at October 31, 2002:


                                                                Payments Due by Period
                                                   ------------------------------------------------
                                                   Less than                               After 5
                                        Total        1 Year     1-3 Years    4-5 Years       Years
                                       --------     --------    ---------    ---------     --------
Short and long-term debt (a)           $253,938     $ 25,375     $ 50,299     $    278     $177,986
Limited recourse debt                    83,188       33,862       29,339       14,635        5,352
Operating leases (b)                     29,959        5,873       10,780       10,609        2,697
                                       --------     --------     --------     --------     --------
     Total contractual obligations     $367,085     $ 65,110     $ 90,418     $ 25,522     $186,035
                                       ========     ========     ========     ========     ========


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

The following table provides a summary of our other commercial commitments (in thousands) at October 31, 2002:


                                                     Amount of Commitment Expiration Per Period
                                                   -----------------------------------------------
                                       Total
                                      Amounts      Less than                               Over 5
                                     Committed      1 Year      1-3 Years    4-5 Years      Years
                                     ---------     ---------    ---------    ---------    --------
Standby letters of credit             $  4,527     $  4,527     $   --       $   --       $   --
Guarantees (a)                         100,168          459       20,053       56,941       22,715
                                      --------     --------     --------     --------     --------
     Total commercial commitments     $104,695     $  4,986     $ 20,053     $ 56,941     $ 22,715
                                      ========     ========     ========     ========     ========


(a) We discuss our guarantee agreements in the note entitled "Commitments and Contingencies" to the Notes to Condensed Consolidated Financial Statements of this report.

We also monitor our net debt, which is a non-GAAP measure. Net debt reflects the sum of total debt, accounts receivables securitizations and other off-balance sheet financing, minus cash and limited and non-recourse debt arising from our monetizations of customer finance receivables. The following presents net debt (in thousands) as of:

                                      October 31,   July 31,
                                         2002         2002
                                       --------     --------
Total debt                             $337,126     $279,329
Accounts receivable securitization         --           --
Rental fleet sale/leaseback               4,506        5,582
Equipment sale/leaseback                  7,364        7,749
                                       --------     --------
Gross debt                              348,996      292,660
Less cash                                10,181        6,205
Less limited and non-recourse debt       83,188       87,571
                                       --------     --------
Net debt                               $255,627     $198,884
                                       ========     ========

As of October 31, 2002, we had unused credit lines totaling $200 million. In order to meet our future cash requirements, we intend to use internally generated funds and to borrow under our credit facilities. Availability of these credit lines depends upon our continued compliance with certain covenants, including certain financial ratios.

We also borrow under our credit lines to fund originations of customer finance receivables in our Access Financial Solutions segment. Our senior lenders have agreed to permit Access Financial Solutions to originate and have outstanding no more than $150 million in finance receivables, other than pledged receivables that secure on-balance sheet, limited recourse and non-recourse monetization transactions. Our business plan anticipates that we will originate substantially more than $150 million in finance receivables. Accordingly, our plan requires that we be able to monetize our finance receivables through various means, including syndications, securitizations or other limited or non-recourse transactions. We do not have in place any guaranteed facility to monetize all of our finance receivables, and there can be no assurance that we will be able to monetize sufficient finance receivables to avoid being constrained by the $150 million limit imposed in our senior credit facilities. However, during fiscal 2002, we monetized $101.9 million in finance receivables through syndications, and we are continuing to examine other alternatives for Access Financial Solutions.

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

During the first three months of fiscal 2003, we had negative free cash flow of $54.4 million compared to free cash flow of $56.6 million for the corresponding period in fiscal 2002. The change in free cash flow was attributable principally to the same factors impacting cash flow described above. The following table provides a reconciliation of our cash flow from operating activities to our free cash flow (in thousands) for the three months ended:


                                                                     October 31,
                                                                 2002          2001
                                                               --------      --------
Cash flow from operating activities                            $(53,531)     $ 54,759
Cash flow from investing activities                              (2,823)      (11,071)
Unrealized currency (gains) losses                                2,509            48
Changes in accounts receivable securitization, pledged
   receivables monetization and off-balance sheet debt (a)         (527)       12,816
                                                               --------      --------
Free cash flow                                                 $(54,372)     $ 56,552
                                                               ========      ========


(a) Pledged receivables monetization reflects the proceeds of our sales, on a non-recourse or limited recourse basis, of finance receivables and related assets to third parties in transactions that are treated as debt for purposes of GAAP but that are excluded from the definition of total debt under our senior credit facilities, except to the extent of any expected recourse liability.

As discussed in the note entitled "Commitments and Contingencies" to the Notes to Condensed Consolidated Financial Statements of this report, we are a party to multiple agreements whereby we guarantee $100.2 million in indebtedness of others. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

OUTLOOK
This Outlook section and other parts of this Management's Discussion and Analysis contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as "may," "believes," "expects," "plans" and similar terminology. These statements are not guarantees of future performance, and involve a number of risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements which include, but are not limited to, the following: (i) general economic and market conditions; (ii) varying and seasonal levels of demand for our products and services; (iii) competition and a consolidating customer base; (iv) risks from our customer activities and limits on our abilities to finance customer purchases; (v) interest and foreign currency exchange rates; (vi) costs of raw materials and energy; and (vii) product liability and other litigation, as well as other risks as described in "Cautionary Statements Pursuant to the Securities Litigation Reform Act" which is an exhibit to this report. Actual future results could differ materially from those projected herein. We undertake no obligation to publicly update or revise any forward-looking statements.

United States economic activity in the manufacturing sector declined in October for the second consecutive month, as the overall economy grew for the 12th consecutive month. Low manufacturing capacity utilizations, weak corporate profits and continued economic uncertainty suggest that a full economic recovery in capital spending will take time to materialize. Terrorism and potential military action continue to add to economic uncertainty. The September data for non-residential construction spending remains negative and declined almost 17% from year-ago levels. Additionally, the United States economic climate continues to impact demand in other geographic regions, primarily in Europe. Several major global economies lack domestic momentum and are themselves waiting on a United States-led recovery to fuel demand. Trade disputes between the United States and the European Union may have adverse implications for our product costs.

With few positive signs of recovery on the horizon, we now expect full year sales to be similar to last year. Overall, we expect weaker aerial work platform sales offset by higher sales of telehandler products, service and support, and used equipment.

End-user demand for access equipment continues to be strong. Rental companies report that their access business remains one of their most profitable segments, with utilization rates trending at seasonally normal levels, however, at low rental rates due to the reduced level of non-residential construction. As we continue to position ourselves for the eventual upturn in the industry, our key strategic initiatives are to improve operations, to capitalize on growth opportunities, and to manage for cash. We are continuing to focus on improving manufacturing margins by aggressive reductions in product costs and additional changes in our manufacturing operations.

As the first quarter results show, with our expanded product lines telehandlers offer a strong growth opportunity, both in North America and in Europe. And, as the average age of aerial equipment in rental fleets rises, so too does the opportunity for fleet refreshment. We will continue to look for opportunistic acquisitions to grow or complement our access products or to divest non-core products.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage exposure to these risks principally through our regular operating and financing activities.

We are exposed to changes in interest rates as a result of our outstanding debt. In June 2002, we entered into an $87.5 million notional fixed-to-variable interest rate swap agreement with a fixed rate receipt of 8 3/8% in order to mitigate our interest rate exposure. The basis of the variable rate paid is the London Interbank Offered Rate (LIBOR) plus 2.76%. Total interest bearing liabilities at October 31, 2002 consisted of $172.3 million in variable-rate borrowing and $164.8 million in fixed-rate borrowing. At the current level of variable rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $0.7 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed-rate debt.

We do not have a material exposure to financial risk from using derivative financial instruments to manage our foreign currency exposures. For additional information, we refer you to Item 7 in our annual report on Form 10-K for the fiscal year ended July 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in the rules of the Securities and Exchange Commission, within 90 days of the filing date of this report and have determined that such controls and procedures were effective in ensuring that material information relating to us and our consolidated subsidiaries was made known to them during the period covered by this report.

INTERNAL CONTROLS
Our Chief Executive Officer and Chief Financial Officer determined that there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were undertaken.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. as of October 31, 2002, and the related condensed consolidated statements of income and cash flows for the three-month periods ended October 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of JLG Industries, Inc. as of July 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated September 16, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                   /s/ Ernst & Young LLP
Baltimore, Maryland
November 13, 2002

PART II  OTHER INFORMATION

ITEMS 1 - 3 AND 5

None/not applicable.

ITEM 4

We held our Annual Meeting of Shareholders on November 21, 2002. We solicited proxies for the election of eight directors and for ratification of the appointment of Ernst & Young LLP as our independent auditors for the 2003 fiscal year. Of the 42,916,960 shares of capital stock outstanding on the record date, 38,396,420, or 89.4%, were voted in person or by proxy at the meeting date.

The tabulated results are set forth below:

Election of directors
                                                  For          Against
                                                  ---          -------
R. V. Armes                                    36,675,019     1,721,401
G. R. Kempton                                  36,703,020     1,693,400
W. M. Lasky                                    37,511,391       885,029
J. A. Mezera                                   36,664,389     1,732,031
S. Rabinowitz                                  36,682,000     1,714,420
R. C. Stark                                    36,675,301     1,721,119
T. C. Wajnert                                  37,750,187       646,233
C. O. Wood, III                                36,634,398     1,762,022

Ratification of the appointment of Ernst & Young LLP as independent auditors for the 2003 fiscal year.

        For                Against            Abstain
        ---                -------            -------
     36,569,339           1,765,983           61,098

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

          12   Statement Regarding Computation of Ratios

          15   Letter re: Unaudited Interim Financial Information

          99.1 Cautionary Statements Pursuant to the Securities Litigation Reform Act

          99.2 Certification of the Chief Executive Officer

          99.3 Certification of the Chief Financial Officer

(b) We filed a Current Report on Form 8-K on September 23, 2002, which included our Press Release dated September 23, 2002. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  JLG INDUSTRIES, INC.
                                  (Registrant)



Date: November 26, 2002           /s/ James H. Woodward, Jr.
                                  --------------------------------------------
                                  James H. Woodward, Jr.
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)


Date: November 26, 2002           /s/ John W. Cook
                                  --------------------------------------------
                                  John W. Cook
                                  Chief Accounting Officer
                                  (Chief Accounting Officer)

                    SARBANES-OXLEY SECTION 302 CERTIFICATION

I, William M. Lasky, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of JLG Industries, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                Date:  November 26, 2002


                                /s/ William M. Lasky
                                --------------------
                                William M. Lasky
                                Chairman, President and Chief Executive Officer

                    SARBANES-OXLEY SECTION 302 CERTIFICATION

I, James H. Woodward, Jr., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of JLG Industries, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            Date: November 26, 2002


                            /s/ James H. Woodward, Jr.
                            --------------------------
                            James H. Woodward, Jr.
                            Executive Vice President and Chief Financial Officer