Form 10-Q
period 2003-01-31
JLG INDUSTRIES INC
filed 2003-03-04
CIK 216275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from          to
                               --------    --------


                         Commission file number: 0-8454


                              JLG INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                     25-1199382
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                    Identification No.)

          1 JLG Drive, McConnellsburg, PA                  17233-9533
          (Address of principal executive                  (Zip Code)
          offices)

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


The number of shares of capital stock outstanding as of February 27, 2003 was 42,992,910.

                                TABLE OF CONTENTS


                                     PART 1

Item 1.  Financial Information....................................      1

           Condensed Consolidated Balance Sheets..................      1

           Condensed Consolidated Statements of Income............      2

           Condensed Consolidated Statements of Cash
             Flows................................................      3

           Notes to Condensed Consolidated Financial
             Statements...........................................      4

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................     19

Item 3.   Quantitative and Qualitative Disclosures about
           Market Risk............................................     30

Item 4.   Controls and Procedures.................................     30

Independent Accountants' Review Report............................     31

                                     PART II

Item 6.   Exhibits and Reports on Form 8-K........................     32

Signatures........................................................     33

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)                            January 31,     July 31,
                                                                    2003           2002
                                                                 ---------      ---------
                                                                (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                      $   9,565      $   6,205
  Accounts receivable - net                                        210,192        227,809
  Finance receivables - net                                         18,031         27,529
  Pledged finance receivables                                       39,685         34,985
  Inventories                                                      168,612        165,536
  Other current assets                                              24,404         31,042
                                                                 ---------      ---------
    Total current assets                                           470,489        493,106
Property, plant and equipment - net                                 81,165         84,370
Equipment held for rental - net                                     20,288         20,979
Finance receivables, less current portion                           61,427         45,412
Pledged finance receivables, less current portion                   73,971         53,703
Goodwill - net                                                      29,509         28,791
Other assets                                                        59,231         51,880
                                                                 ---------      ---------
                                                                 $ 796,080      $ 778,241
                                                                 =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of long-term debt          $  23,436      $  14,427
  Current portion of limited recourse debt                          36,511         34,850
  Accounts payable                                                  70,162        129,317
  Accrued expenses                                                  62,949         83,309
                                                                 ---------      ---------
    Total current liabilities                                      193,058        261,903
Long-term debt, less current portion                               242,207        177,331
Limited recourse debt, less current portion                         70,151         52,721
Accrued post-retirement benefits                                    25,833         24,989
Other long-term liabilities                                         11,317         10,807
Provisions for contingencies                                        11,754         14,448
Shareholders' equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Issued and outstanding shares: 42,969; fiscal 2002 - 42,728      8,594          8,546
  Additional paid-in capital                                        20,508         18,846
  Retained earnings                                                221,083        216,957
  Unearned compensation                                             (2,938)        (1,649)
  Accumulated other comprehensive income (loss)                     (5,487)        (6,658)
                                                                 ---------      ---------
    Total shareholders' equity                                     241,760        236,042
                                                                 ---------      ---------
                                                                 $ 796,080      $ 778,241
                                                                 =========      =========


The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

                                                             Three Months Ended            Six Months Ended
                                                                 January 31,                  January 31,
                                                             2003           2002           2003           2002
                                                          ---------      ---------      ---------      ---------
Revenues
  Net sales                                               $ 143,961      $ 150,617      $ 298,349      $ 300,823
  Financial products                                          4,836          2,958          9,226          6,107
  Rentals                                                     2,516          2,777          4,225          5,584
                                                          ---------      ---------      ---------      ---------
                                                            151,313        156,352        311,800        312,514

Cost of sales                                               125,215        131,822        256,586        257,924
                                                          ---------      ---------      ---------      ---------
Gross profit                                                 26,098         24,530         55,214         54,590

Selling and administrative expenses                          16,377         15,756         33,862         34,861
Product development expenses                                  3,889          3,664          7,790          7,667
Restructuring charges                                         1,183             --          1,183             --
                                                          ---------      ---------      ---------      ---------
Income from operations                                        4,649          5,110         12,379         12,062

Interest expense                                             (6,072)        (4,027)       (11,576)        (8,365)
Miscellaneous, net                                            7,638            909          5,896          1,826
                                                          ---------      ---------      ---------      ---------
Income before taxes and cumulative effect of
 change in accounting principle                               6,215          1,992          6,699          5,523

Income tax provision                                          1,989            658          2,144          1,823
                                                          ---------      ---------      ---------      ---------
Income before cumulative effect of change in
 accounting principle                                         4,226          1,334          4,555          3,700

Cumulative effect of change in accounting
 principle                                                       --             --             --       (114,470)
                                                          ---------      ---------      ---------      ---------
Net income (loss)                                         $   4,226      $   1,334      $   4,555      $(110,770)
                                                          =========      =========      =========      =========

Earnings (loss) per common share:
 Earnings per common share before cumulative
  effect of change in accounting principle                $     .10      $     .03      $     .11      $     .09
 Cumulative effect of change in accounting
  principle                                                      --             --             --          (2.74)
                                                          ---------      ---------      ---------      ---------
 Earnings (loss) per common share                         $     .10      $     .03      $     .11      $   (2.65)
                                                          =========      =========      =========      =========

Earnings (loss) per common share - assuming dilution:
 Earnings per common share - assuming dilution
  before cumulative effect of change in
  accounting principle                                    $     .10      $     .03      $     .11      $     .09
 Cumulative effect of change in accounting
  principle                                                      --             --             --          (2.70)
                                                          ---------      ---------      ---------      ---------
 Earnings (loss) per common share - assuming
  dilution                                                $     .10      $     .03      $     .11      $   (2.61)
                                                          =========      =========      =========      =========
Cash dividends per share                                  $    .005      $    .005      $     .01      $    .015
                                                          =========      =========      =========      =========
Weighted average shares outstanding                          42,570         41,813         42,568         41,816
                                                          =========      =========      =========      =========
Weighted average shares outstanding - assuming
 dilution                                                    42,867         42,399         42,873         42,409
                                                          =========      =========      =========      =========


The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                      Six Months Ended
                                                                        January 31,
                                                                     2003           2002
                                                                  ---------      ---------
OPERATIONS
  Net income (loss)                                               $   4,555      $(110,770)
  Adjustments to reconcile net income to cash flow from
    operating activities:
    Loss (gain) on sale of property, plant and equipment                 92            (63)
    Gain on sale of equipment held for rental                        (3,851)          (102)
    Non-cash charges and credits:
      Cumulative effect of change in accounting principle                --        114,470
      Depreciation and amortization                                  10,415         11,119
      Other                                                           8,282          3,552
    Changes in selected working capital items:
      Accounts receivable                                            15,329         48,230
      Inventories                                                    (3,571)        39,920
      Accounts payable                                              (59,479)       (22,949)
      Other operating assets and liabilities                        (18,088)       (16,862)
    Changes in finance receivables                                   (7,108)        (7,662)
    Changes in pledged finance receivables                          (35,345)            --
    Changes in other assets and liabilities                          (3,873)         1,392
                                                                  ---------      ---------
    Cash flow from operating activities                             (92,642)        60,275

INVESTMENTS
  Purchases of property, plant and equipment                         (4,936)        (6,571)
  Proceeds from the sale of property, plant and equipment               124            137
  Purchases of equipment held for rental                            (11,337)       (15,881)
  Proceeds from the sale of equipment held for rental                12,604          5,840
  Other                                                              (1,193)            --
                                                                  ---------      ---------
    Cash flow from investing activities                              (4,738)       (16,475)

FINANCING
  Net increase in short-term debt                                     9,049            816
  Issuance of long-term debt                                        220,000        221,459
  Repayment of long-term debt                                      (159,261)      (272,157)
  Issuance of limited recourse debt                                  29,468             --
  Payment of dividends                                                 (429)          (631)
  Exercise of stock options and issuance of restricted awards           478            570
                                                                  ---------      ---------
    Cash flow from financing activities                              99,305        (49,943)

CURRENCY ADJUSTMENTS
  Effect of exchange rate changes on cash                             1,435            461
                                                                  ---------      ---------

CASH
  Net change in cash and cash equivalents                             3,360         (5,682)
  Beginning balance                                                   6,205          9,254
                                                                  ---------      ---------
  Ending balance                                                  $   9,565      $   3,572
                                                                  =========      =========


The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2003
(in thousands, except per share data)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In our opinion, we have included all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods.

Interim results for the six-month period ended January 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended July 31, 2002.

Where appropriate, we have reclassified certain amounts in fiscal 2002 to conform to the fiscal 2003 presentation.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Effective August 1, 2002, we adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 144 did not have a significant impact on our consolidated financial position or results of operations.

Effective June 1, 2002, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 145 did not have a significant impact on our consolidated financial position or results of operations.

Effective January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and is effective for exit or disposal activities initiated after December 31, 2002. As more fully described in Note 11 of the Notes to Condensed Consolidated Financial Statements, the adoption of SFAS No. 146 required that since some employees terminated under our second quarter 2003 restructuring plan are required to render service until they are terminated in order to receive the termination benefit, we will recognize this liability ratably over the future periods of service. Under previous accounting treatment, we would have immediately recognized the entire obligation for this severance at the time of approval of the restructuring plan.

Effective January 1, 2003 we adopted the provisions of FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The implementation of this interpretation requires certain disclosures regarding guarantees of the indebtedness of others as provided in Note 12 of the Notes to Condensed Consolidated Financial Statements. In addition, FIN 45 requires that we recognize at inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The requirements of FIN 45 did not have a significant impact on our results of operations or financial position at January 31, 2003.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board ("APB") No. 28, "Interim Financial Reporting." The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 will not have an impact on us as we have elected to continue to follow APB No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. In addition, pro forma disclosure of stock based compensation, as measured under the fair value requirements of SFAS No. 123, "Accounting for Stock Based Compensation," will be provided quarterly and annually commencing with the effective dates of SFAS No. 148 for our third quarter ended April 30, 2003.

NOTE 3 - INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at January 31, 2003, must necessarily be based on our estimate of expected fiscal year-end inventory levels and costs.

Inventories consist of the following:

                                     January 31,   July 31,
                                        2003         2002
                                      --------     --------
Finished goods                        $110,117     $104,680
Raw materials and work in process       63,717       65,579
                                      --------     --------
                                       173,834      170,259
Less LIFO provision                      5,222        4,723
                                      --------     --------
                                      $168,612     $165,536
                                      ========     ========

NOTE 4 - FINANCE RECEIVABLES

Finance receivables represent sales-type leases resulting from the sale of our products. Our net investment in finance receivables was as follows at:

                             January 31,      July 31,
                                2003           2002
                              ---------      ---------
Gross finance receivables     $ 184,921      $ 155,786
Estimated residual value         50,259         44,608
                              ---------      ---------
                                235,180        200,394
Unearned income                 (39,076)       (36,384)
                              ---------      ---------
Net finance receivables         196,104        164,010
Provision for losses             (2,990)        (2,381)
                              ---------      ---------
                              $ 193,114      $ 161,629
                              =========      =========

Of the finance receivables balances at January 31, 2003 and July 31, 2002, $113.7 million and $88.7 million, respectively, are pledged finance receivables resulting from the sale of finance receivables through limited recourse and non-recourse monetization transactions during fiscal 2002 and the first six months of fiscal 2003. In compliance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," these transactions are accounted for as debt on our Condensed Consolidated Balance Sheets. The maximum loss exposure associated with these limited recourse agreements is $8.5 million as of January 31, 2003. Based on our estimates, we believe that no losses are probable and have not recorded any reserves.

The following table displays the contractual maturity of our finance receivables. It does not necessarily reflect future cash collections because of various factors including the possible refinancing or sale of finance receivables and repayments prior to maturity.

For the twelve-month periods ended January 31:

2003                                                                     $ 41,705
2004                                                                       41,076
2005                                                                       39,410
2006                                                                       35,486
2007                                                                       19,409
Thereafter                                                                  7,835
Residual value in equipment at lease end                                   50,259
Less: unearned finance income                                            (39,076)
                                                                         --------
Net investment in leases                                                 $196,104
                                                                         ========

Provisions for losses on finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover potential losses in the existing receivable portfolio.

NOTE 5 - GOODWILL

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

This table presents our reconciliation of the recorded goodwill during the period from July 31, 2002 to January 31, 2003:

Balance as of August 1, 2002                                             $28,791
Additions                                                                    718
Impairment charge recorded                                                    --
                                                                         -------
Balance as of January 31, 2003                                           $29,509
                                                                         =======

During the second quarter of fiscal 2003, we purchased the assets of a trailer manufacturer, which caused the increase in the recorded goodwill. These trailers feature a unique hydraulic system that allows the operator to lower the trailer deck to ground level. This product series is complementary to our aerial work platform product lines and is offered in 20 models with three styles: flat bed, utility or enclosed.

NOTE 6 - CHANGES IN ACCOUNTING ESTIMATES

During the second quarter of fiscal 2003, we determined that we would not make a discretionary profit sharing contribution for calendar year 2002. This change resulted in an increase in net income of $1.8 million, or $.04 per diluted share, for the second quarter of fiscal 2003 and $1.3 million, or $.03 per diluted share, for the first six months of fiscal 2003.

During the second quarter of fiscal 2002, we determined that certain volume-related customer incentives would not be achieved and that we would not make a discretionary profit sharing contribution for calendar year 2001. The reversal of the accrual related to volume-related customer incentives resulted in an increase in net income of $2.6 million, or $.06 per diluted share, for the second quarter of fiscal 2002 and $2.3 million, or $.06 per diluted share, for the first six months of fiscal 2002. The reversal of the accrual related to the discretionary profit sharing contribution for calendar year 2001 resulted in an increase in net income of $2.2 million, or $.05 per diluted share, for the second quarter of fiscal 2002 and $1.8 million, or $.04 per diluted share, for the first six months of fiscal 2002.

NOTE 7 - BASIC AND DILUTED EARNINGS PER SHARE

This table presents our computation of basic and diluted earnings per share for each of the periods ended January 31:

                                                            Three Months Ended       Six Months Ended
                                                                January 31,            January 31,
                                                             2003        2002       2003          2002
                                                           -------     -------     -------     ---------
Income before cumulative effect of change in
   accounting principle                                    $ 4,226     $ 1,334     $ 4,555     $   3,700
Cumulative effect of change in accounting principle             --          --          --      (114,470)
                                                           -------     -------     -------     ---------
Net income (loss)                                          $ 4,226     $ 1,334     $ 4,555     $(110,770)
                                                           =======     =======     =======     =========

Denominator for basic earnings per share --
   weighted average shares                                  42,570      41,813      42,568        41,816
Effect of dilutive securities - employee stock options
   and unvested restricted shares                              297         586         305           593
                                                           -------     -------     -------     ---------
Denominator for diluted earnings per share --
   weighted average shares adjusted for
   dilutive securities                                      42,867      42,399      42,873        42,409
                                                           =======     =======     =======     =========

Earnings per common share before cumulative effect of
  change in accounting principle                           $   .10     $   .03     $   .11     $     .09
Cumulative effect of change in accounting principle             --          --          --         (2.74)
                                                           -------     -------     -------     ---------
Earnings (loss) per common share                           $   .10     $   .03     $   .11     $   (2.65)
                                                           =======     =======     =======     =========

Earnings per common share - assuming dilution before
  cumulative effect of change in accounting principle      $   .10     $   .03     $   .11     $     .09
Cumulative effect of change in accounting principle             --          --          --         (2.70)
                                                           -------     -------     -------     ---------
Earnings (loss) per common share - assuming dilution       $   .10     $   .03     $   .11     $   (2.61)
                                                           =======     =======     =======     =========

During the quarter ended January 31, 2003, options to purchase 4.1 million shares of capital stock at a range of $8.10 to $21.94 per share were not included in the computation of diluted earnings per share because exercise prices for the options were more than the average market price of the capital stock.

NOTE 8 - SEGMENT INFORMATION

We have organized our business into three segments - Machinery, Equipment Services and Access Financial Solutions. The Machinery segment contains the design, manufacture and sale of new equipment. The Equipment Services segment contains after-sales service and support, including parts sales, equipment rentals, and used and reconditioned equipment sales. The Access Financial Solutions segment contains financing and leasing activities. We evaluate performance of the Machinery and Equipment Services segments and allocate resources based on operating profit. We evaluate performance of the Access Financial Solutions segment and allocate resources based on its operating profit less interest expense. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Our business segment information consisted of the following for each of the periods ended January 31:

                                                           Three Months Ended             Six Months Ended
                                                               January 31,                   January 31,
                                                           2003           2002           2003           2002
                                                        ---------      ---------      ---------      ---------
Revenues:
  Machinery                                             $ 109,550      $ 122,925      $ 234,096      $ 251,963
  Equipment Services                                       36,676         29,963         68,047         53,430
  Access Financial Solutions                                5,087          3,464          9,657          7,121
                                                        ---------      ---------      ---------      ---------
                                                        $ 151,313      $ 156,352      $ 311,800      $ 312,514
                                                        =========      =========      =========      =========
Segment profit (loss):
  Machinery                                             $     168      $     465      $   5,147      $   3,486
  Equipment Services                                        6,632          8,352         11,886         16,062
  Access Financial Solutions                                1,881          1,175          2,979          2,595
  General corporate                                        (6,475)        (5,889)       (12,211)       (12,189)
                                                        ---------      ---------      ---------      ---------
Segment profit                                              2,206          4,103          7,801          9,954
  Add Access Financial Solutions' interest expense          2,443          1,007          4,578          2,108
                                                        ---------      ---------      ---------      ---------
Operating income                                        $   4,649      $   5,110      $  12,379      $  12,062
                                                        =========      =========      =========      =========

We manufacture our products in the United States and Belgium and sell these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations. Our revenues by geographic area consisted of the following for each of the periods ended January 31:

                                                           Three Months Ended             Six Months Ended
                                                               January 31,                   January 31,
                                                           2003           2002           2003           2002
                                                         --------       --------       --------       --------
United States                                            $107,920       $112,643       $225,270       $220,065
Europe                                                     32,816         33,923         64,064         73,009
Other                                                      10,577          9,786         22,466         19,440
                                                        ---------      ---------      ---------      ---------
                                                        $ 151,313      $ 156,352      $ 311,800      $ 312,514
                                                        =========      =========      =========      =========


NOTE 9 - SUPPLEMENTAL INFORMATION

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

Condensed Statements of Income
Equipment Operations with Access Financial Solutions on the Equity Basis

                                                           Three Months Ended             Six Months Ended
                                                              January 31,                    January 31,
                                                          2003           2002           2003           2002
                                                        ---------      ---------      ---------      ---------
Revenues:
  Net sales                                             $ 143,961      $ 150,617      $ 298,349      $ 300,823
  Rentals                                                   2,265          2,271          3,794          4,570
                                                        ---------      ---------      ---------      ---------
                                                          146,226        152,888        302,143        305,393
Costs of sales                                            125,060        131,526        256,254        257,365
                                                        ---------      ---------      ---------      ---------
Gross profit                                               21,166         21,362         45,889         48,028
Selling, administrative and product development
  expenses                                                 19,659         18,434         39,884         40,669
Restructuring charges                                       1,183             --          1,183             --
                                                        ---------      ---------      ---------      ---------
Income from operations                                        324          2,928          4,822          7,359
Interest expense                                           (3,628)        (3,020)        (6,998)        (6,257)
Miscellaneous, net                                          7,625            909          5,883          1,826
                                                        ---------      ---------      ---------      ---------
Income before taxes and cumulative effect of
  change in accounting principle                            4,321            817          3,707          2,928
Income tax provision                                       (1,383)          (270)        (1,187)          (966)
Equity in income of Access Financial Solutions              1,288            787          2,035          1,738
                                                        ---------      ---------      ---------      ---------
Income before cumulative effect of change in
  accounting principle                                      4,226          1,334          4,555          3,700
Cumulative effect of change in accounting principle            --             --             --       (114,470)
                                                        ---------      ---------      ---------      ---------
Net income (loss)                                       $   4,226      $   1,334      $   4,555      $(110,770)
                                                        =========      =========      =========      =========

Condensed Statements of Income
Financial Services
Access Financial Solutions

                                      Three Months Ended     Six Months Ended
                                          January 31,           January 31,
                                        2003       2002       2003       2002
                                       ------     ------     ------     ------
Revenues:
  Financial products                   $4,836     $2,958     $9,226     $6,107
  Rentals                                 251        506        431      1,014
                                       ------     ------     ------     ------
                                        5,087      3,464      9,657      7,121
Operating expenses:
  Administrative and other expense        762      1,282      2,100      2,418
  Interest expense                      2,444      1,007      4,578      2,108
                                       ------     ------     ------     ------
Total operating expenses                3,206      2,289      6,678      4,526
                                       ------     ------     ------     ------
Income from operations                  1,881      1,175      2,979      2,595
Miscellaneous, net                         13         --         13         --
                                       ------     ------     ------     ------
Income before taxes                     1,894      1,175      2,992      2,595
Income tax provision                      606        388        957        857
                                       ------     ------     ------     ------
Net income                             $1,288     $  787     $2,035     $1,738
                                       ======     ======     ======     ======

Condensed Balance Sheets
Equipment Operations with Access Financial Solutions on the Equity Basis

                                                           January 31,   July 31,
                                                              2003         2002
                                                            --------     --------
ASSETS
  Current Assets
    Cash and cash equivalents                               $  9,565     $  6,205
    Accounts receivable, net                                 182,280      204,779
    Inventories                                              168,612      165,536
    Other current assets                                      24,404       31,042
                                                            --------     --------
      Total current assets                                   384,861      407,562
  Property, plant and equipment, net                          81,165       84,354
  Equipment held for rental, net                              17,777       17,576
  Goodwill, net                                               29,509       28,791
  Investment in Access Financial Solutions                    35,438       33,403
  Receivable from Access Financial Solutions                  78,715       64,106
  Other assets                                                58,973       52,805
                                                            --------     --------
                                                            $686,438     $688,597
                                                            ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt and current portion of long-term debt     $ 23,436     $ 14,427
  Accounts payable                                            70,162      129,317
  Accrued expenses                                            59,969       81,236
                                                            --------     --------
    Total current liabilities                                153,567      224,980
Long-term debt, less current portion                         242,207      177,331
Accrued post-retirement benefits                              25,833       24,989
Other long-term liabilities                                   11,317       10,807
Provisions for contingencies                                  11,754       14,448
Shareholders' equity                                         241,760      236,042
                                                            --------     --------
                                                            $686,438     $688,597
                                                            ========     ========

Condensed Balance Sheets
Financial Services
Access Financial Solutions

                                                       January 31,   July 31,
                                                          2003         2002
                                                        --------     --------
ASSETS
  Current Assets
   Accounts receivable, net                             $ 27,912     $ 23,030
   Finance receivables, net                               18,031       27,529
   Pledged finance receivables                            39,685       34,985
                                                        --------     --------
    Total current assets                                  85,628       85,544
  Property, plant and equipment, net                          --           16
  Finance receivables, less current portion               61,427       45,412
  Pledged finance receivables, less current portion       73,971       53,703
  Other assets                                             2,769        2,478
                                                        --------     --------
                                                        $223,795     $187,153
                                                        ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
   Current portion of limited recourse debt             $ 36,511     $ 34,850
   Accrued expenses                                        2,980        2,073
                                                        --------     --------
    Total current liabilities                             39,491       36,923
  Limited recourse debt, less current portion             70,151       52,721
  Payable to JLG Industries, Inc.                         78,715       64,106
  Shareholders' equity                                    35,438       33,403
                                                        --------     --------
                                                        $223,795     $187,153
                                                        ========     ========

Condensed Statements of Cash Flows
Equipment Operations with Access Financial Solutions on the Equity Basis

                                                           Six Months Ended
                                                              January 31,
                                                          2003          2002
                                                        --------      --------
Cash flow from operating activities                     $(47,026)    $ 69,101
Cash flow from investing activities                       (6,277)     (15,778)
Cash flow from financing activities                       55,228      (59,466)
Effect of exchange rate changes on cash                    1,435          461
                                                        --------     --------
Net change in cash and cash equivalents                    3,360       (5,682)
Beginning balance                                          6,205        9,254
                                                        --------     --------
Ending balance                                          $  9,565     $  3,572
                                                        ========     ========

Condensed Statements of Cash Flows
Financial Services
Access Financial Solutions

                                                Six Months Ended
                                                  January 31,
                                              2003          2002
                                            --------      --------
Cash flow from operating activities         $(43,581)     $ (7,088)
Cash flow from investing activities             (496)       (2,435)
Cash flow from financing activities           44,077         9,523
                                            --------      --------
Net change in cash and cash equivalents           --            --
Beginning balance                                 --            --
                                            --------      --------
Ending balance                              $     --      $     --
                                            ========      ========

NOTE 10 - COMPREHENSIVE INCOME

On an annual basis, comprehensive income is disclosed in the Statement of Shareholders' Equity. This statement is not presented on a quarterly basis. The following table presents the components of comprehensive income for each of the periods ended January 31:

                                        Three Months Ended          Six Months Ended
                                            January 31,                 January 31,
                                        2003          2002          2003           2002
                                     ---------     ---------     ---------      ---------
Net income (loss)                    $   4,226     $   1,334     $   4,555      $(110,770)
Aggregate translation adjustment         1,718            63         1,171            159
                                     ---------     ---------     ---------      ---------
                                     $   5,944     $   1,397     $   5,726      $(110,611)
                                     =========     =========     =========      =========

NOTE 11 - RESTRUCTURING COSTS

During the second quarter of fiscal 2003, we announced further actions related to our ongoing longer-term strategy to streamline operations and reduce fixed and variable costs. As part of our capacity rationalization plan commenced in early 2001, the 130,000-square foot Sunnyside facility in Bedford, Pennsylvania, which currently produces selected scissor lift models, will be temporarily idled and production integrated into our Shippensburg, Pennsylvania facility. Additionally, reductions in selling, administrative and product development costs will result from changes in the global organizational and process consolidations. When these changes are fully implemented, we expect to generate approximately $20 million in annualized savings at a cost of $9.4 million representing a payback of approximately six months.

We will be reducing a total of 189 people globally and transferring 99 production jobs from the Bedford Sunnyside operation to the Shippensburg facility. Production of scissor lifts, which are now assembled at the Sunnyside facility, will be integrated into our newer and more flexible 300,000-square foot facility in Shippensburg by fiscal year end. As a result, we anticipate incurring a pre-tax charge of $5.9 million, consisting of $3.5 million in restructuring costs associated with personnel reductions and relocation and lease and contract terminations and $2.4 million in charges related to relocating certain plant assets and start-up costs associated with the move of the Bedford operations to the Shippensburg facility and costs related to our process consolidations. In addition, we will spend approximately $3.5 million on capital requirements. Almost all of these expenses will be cash charges, which will be recorded over the next three quarters.

As noted above, the continuing streamlining of our operations will result in $3.5 million in personnel reductions and relocation and lease and contract terminations. In accordance with new accounting requirements, during the second quarter of fiscal 2003, we recognized approximately $1.2 million of the pre-tax charge, consisting of an accrual for termination benefit costs, which were reported as restructuring costs. We anticipate recording $1.5 million and $0.8 million of restructuring costs in our third and fourth quarters of fiscal 2003, respectively, with employee termination dates staggered throughout these quarters.

The following table presents a rollforward of our activity in the restructuring accrual and our charges related to relocating certain plant assets and start-up costs associated with the move of the Bedford operations to the Shippensburg facility and costs related to our process consolidations:

                                                  Other                   Restructuring
                                 Termination   Restructuring                 Related
                                  Benefits        Costs         Total        Charges
                                 ------------  -------------   -------    --------------
Restructuring charge recorded     $ 1,183        $    --       $ 1,183      $ 2,402
Fiscal 2003 utilization of
   reserves - cash                   (114)                        (114)         (19)
                                  -------        -------       -------      -------

Balance at January 31, 2003       $ 1,069        $    --       $ 1,069      $ 2,383
                                  =======        =======       =======      =======

During the third quarter of fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at this facility have been integrated into our McConnellsburg, Pennsylvania facility. As a result, we anticipated incurring a pre-tax charge of $7.7 million, consisting of $6.1 million in restructuring costs associated with approximately 170 personnel reductions and the write-down of idle facilities and $1.6 million in charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to the McConnellsburg facility.

The following table presents a rollforward of our activity in the restructuring accrual and our charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to McConnellsburg:

                                                                      Other                     Restructuring
                                     Termination    Impairment     Restructuring                   Related
                                       Benefits      of Assets        Costs          Total         Charges
                                     -----------    ----------     -------------   --------     -------------
Total restructuring charge             $ 1,120        $ 4,613        $   358        $ 6,091        $ 1,658
Fiscal 2002 utilization of
   reserves - cash                        (135)            --            (86)          (221)          (399)
Fiscal 2002 utilization of
   reserves - non-cash                      --         (4,613)            --         (4,613)          (225)
                                       -------        -------        -------        -------        -------

Balance at July 31, 2002                   985             --            272          1,257          1,034
Fiscal 2003 utilization of
   reserves - cash                        (852)            --              5           (847)          (217)
                                       -------        -------        -------        -------        -------
Balance at January 31, 2003            $   133        $    --        $   277        $   410        $   817
                                       =======        =======        =======        =======        =======

At January 31, 2003, we included $5.3 million of assets held for sale on the Condensed Consolidated Balance Sheets in other current assets and ceased depreciating these assets during the third quarter of fiscal 2002.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

With respect to all product liability claims of which we are aware, we established accrued liabilities of $17.7 million and $18.8 million at January 31, 2003 and July 31, 2002, respectively. These amounts are included in other current liabilities and provisions for contingencies on our Condensed Consolidated Balance Sheets. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely that we would experience losses that are materially in excess of such reserve amounts. The provisions for self-insured losses are included within cost of sales in our Condensed Consolidated Statements of Income. As of January 31, 2003 and July 31, 2002, there were $0 and $0.1 million of insurance recoverables or offset implications, respectively, and there were no claims by us being contested by insurers.

At January 31, 2003, we are a party to multiple agreements whereby we guarantee $107.5 million in indebtedness of others. As of January 31, 2003, approximately 50% of the guaranteed indebtedness was owed by three customers. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying collateral and/or make demand for reimbursement from other parties for any payments made by us under these agreements. At January 31, 2003, we had a $2.2 million reserve related to these agreements. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. While we believe it is unlikely that we would experience losses under these agreements that are materially in excess of the amounts reserved, we can provide no assurance that the financial condition of the third parties will not deteriorate resulting in the customers inability to meet its obligation and in the event that occurs, we can not guarantee that the collateral underlying the agreement will not result in losses materially in excess of those reserved.

NOTE 13 - BANK CREDIT LINES AND LONG-TERM DEBT

Our credit facilities contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth. For the quarter ended January 31, 2003, we received waivers from compliance with our Limitations on Investments negative covenant. On February 21, 2003, we entered amendments to the credit agreements, which principally added JLG Europe BV and JLG Manufacturing Europe BVBA as borrowers and modified our Limitations on Investments negative covenant. Based on the amendments to the credit facilities and our forecasted ability to comply with the revised covenant, we continue to classify this debt as long-term.

NOTE 14 - LIMITED RECOURSE DEBT

As a result of the sale of finance receivables through limited recourse and non-recourse monetization transactions, we have $106.7 million of limited recourse debt outstanding as of January 31, 2003. The aggregate amounts of limited recourse debt outstanding at January 31, 2003 which will become due in 2004 through 2008 are: $36.5 million, $20.5 million, $21.6 million, $18.4 million and $6.8 million, respectively.

NOTE 15 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR
SUBSIDIARIES

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

Condensed Consolidated Balance Sheet
As of January 31, 2003

                                                               Guarantor       Non-Guarantor    Other and       Consolidated
                                                Parent        Subsidiaries      Subsidiaries   Eliminations         Total
                                                ------        ------------      ------------   ------------         -----

ASSETS
  Accounts receivable - net                   $ 136,017        $  30,502        $  40,357        $   3,316        $ 210,192
  Finance receivables - net                          --           76,087               --            3,371           79,458
  Pledged finance receivables                        --          113,656               --               --          113,656
  Inventories                                    64,716          104,235            4,790           (5,129)         168,612
  Property, plant and equipment - net            25,216           53,939            2,494             (484)          81,165
  Equipment held for rental - net                 1,110           16,340            2,838               --           20,288
  Investment in subsidiaries                    244,238               28            2,650         (246,916)              --
  Other assets                                   71,477           44,515            6,708                9          122,709
                                              ---------        ---------        ---------        ---------        ---------
                                              $ 542,774        $ 439,302        $  59,837        $(245,833)       $ 796,080
                                              =========        =========        =========        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued expenses       $  74,391        $  38,493        $  24,876        $  (4,649)       $ 133,111
  Long-term debt, less current portion          242,207               --               --               --          242,207
  Limited recourse debt,
    less current portion                             --           70,151               --               --           70,151
  Other liabilities                            (257,004)         341,394           12,436           12,025          108,851
                                              ---------        ---------        ---------        ---------        ---------
    Total liabilities                            59,594          450,038           37,312            7,376          554,320
                                              ---------        ---------        ---------        ---------        ---------

  Shareholders' equity                          483,180          (10,736)          22,525         (253,209)         241,760
                                              ---------        ---------        ---------        ---------        ---------
                                              $ 542,774        $ 439,302        $  59,837        $(245,833)       $ 796,080
                                              =========        =========        =========        =========        =========

Condensed Consolidated Balance Sheet
As of July 31, 2002

                                                              Guarantor      Non-Guarantor      Other and      Consolidated
                                                Parent       Subsidiaries     Subsidiaries     Eliminations        Total
                                                ------       ------------     ------------     ------------        -----
ASSETS
  Accounts receivable - net                   $ 204,161        $  19,215       $  37,857        $ (33,424)       $ 227,809
  Finance receivables - net                          --           73,138              --             (197)          72,941
  Pledged finance receivables                        --           88,688              --               --           88,688
  Inventories                                    91,649           49,107          25,432             (652)         165,536
  Property, plant and equipment - net            31,376           46,874           6,548             (428)          84,370
  Equipment held for rental - net                 4,263           16,373             488             (145)          20,979
  Investment in subsidiaries                    248,114               --           2,659         (250,773)              --
  Other assets                                   88,456           15,851          13,809             (198)         117,918
                                              ---------        ---------       ---------        ---------        ---------
                                              $ 668,019        $ 309,246       $  86,793        $(285,817)       $ 778,241
                                              =========        =========       =========        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued expenses       $ 158,046        $  31,035       $  44,902        $ (21,357)       $ 212,626
  Long-term debt, less current portion          177,309               22              --               --          177,331
  Limited recourse debt,
    less current portion                             --           52,721              --               --           52,721
  Other liabilities                            (108,932)         221,240          (1,492)         (11,295)          99,521
                                              ---------        ---------       ---------        ---------        ---------
    Total liabilities                           226,423          305,018          43,410          (32,652)         542,199
                                              ---------        ---------       ---------        ---------        ---------

  Shareholders' equity                          441,596            4,228          43,383         (253,165)         236,042
                                              ---------        ---------       ---------        ---------        ---------
                                              $ 668,019        $ 309,246       $  86,793        $(285,817)       $ 778,241
                                              =========        =========       =========        =========        =========


Condensed Consolidated Statement of Income
For the Six Months Ended January 31, 2003

                                                              Guarantor      Non-Guarantor      Other and      Consolidated
                                                Parent       Subsidiaries     Subsidiaries     Eliminations        Total
                                                ------       ------------     ------------     ------------        -----
Revenues                                      $ 216,394        $  79,683       $  43,408        $ (27,685)       $ 311,800
Gross profit (loss)                              56,587           (1,659)          3,837           (3,551)          55,214
Other expenses (income)                          33,377           12,493           3,378            1,411           50,659
Net income (loss)                             $  23,210        $ (14,152)      $     459        $  (4,962)       $   4,555

Condensed Consolidated Statement of Income
For the Six Months Ended January 31, 2002

                                                               Guarantor        Non-Guarantor        Other and       Consolidated
                                                  Parent     Subsidiaries        Subsidiaries      Eliminations         Total
                                                  ------     ------------        ------------      ------------         -----
Revenues                                         $212,005       $97,170              $30,833        $(27,494)          $312,514
Gross profit (loss)                                52,692          (150)               2,277            (229)            54,590
Other expenses (income)                            42,994       120,759                1,619             (12)           165,360
Net income (loss)                                  $9,698     $(120,909)                $658           $(217)        $(110,770)


Condensed Consolidated Statement of Cash Flows
For the Six Months Ended January 31, 2003

                                                               Guarantor        Non-Guarantor        Other and       Consolidated
                                                  Parent     Subsidiaries        Subsidiaries      Eliminations         Total
                                                  ------     ------------        ------------      ------------         -----
Cash flow from operating activities             $(83,033)      $(11,349)              $2,412           $(672)         $(92,642)
Cash flow from investing activities               (3,295)            57               (1,429)            (71)           (4,738)
Cash flow from financing activities               69,933         29,372                   16             (16)           99,305
Effect of exchange rate changes on cash              422          1,199               (1,244)          1,058             1,435
                                                --------       --------               ------           -----          --------
Net change in cash and cash equivalents          (15,973)        19,279                 (245)            299             3,360
Beginning balance                                 22,949        (19,197)               2,745            (292)            6,205
                                                --------       --------               ------           -----          --------
Ending balance                                    $6,976            $82               $2,500              $7            $9,565
                                                ========       ========               ======           =====          ========


Condensed Consolidated Statements of Cash Flows
For the Six Months Ended January 31, 2002

                                                               Guarantor        Non-Guarantor        Other and       Consolidated
                                                  Parent     Subsidiaries        Subsidiaries      Eliminations         Total
                                                  ------     ------------        ------------      ------------         -----
Cash flow from operating activities              $ 87,841      $(29,393)            $ 2,020        $   (193)        $  60,275
Cash flow from investing activities               (32,037)      (11,856)             (3,372)         30,790           (16,475)
Cash flow from financing activities               (48,255)       29,847                (785)        (30,750)          (49,943)
Effect of exchange rate changes on cash               278            --                 261             (78)              461
                                                 --------      --------             -------        --------         ---------
Net change in cash and cash equivalents             7,827       (11,402)             (1,876)           (231)           (5,682)
Beginning balance                                   6,034        (1,714)              4,636             298             9,254
                                                 --------      --------             -------        --------         ---------
Ending balance                                   $ 13,861      $(13,116)            $ 2,760        $     67          $  3,572
                                                 ========      ========             =======        ========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We reported net income of $4.2 million, or $.10 per share on a diluted basis, for the second quarter of fiscal 2003, compared to net income of $1.3 million, or $.03 per share on a diluted basis, for the second quarter of fiscal 2002. As discussed below and more fully described in Note 11 of the Notes to Condensed Consolidated Financial Statements, earnings for the second quarter of fiscal 2003 included charges of $1.3 million ($0.9 million net of tax) related to repositioning our operations to more appropriately align our costs with our business activity. In addition, earnings for the second quarter of fiscal 2003 included favorable currency adjustments of $7.6 million ($5.2 million net of tax).

We reported net income of $4.6 million, or $.11 per share on a diluted basis, for the first six months of fiscal 2003, compared to net income, before the cumulative effect of change in accounting principle related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," of $3.7 million, or $.09 per share on a diluted basis, for the first six months of fiscal 2002. Earnings for the first six months of fiscal 2003 included restructuring and restructuring-related charges of $1.4 million ($1.0 million net of tax). In addition, earnings for the first six months of fiscal 2003 included favorable currency adjustments of $5.1 million ($3.5 million net of tax).

In the discussion and analysis of financial condition and results of operations that follows, we attempt to list contributing factors in order of significance to the point being addressed.

RESULTS FOR THE SECOND QUARTERS OF FISCAL 2003 AND 2002

Our revenues for the second quarter of fiscal 2003 were $151.3 million, down 3% from the $156.4 million in the comparable year-ago period. The following tables outline our revenues by segment, products and geography (in thousands) for the quarter ended:

                                                                                     January 31,
                                                                              2003                 2002
                                                                              ----                 ----
Segment:
  Machinery                                                                  $109,550             $122,925
  Equipment Services                                                           36,676               29,963
  Access Financial Solutions (a)                                                5,087                3,464
                                                                             --------             --------
                                                                             $151,313             $156,352
                                                                             ========             ========

Product:
  Aerial work platforms                                                       $79,615              $89,693
  Telehandlers                                                                 19,417               18,624
  Excavators                                                                   10,518               14,608
  After-sales service and support, including parts sales, and used and
   reconditioned equipment sales                                               34,411               27,692
  Financial products (a)                                                        4,836                2,958
  Rentals                                                                       2,516                2,777
                                                                             --------             --------
                                                                             $151,313             $156,352
                                                                             ========             ========

Geographic:
  United States                                                              $107,920             $112,643
  Europe                                                                       32,816               33,923
  Other                                                                        10,577                9,786
                                                                             --------             --------
                                                                             $151,313             $156,352
                                                                             ========             ========

      (a) Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The decrease in Machinery segment revenues from $122.9 million to $109.6 million, or 11%, was principally attributable to reduced sales of aerial work platforms primarily due to the continued economic pressures in North America and economic pressures and tightened credit conditions in Europe partially offset by stronger sales in Australia. In addition, sales of our excavator product line declined due to the softness in the United States construction market and reduced state and municipal budgets. The decrease in sales of aerial work platforms and excavators was partially offset by increased telehandler sales reflecting share gains from new products, including the European-design product offerings. The second quarter of fiscal 2002 Machinery segment revenues also included the elimination of previously recorded volume-related customer incentives. The increase in Equipment Services segment revenues from $30 million to $36.7 million, or 22%, was principally attributable to increased sales of used equipment and parts. The increase in Access Financial Solutions segment revenues from $3.5 million to $5.1 million, or 47%, was principally attributable to income received on pledged finance receivables. While we have increased interest income attributable to our pledged finance receivables, a corresponding increase in our limited recourse debt results in this increased revenue being passed on to syndication purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, payments to syndication purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income..

Our domestic revenues for the second quarter of fiscal 2003 were $107.9 million, down 4% from the comparable year-ago period revenues of $112.6 million. The decrease in our domestic revenues is primarily attributable to lower aerial work platform and excavator sales partially offset by higher sales of used equipment and parts, and increased revenues from financial products. Revenues generated from sales outside the United States for the second quarter of fiscal 2003 were $43.4 million, down 1% from the comparable year-ago period revenues of $43.7 million. The slight decrease in our revenues generated from sales outside the United States is primarily attributable to lower aerial work platform sales in Europe due to economic pressures and customer credit constraints partially offset by increased sales of aerial work platforms in Australia and increased telehandler sales in Europe.

Our gross profit margin was 17.2% for the second quarter of fiscal 2003 compared to the prior year quarter's 15.7%. The increase was primarily attributable to higher margins in our Machinery and Access Financial Solutions segments offset in part by lower margins in our Equipment Services segment. The gross profit margin of our Machinery segment was 12.6% for the second quarter of fiscal 2003 compared to 9.8% for the second quarter of fiscal 2002. The increase is principally due to a more profitable product mix mainly as a result of new product introductions and the weakening of the U.S. dollar against the Euro, British pound and Australian dollar. The gross profit margin of our Equipment Services segment was 20.2% for the second quarter of fiscal 2003 compared to 31.1% for the corresponding period in the prior year. The decrease is primarily attributable to deferred profit recognized during the second quarter of fiscal 2002 from a one-time rental fleet sale-leaseback transaction and the write-down during the second quarter of fiscal 2003 of used equipment, primarily trade-ins, to the lower of cost or market. The gross profit margin of our Access Financial Solutions segment was 97% for the second quarter of fiscal 2003 compared to 91.5% for the corresponding period in the prior year. The increase is primarily because of increased financial product revenues during the second quarter of fiscal 2003 compared to the prior year period. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses as a percent of revenues were 13.4% for the current year second quarter compared to 12.4% for the prior year second quarter. In dollar terms, these expenses were $0.8 million higher in the second quarter of fiscal 2003 than in the second quarter of fiscal 2002. Our Machinery segment's selling, administrative and product development expenses increased $0.8 million due primarily to increased bad debt provisions for specific reserves related to certain customers, higher contract services expenses and an increase in outside commissions, which were partially offset by lower payroll and related costs due to our cost reduction initiatives. Our Equipment Services segment's selling and administrative expenses decreased $0.2 million due primarily to lower payroll and related costs. Our Access Financial Solutions segment's selling and administrative expenses decreased $0.4 million due primarily to a decrease in bad debt expense reflecting lower origination activity and the reduced non-monetized portfolio exposure and lower payroll and related costs, which were partially offset by increases in contract services and legal costs. Our general corporate selling, administrative and product development expenses increased $0.6 million primarily due to higher payroll and related costs, which was partially offset by reductions in bad debt provisions and employee benefit costs.

During the second quarter of fiscal 2003, we announced further actions related to our ongoing longer-term strategy to streamline operations and reduce fixed and variable costs. As part of our capacity rationalization plan commenced in early 2001, the 130,000-square foot Sunnyside facility in Bedford, Pennsylvania, which currently produces selected scissor lift models, will be temporarily idled and production integrated into our Shippensburg, Pennsylvania facility. Additionally, reductions in selling, administrative and product development costs will result from changes in the global organizational and process consolidations. When these changes are fully implemented, we expect to generate approximately $20 million in annualized savings at a cost of $9.4 million representing a payback of approximately six months.

We will be reducing a total of 189 people globally and transferring 99 production jobs from the Bedford Sunnyside operation to the Shippensburg facility. Production of scissor lifts, which are now assembled at the Sunnyside facility, will be integrated into our newer and more flexible 300,000-square foot facility in Shippensburg by fiscal year end. As a result, we anticipate incurring a pre-tax charge of $5.9 million, consisting of $3.5 million in restructuring costs associated with personnel reductions and relocation and lease and contract terminations and $2.4 million in charges related to relocating certain plant assets and start-up costs associated with the move of the Bedford operations to the Shippensburg facility and costs related to our process consolidations. In addition, we will spend approximately $3.5 million on capital requirements. Almost all of these expenses will be cash charges, which will be recorded over the next three quarters.

During the second quarter of fiscal 2003, we incurred approximately $1.2 million of the pre-tax charge discussed above, consisting of an accrual for termination benefit costs, which were reported as restructuring costs. During the second quarter of fiscal 2003, we paid and charged $0.1 million of termination benefits against the accrued liability.

During the third quarter of fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at this facility have been integrated into our McConnellsburg, Pennsylvania facility. As a result, we anticipated incurring a pre-tax charge of $7.7 million, consisting of $6.1 million in restructuring costs associated with approximately 170 personnel reductions and the write-down of idle facilities and $1.6 million in charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to the McConnellsburg facility.

During the second quarter of fiscal 2003, we incurred $0.1 million of the pre-tax charge discussed above, consisting of production relocation costs. We reported $0.1 million in cost of sales during the second quarter of fiscal 2003. During the second quarter of fiscal 2003, we paid and charged $0.2 million of termination benefits and lease termination costs against the accrued liability.

The increase in interest expense of $2.0 million for the second quarter of fiscal 2003 was primarily due to the interest expense associated with our limited recourse and non-recourse monetizations and increased rates on our senior subordinated debt partially offset by lower debt levels and short-term rates.

Our miscellaneous income (deductions) category included currency gains of $7.6 million in the second quarter of fiscal 2003 compared to gains of $0.7 million in the corresponding prior year period. The increase in currency gains is primarily attributable to the significant weakening of the U.S. dollar against the Euro, British pound and Australian dollar during the second quarter of fiscal 2003.

RESULTS FOR THE FIRST SIX MONTHS OF FISCAL 2003 AND 2002

Our revenues for the first six months of fiscal 2003 were $311.8 million, down ..2% from the $312.5 million in the comparable year-ago period. The following tables outline our revenues by segment, products and geography (in thousands) for the six months ended:

                                                                                      January 31,
                                                                               2003                 2002
                                                                               ----                 ----
Segment:
  Machinery                                                                  $234,096             $251,963
  Equipment Services                                                           68,047               53,430
  Access Financial Solutions (a)                                                9,657                7,121
                                                                             --------             --------
                                                                             $311,800             $312,514
                                                                             ========             ========

Product:
  Aerial work platforms                                                      $170,928             $192,060
  Telehandlers                                                                 47,019               32,728
  Excavators                                                                   16,149               27,175
  After-sales service and support, including parts sales, and used and
   reconditioned equipment sales                                               64,253               48,860
  Financial products (a)                                                        9,226                6,107
  Rentals                                                                       4,225                5,584
                                                                             --------             --------
                                                                             $311,800             $312,514
                                                                             ========             ========

Geographic:
  United States                                                              $225,270             $220,065
  Europe                                                                       64,064               73,009
  Other                                                                        22,466               19,440
                                                                             --------             --------
                                                                             $311,800             $312,514
                                                                             ========             ========

      (a) Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The decrease in Machinery segment revenues from $252 million to $234.1 million, or 7%, was principally attributable to reduced sales of aerial work platforms primarily due to the economic pressures in North America and economic pressures and tightened credit conditions in Europe partially offset by stronger sales in Australia. In addition, sales of our excavator product line declined due to the softness in the United States construction market and reduced state and municipal budgets. The decrease in sales of aerial work platforms and excavators was partially offset by increased telehandler sales reflecting share gains from new products, including the European-design product offerings. The first six months of fiscal 2002 Machinery segment revenues also included the elimination of previously recorded volume-related customer incentives. The increase in Equipment Services segment revenues from $53.4 million to $68 million, or 27%, was principally attributable to increased sales of used equipment and parts. The increase in Access Financial Solutions segment revenues from $7.1 million to $9.7 million, or 36%, was principally attributable to income received on pledged finance receivables. While we have increased interest income attributable to our pledged finance receivables, a corresponding increase in our limited recourse debt results in this increased revenue being passed on to syndication purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, payments to syndication purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.

Our domestic revenues for the first six months of fiscal 2003 were $225.3 million, up 2% from the comparable year-ago period revenues of $220.1 million. The increase in our domestic revenues is primarily attributable to higher telehandler sales, reflecting share gains from new products, sales of used equipment and parts, and increased revenues from financial products. Revenues generated from sales outside the United States for the first six months of fiscal 2003 were $86.5 million, down 6% from the comparable year-ago period revenues of $92.4 million. The decrease in our revenues generated from sales outside the United States is primarily attributable to lower aerial work platform sales in Europe due to economic pressures and customer credit constraints partially offset by increased sales of aerial work platforms in Australia and increased telehandler sales in Europe.

Our gross profit margin was 17.7% for the first six months of fiscal 2003 compared to the prior year period's 17.5%. The increase was primarily attributable to higher margins in our Machinery and Access Financial Solutions segments offset in part by lower margins in our Equipment Services segment. The gross profit margin of our Machinery segment was 13.8% for the first six months of fiscal 2003 compared to 11.8% for the first six months of fiscal 2002. The increase is principally due to a more profitable product mix mainly as a result of new product introductions and the weakening of the U.S. dollar against the Euro, British pound and Australian dollar, partially offset by higher product costs as a result of production variances consisting mainly of under-absorbed overhead and higher labor costs associated with the startup of our Maasmechelen facility and the transfer of the telehandler product line to our McConnellsburg facility. The gross profit margin of our Equipment Services segment was 20% for the first six months of fiscal 2003 compared to 34.1% for the corresponding period in the prior year. The decrease is primarily attributable to higher used equipment sales in the auction channel, primarily former trade-ins of older non-JLG brand machines, which have lower margins, the deferred profit recognized during the first six months of fiscal 2002 from a one-time rental fleet sale-leaseback transaction and the write-down of used equipment, primarily trade-ins, to the lower of cost or market during the second quarter of fiscal 2003. The gross profit margin of our Access Financial Solutions segment was 96.6% for the first six months of fiscal 2003 compared to 92.1% for the corresponding period in the prior year. The increase is primarily because of increased financial product revenues during the first six months of fiscal 2003 compared to the prior year period. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses as a percent of revenues were 13.4% for the first six months of fiscal 2003 compared to 13.6% for the first six months of fiscal 2002. In dollar terms, these expenses were $0.9 million lower in the first six months of fiscal 2003 than in the corresponding period of the previous year. Our Machinery segment's selling, administrative and product development expenses decreased $0.4 million due primarily to lower payroll and related costs due to our cost reduction initiatives, which was partially offset by increased bad debt provisions for specific reserves related to certain customers, higher contract services expenses and an increase in outside commissions. Our Equipment Services segment's selling and administrative expenses decreased $0.4 million due primarily to lower payroll and related costs. Our Access Financial Solutions segment's selling and administrative expenses decreased $0.1 million due primarily to lower payroll and related costs, and decreases in bad debt provisions reflecting lower origination activity and the reduced non-monetized portfolio exposure and travel expenses, which were partially offset by increases in contract services and legal costs. Our general corporate selling, administrative and product development expenses were flat year over year. Higher payroll and related costs were offset by reductions in bad debt provisions, computer software costs and employee benefit costs.

During the first six months of fiscal 2003, we incurred approximately $1.2 million of the pre-tax charge related to the temporarily idling of our Bedford, Pennsylvania facility, discussed above, consisting of an accrual for termination benefit costs, which was reported as restructuring costs. During the first six months of fiscal 2003, we paid and charged $0.1 million of termination benefits against the accrued liability.

During the first six months of fiscal 2003, we incurred $0.2 of the pre-tax charge related to our closure of the Orrville, Ohio facility, discussed above, consisting of production relocation costs, which were reported in cost of sales. In addition, during the first six months of fiscal 2003, we paid and charged $0.8 million of termination benefits and lease termination costs against the accrued liability. Through the first six months of fiscal 2003, we incurred $6.9 million of the pre-tax charge consisting of an accrual of $1.2 million for termination benefit costs and a $4.9 million asset write-down and $0.8 million of production relocation costs.

The increase in interest expense of $3.2 million for the first six months of fiscal 2003 was primarily due to the interest expense associated with our limited recourse and non-recourse monetizations and increased rates on our senior subordinated debt partially offset by lower debt levels and short-term rates.

Our miscellaneous income (deductions) category included currency gains of $5.1 million in the first six months of fiscal 2003 compared to gains of $0.5 million in the corresponding prior year period. The increase in currency gains is primarily attributable to the significant weakening of the U.S. dollar against the Euro, British pound and Australian dollar during the first six of fiscal 2003.

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

We believe that of our significant accounting policies, the following may involve a higher degree of judgment, estimation, or complexity than other accounting policies.

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

Inventory Valuation: Inventories are valued at the lower of cost or market. Certain items in inventory may be considered impaired, obsolete or excess, and as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on certain estimates, assumptions and judgments made from the information available at that time, we determine the amounts in these inventory allowances. If these estimates and related assumptions or the market change, we may be required to record additional reserves. Goodwill: We perform a goodwill impairment test on at least an annual basis and more frequently in certain circumstances. We cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill that totaled $29.5 million at January 31, 2003 and $28.8 million at July 31, 2002. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in a relationship with a significant customer.

Guarantees of the Indebtedness of Others: We enter into agreements with finance companies whereby our equipment is sold to a finance company which, in turn, sells or leases it to a customer. In some instances we retain a liability in the event the customer defaults on the financing. Under certain terms and conditions where we are aware of a customer's inability to meet its financial obligations, we establish a specific reserve against the liability. Additional reserves have been established related to these guarantees based upon the current financial position of these customers and based on estimates and judgments made from information available at that time. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. Although we are liable for the entire amount under guarantees, our losses would be mitigated by the value of the underlying collateral.

Long-Lived Assets: We evaluate the recoverability of property, plant and equipment and intangible assets other than goodwill whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in our business model, capital strategy, economic conditions or operating performance. Our evaluation is based upon, among other things, assumptions about the estimated future undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, we would recognize an impairment loss. We continually apply our best judgment when performing these valuations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset.

Pension and Postretirement Benefits: Pension and postretirement benefit costs and obligations are dependent on assumptions used in calculation of these amounts. These assumptions, used by actuaries, include discount rates, expected return on plan assets for funded plans, rate of salary increases, health care cost trend rates, mortality rates and other factors. In accordance with accounting principles generally accepted in the United States, actual results that differ from the actuarial assumptions are accumulated and amortized to future periods and therefore generally affect recognized expense and recorded obligations in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially effect our financial position or results of operations.

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

Revenue Recognition: Sales of equipment and service parts are generally unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are "free-on-board" shipping point (FOB shipping point). However, certain sales may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the units and risks of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order. During the first six months of fiscal 2003, approximately 2% of our European sales were invoiced and the revenue recognized prior to customers taking physical possession.

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

FINANCIAL CONDITION

Cash flow used in operating activities was $92.6 million for the first six months of fiscal 2003 compared to cash generated of $60.3 million in the comparable period of fiscal 2002. The decrease in cash generated from operations for fiscal 2003 primarily resulted from lower trade account payables as days in accounts payable outstanding decreased to 36 days at January 31, 2003 compared to 67 days at July 31, 2002 and increased finance receivables resulting from $39.1 million of monetization transactions that were completed during the first six months of fiscal 2003.

Investing activities during the first six months of fiscal 2003 used $4.7 million of cash compared to $16.5 million used for the first six months of fiscal 2002. The decrease in cash usage was principally due to an increase in sales of equipment held for rental during the first six months of fiscal 2003 and lower expenditures for equipment held for rental during the first six months of fiscal 2003 compared to the corresponding prior year period.

Financing activities provided cash of $99.3 million for the first six months of fiscal 2003 compared to $49.9 million used for the first six months of fiscal 2002. The increase in cash provided by financing activities was largely attributable to increased debt used to finance working capital requirements as discussed above.

The following table provides a summary of our contractual obligations (in thousands) at January 31, 2003:

                                                                              Payments Due by Period
                                                            --------------------------------------------------------
                                                            Less than                                        After 5
                                               Total          1 Year        1-3 Years       4-5 Years         Years
                                               -----          ------        ---------       ---------         -----
Short and long-term debt (a)                 $265,643         $23,436        $ 61,274         $   278       $180,655
Limited recourse debt                         106,662          36,511          42,078          25,220          2,853
Operating leases (b)                           28,577           5,803          12,147           8,033          2,594
                                             --------         -------        --------         -------       --------
     Total contractual obligations           $400,882         $65,750        $115,499         $33,531       $186,102
                                             ========         =======        ========         =======       ========


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

The following table provides a summary of our other commercial commitments (in thousands) at January 31, 2003:

                                                                     Amount of Commitment Expiration Per Period
                                                               --------------------------------------------------------
                                                Total
                                               Amounts         Less than                                         Over 5
                                              Committed         1 Year         1-3 Years       4-5 Years          Years
                                              ---------         ------         ---------       ---------          -----
Standby letters of credit                      $  6,054          $6,054         $    --         $    --          $    --
Guarantees (a)                                  107,474              84          35,937          57,095           14,358
                                               --------          ------         -------         -------          -------
     Total commercial commitments              $113,528          $6,138         $35,937         $57,095          $14,358
                                               ========          ======         =======         =======          =======

(a) We discuss our guarantee agreements in Note 12 of Notes to Condensed Consolidated Financial Statements of this report.

We also monitor our net debt, which is a non-GAAP measure. Net debt reflects the sum of total debt and other off-balance sheet financing, minus cash and limited and non-recourse debt arising from our monetizations of customer finance receivables. The following presents net debt (in thousands) as of:

                                                                           January 31,            July 31,
                                                                               2003                 2002
                                                                               ----                 ----
Total debt                                                                   $372,304             $279,329
Rental fleet sale/leaseback                                                     3,858                5,582
Equipment sale/leaseback                                                        6,977                7,749
                                                                             --------             --------
Gross debt                                                                    383,139              292,660
Less cash                                                                       9,565                6,205
Less limited and non-recourse debt                                            106,661               87,571
                                                                             --------             --------
Net debt                                                                     $266,913             $198,884
                                                                             ========             ========

As of January 31, 2003, we had unused credit lines totaling $190.9 million. In order to meet our future cash requirements, we intend to use internally generated funds and to borrow under our credit facilities. Availability of these credit lines depends upon our continued compliance with certain covenants, including certain financial ratios. Although we are currently in compliance with all financial covenants, including negative covenants, in our senior credit facilities, we received waivers to allow us to be in compliance at January 31, 2003 and the senior credit facilities were amended during February 2003 to include JLG Europe BV and JLG Manufacturing Europe BVBA as borrowers and to modify our Limitations on Investments negative covenant.

We also borrow under our credit lines to fund originations of customer finance receivables in our Access Financial Solutions segment. Our senior lenders have agreed to permit Access Financial Solutions to originate and have outstanding no more than $150 million in finance receivables, other than pledged receivables that secure on-balance sheet, limited recourse and non-recourse monetization transactions. As of January 31, 2003, we had outstanding finance receivables of $79.5 million. Our business plan anticipates that we will originate substantially more than $150 million in finance receivables. Accordingly, our plan requires that we be able to monetize our finance receivables through various means, including syndications, securitizations or other limited or non-recourse transactions. We do not have in place any guaranteed facility to monetize all of our finance receivables, and there can be no assurance that we will be able to monetize sufficient finance receivables to avoid being constrained by the $150 million limit imposed in our senior credit facilities. However, during the first six months of fiscal 2003 and during all of fiscal 2002, we monetized $39.1 million and $101.9 million, respectively, in finance receivables through syndications, and we are continuing to examine other alternatives for Access Financial Solutions.

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

During the first six months of fiscal 2003, we had negative free cash flow of $74.4 million compared to free cash flow of $85.9 million for the corresponding period in fiscal 2002. The change in free cash flow was attributable principally to the same factors impacting cash flow described above. The following table provides a reconciliation of our cash flow from operating activities to our free cash flow (in thousands) for the six months ended:

                                                                                     January 31,
                                                                               2003                2002
                                                                               ----                ----
Cash flow from operating activities                                         $(92,642)            $ 60,275
Cash flow from investing activities                                           (4,738)             (16,475)
Unrealized currency (gains) losses                                            (4,440)                (745)
Changes in accounts receivable securitization, pledged
   receivables monetization and off-balance sheet debt (a)                    27,464               42,885
                                                                            --------             --------
Free cash flow                                                              $(74,356)            $ 85,940
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

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements of this report, we are a party to multiple agreements whereby we guarantee $107.5 million in indebtedness of others. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

Our exposure to product liability claims is discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements of this report. Future results of operations, financial condition and liquidity may be affected to the extent that our ultimate exposure with respect to product liability varies from current estimates.

There can be no assurance, that unanticipated events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

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

Although forward visibility is problematic, there continue to be positive signs. According to a recent study by CIT Equipment Rental and Finance, North American contractors surveyed expect construction activity to increase by roughly one-third and bidding activity to increase by more than 40 percent from year-ago levels. In addition, ten percent of the contractors surveyed expect to purchase an aerial work platform in 2003 compared to one percent in the 2002 survey. Yengst & Associates, an industry market research and consulting firm, predicts that North American shipments of aerial work platforms and telehandlers would improve by 15 percent and nine percent, respectively, in calendar 2003. Yengst bases this forecast on the continued `graying' of the fleet and building need for refreshment. Supporting this position, according to industry sources, the projected 2003 capital expenditure plans of the top ten domestic rental companies is increasing 16 percent to $1.4 billion from $1.2 billion with increases offsetting some of the more publicized decreases.

However, challenges remain and we continue to emphasize that fleet refreshment depends on three factors both in North America and Europe; positive indications of stronger non-residential construction, a healthy used equipment market and available customer credit. While the economic recovery remains uncertain, we continue to focus on reducing fixed costs and increasing revenues through our unique growth opportunities, which include increased service parts and used equipment sales, additional market share gains from new telehandler products, and expanding applications for aerial work platforms and accessories. We expect our revenues for the balance of the year to remain comparable with year ago levels, roughly $800 million with earnings per share in the $0.37 to $0.40 range for the full year.

In the short-term, the market is indeed characterized by uncertainty due to the prevailing economic and geopolitical conditions, but we remain optimistic in the longer term. Throughout the recession, we have remained profitable and focused on generating free cash flow and reducing working capital and expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage exposure to these risks principally through our regular operating and financing activities.

We are exposed to changes in interest rates as a result of our outstanding debt. In June 2002, we entered into an $87.5 million notional fixed-to-variable interest rate swap agreement with a fixed rate receipt of 8 3/8% in order to mitigate our interest rate exposure. The basis of the variable rate paid is the London Interbank Offered Rate (LIBOR) plus 2.76%. Total interest bearing liabilities at January 31, 2003 consisted of $176.6 million in variable-rate borrowing and $195.7 million in fixed-rate borrowing. At the current level of variable rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $0.7 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed-rate debt.

We do not have a material exposure to financial risk from using derivative financial instruments to manage our foreign currency exposures. For additional information, we refer you to Item 7 in our annual report on Form 10-K for the fiscal year ended July 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. as of January 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended January 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Baltimore, Maryland
February 21, 2003

PART II OTHER INFORMATION

ITEMS 1 - 5

None/not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are included herein:

             3    By-laws of JLG Industries, Inc.

            10 Amendment number two and waiver under Amended and Restated Credit Agreement, dated February 21, 2003, by and among, JLG Industries, Inc., JLG Equipment Services, Inc., JLG Manufacturing, LLC, Fulton International, Inc., Gradall Industries, Inc., The Gradall Company, Access Financial Solutions, Inc., JLG Europe BV, JLG Manufacturing Europe BVBA as Borrowers, the Lenders (as defined herein), Wachovia Bank, National Association, as Administrative Agent and Documentation Agent, and Bank One, Michigan, as Syndication Agent.

            12    Statement Regarding Computation of Ratios

            15    Letter re: Unaudited Interim Financial Information

            99.1 Cautionary Statements Pursuant to the Securities Litigation Reform Act

            99.2  Certification of the Chief Executive Officer

            99.3  Certification of the Chief Financial Officer

(b) We filed a Current Report on Form 8-K on November 22, 2002, which included our Press Release dated November 21, 2002. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits). We filed a Current Report on Form 8-K on January 7, 2003, which included our Press Release dated January 6, 2003. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             JLG INDUSTRIES, INC.
                                             (Registrant)



Date: March 4, 2003                          /s/ James H. Woodward, Jr.
                                             -----------------------------------
                                             James H. Woodward, Jr.
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


Date: March 4, 2003                          /s/ John W. Cook
                                             -----------------------------------
                                             John W. Cook
                                             Chief Accounting Officer
                                             (Chief Accounting Officer)

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

                                         Date:  March 4, 2003

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

                                              Date: March 4, 2003


                                              /s/ James H. Woodward, Jr.
                                              --------------------------
                                              James H. Woodward, Jr.
                                              Executive Vice President and Chief
                                              Financial Officer