Form 10-Q
period 2003-04-30
JLG INDUSTRIES INC
filed 2003-05-29
CIK 216275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to

                         Commission file number: 0-8454

                              JLG INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

 PENNSYLVANIA                                                25-1199382
 (State or other jurisdiction of incorporation               (I.R.S. Employer
 or organization)                                            Identification No.)

 1 JLG Drive, McConnellsburg, PA                             17233-9533
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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]    No  [X]

The number of shares of capital stock outstanding as of May 27, 2003 was 43,007,203.

                                TABLE OF CONTENTS

                                     PART 1

Item 1.  Financial Information..........................................         1

           Condensed Consolidated Balance Sheets........................         1

           Condensed Consolidated Statements of Income..................         2

           Condensed Consolidated Statements of Cash Flows..............         3

           Notes to Condensed Consolidated Financial Statements.........         4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................        18

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk..................................................        28

Item 4.  Controls and Procedures........................................        28

Independent Accountants' Review Report..................................        29

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K...............................        30

Signatures..............................................................        31

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                                                        April 30,           July 31,
                                                                                          2003                2002
                                                                                        ---------          ---------
                                                                                       (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                                             $  16,529          $   6,205
  Accounts receivable - net                                                               252,200            227,809
  Finance receivables - net                                                                 1,570             27,529
  Pledged finance receivables                                                              50,741             34,985
  Inventories                                                                             154,168            165,536
  Other current assets                                                                     23,061             31,042
                                                                                        ---------          ---------
    Total current assets                                                                  498,269            493,106
Property, plant and equipment - net                                                        80,366             84,370
Equipment held for rental - net                                                            20,509             20,979
Finance receivables, less current portion                                                  27,366             45,412
Pledged finance receivables, less current portion                                         116,348             53,703
Goodwill - net                                                                             29,509             28,791
Other assets                                                                               53,396             51,880
                                                                                        ---------          ---------
                                                                                        $ 825,763          $ 778,241
                                                                                        =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of long-term debt                                 $     912          $  14,427
  Current portion of limited recourse debt from finance receivables
    monetizations                                                                          50,980             34,850
  Accounts payable                                                                         83,059            129,317
  Accrued expenses                                                                         70,820             83,309
                                                                                        ---------          ---------
    Total current liabilities                                                             205,771            261,903
Long-term debt, less current portion                                                      212,006            177,331
Limited recourse debt from finance receivables monetizations,
  less current portion                                                                    113,673             52,721
Accrued post-retirement benefits                                                           26,255             24,989
Other long-term liabilities                                                                11,118             10,807
Provisions for contingencies                                                               11,906             14,448
Shareholders' equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Issued and outstanding shares: 43,007; fiscal 2002 - 42,728                             8,601              8,546
  Additional paid-in capital                                                               20,514             18,846
  Retained earnings                                                                       223,033            216,957
  Unearned compensation                                                                    (2,749)            (1,649)
  Accumulated other comprehensive income (loss)                                            (4,365)            (6,658)
                                                                                        ---------          ---------
    Total shareholders' equity                                                            245,034            236,042
                                                                                        ---------          ---------
                                                                                        $ 825,763          $ 778,241
                                                                                        =========          =========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

                                                                                Three Months Ended          Nine Months Ended
                                                                                     April 30,                  April 30,
                                                                                 2003         2002          2003         2002
                                                                              ---------    ---------     ---------    ----------
Revenues
  Net sales                                                                   $ 199,282    $ 203,147     $ 497,631    $  503,970
  Financial products                                                              5,152        3,279        14,378         9,386
  Rentals                                                                         1,336        2,306         5,561         7,890
                                                                              ---------    ---------     ---------    ----------
                                                                                205,770      208,732       517,570       521,246

Cost of sales                                                                   171,125      174,465       427,711       432,389
                                                                              ---------    ---------     ---------    ----------
Gross profit                                                                     34,645       34,267        89,859        88,857

Selling and administrative expenses                                              20,087       19,188        53,949        54,049
Product development expenses                                                      4,561        3,736        12,351        11,403
Restructuring charges                                                             1,433        6,091         2,616         6,091
                                                                              ---------    ---------     ---------    ----------
Income from operations                                                            8,564        5,252        20,943        17,314

Interest expense                                                                 (6,764)      (3,345)      (18,340)      (11,710)
Miscellaneous, net                                                                1,383         (659)        7,279         1,167
                                                                              ---------    ---------     ---------    ----------

Income before taxes and cumulative effect of change in
  accounting principle                                                            3,183        1,248         9,882         6,771

Income tax provision                                                              1,018          412         3,162         2,235
                                                                              ---------    ---------     ---------    ----------

Income before cumulative effect of change in accounting
  principle                                                                       2,165          836         6,720         4,536

Cumulative effect of change in accounting principle                                  --           --            --      (114,470)
                                                                              ---------    ---------     ---------    ----------
Net income (loss)                                                             $   2,165    $     836     $   6,720    $ (109,934)
                                                                              =========    =========     =========    ==========

Earnings (loss) per common share:
 Earnings per common share before cumulative effect of
  change in accounting principle                                              $     .05    $     .02     $     .16    $      .11
 Cumulative effect of change in accounting principle                                 --           --            --         (2.73)
                                                                              ---------    ---------     ---------    ----------
 Earnings (loss) per common share                                             $     .05    $     .02     $     .16    $    (2.62)
                                                                              =========    =========     =========    ==========

Earnings (loss) per common share - assuming dilution:
 Earnings per common share - assuming dilution before cumulative effect of
  change in accounting principle                                              $     .05    $     .02     $     .16    $      .11
 Cumulative effect of change in accounting principle                                 --           --            --         (2.67)
                                                                              ---------    ---------     ---------    ----------
 Earnings (loss) per common share - assuming dilution                         $     .05    $     .02     $     .16    $    (2.56)
                                                                              =========    =========     =========    ==========
Cash dividends per share                                                      $    .005    $    .005     $    .015    $      .02
                                                                              =========    =========     =========    ==========
Weighted average shares outstanding                                              42,598       42,107        42,587        41,931
                                                                              =========    =========     =========    ==========

Weighted average shares outstanding - assuming
  dilution                                                                       42,775       43,816        42,849        42,896
                                                                              =========    =========     =========    ==========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                                        Nine Months Ended
                                                                                            April 30,
                                                                                    2003                2002
                                                                                 ----------          ----------
OPERATIONS
  Net income (loss)                                                              $    6,720          $ (109,934)
  Adjustments to reconcile net income to cash flow from
    operating activities:
    Loss on sale of property, plant and equipment                                       117                 372
    Gain on sale of equipment held for rental                                        (5,703)             (7,475)
    Non-cash charges and credits:
      Cumulative effect of change in accounting principle                                --             114,470
      Depreciation and amortization                                                  15,346              15,813
      Other                                                                          12,599               6,753
    Changes in selected working capital items:

      Accounts receivable                                                           (26,334)            (16,994)
      Inventories                                                                    10,973              26,455
      Accounts payable                                                              (46,647)             45,759
      Other operating assets and liabilities                                        (10,654)             (7,689)
    Changes in finance receivables                                                   43,131              27,216
    Changes in pledged finance receivables                                          (99,644)            (42,114)
    Changes in other assets and liabilities                                              97                   3
                                                                                 ----------          ----------
    Cash flow from operating activities                                             (99,999)             52,635

INVESTMENTS
  Purchases of property, plant and equipment                                         (7,995)            (10,246)
  Proceeds from the sale of property, plant and equipment                               216                 150
  Purchases of equipment held for rental                                            (14,351)            (20,777)
  Proceeds from the sale of equipment held for rental                                16,181              21,214
  Other                                                                                (664)                 --
                                                                                 ----------          ----------
    Cash flow from investing activities                                              (6,613)             (9,659)

FINANCING
  Net decrease in short-term debt                                                   (14,065)             (7,087)
  Issuance of long-term debt                                                        277,288             333,954
  Repayment of long-term debt                                                      (247,311)           (419,446)
  Issuance of limited recourse debt                                                  98,443              42,114
  Repayment of limited recourse debt                                                   (118)                 --
  Payment of dividends                                                                 (644)               (843)
  Exercise of stock options and issuance of restricted awards                           738               3,276
                                                                                 ----------          ----------
    Cash flow from financing activities                                             114,331             (48,032)

CURRENCY ADJUSTMENTS
  Effect of exchange rate changes on cash                                             2,605                (907)
                                                                                 ----------          ----------

CASH
  Net change in cash and cash equivalents                                            10,324              (5,963)
  Beginning balance                                                                   6,205               9,254
                                                                                 ----------          ----------
  Ending balance                                                                 $   16,529          $    3,291
                                                                                 ==========          ==========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2003
(in thousands, except per share data)
(Unaudited)

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

Interim results for the nine-month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended July 31, 2002.

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

Effective June 1, 2002, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board ("APB") Opinion No. 30. The adoption of SFAS No. 145 did not have a significant impact on our consolidated financial position or results of operations.

Effective January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement nullifies Emerging Issue Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and is effective for exit or disposal activities initiated after December 31, 2002. As more fully described in Note 11 of the Notes to Condensed Consolidated Financial Statements, the adoption of SFAS No. 146 required that since some employees terminated under our second quarter of fiscal 2003 restructuring plan are required to render service until they are terminated in order to receive the termination benefit, we will recognize this liability ratably over the future periods of service. Under previous accounting treatment, we would have immediately recognized the entire obligation for this severance at the time of approval of the restructuring plan.

Effective January 1, 2003 we adopted the provisions of FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The implementation of this interpretation requires certain disclosures regarding guarantees of the indebtedness of others as provided in Note 12 of the Notes to Condensed Consolidated Financial Statements. In addition, FIN 45 requires that we recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The requirements of FIN 45 did not have a significant impact on our results of operations or financial position at April 30, 2003.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting." The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 will not have an impact on us as we have elected to continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. In addition, pro forma disclosure of stock based compensation, as measured under the fair value requirements of SFAS No. 123, "Accounting for Stock Based Compensation," has been provided in Note 7 of the Notes to Condensed Consolidated Financial Statements.

In April 2003, the FASB released SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the accounting for derivatives, amending the previously issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. As we currently mark all of our derivative financial instruments and hedging contracts to market under SFAS No. 133, the adoption of SFAS No. 149 is not expected to have a material impact on our consolidated financial statements.

NOTE 3 - INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at April 30, 2003, must necessarily be based on our estimate of expected fiscal year-end inventory levels and costs.

Inventories consist of the following:

                                                April 30,          July 31,
                                                  2003               2002
                                                ---------         ---------
Finished goods                                  $  99,980         $ 104,680
Raw materials and work in process                  59,901            65,579
                                                ---------         ---------
                                                  159,881           170,259
Less LIFO provision                                 5,713             4,723
                                                ---------         ---------
                                                $ 154,168         $ 165,536
                                                =========         =========

NOTE 4 - FINANCE RECEIVABLES

Finance receivables represent sales-type leases resulting from the sale of our products. Our net investment in finance receivables was as follows at:

                                                April 30,               July 31,
                                                  2003                   2002
                                                ---------              ---------
Gross finance receivables                       $ 190,191              $ 155,786
Estimated residual value                           45,149                 44,608
                                                ---------              ---------
                                                  235,340                200,394
Unearned income                                   (36,043)               (36,384)
                                                ---------              ---------
Net finance receivables                           199,297                164,010
Provision for losses                               (3,272)                (2,381)
                                                ---------              ---------
                                                $ 196,025              $ 161,629
                                                =========              =========

Of the finance receivables balances at April 30, 2003 and July 31, 2002, $167.1 million and $88.7 million, respectively, are pledged finance receivables resulting from the sale of finance receivables through limited recourse and non-recourse monetization transactions during fiscal 2002 and the first nine months of fiscal 2003. In compliance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," these transactions are accounted for as debt on our Condensed Consolidated Balance Sheets. The maximum loss exposure associated with these limited recourse agreements was $18.9 million as of April 30, 2003. As of April 30, 2003, our provision for losses related to these limited recourse agreements was $2.7 million.

The following table displays the contractual maturity of our finance receivables. It does not necessarily reflect future cash collections because of various factors including the possible refinancing or sale of finance receivables and repayments prior to maturity.

For the twelve-month periods ended April 30:

2003                                            $  49,438
2004                                               43,759
2005                                               42,074
2006                                               34,884
2007                                               14,375
Thereafter                                          5,661
Residual value in equipment at lease end           45,149
Less: unearned finance income                     (36,043)
                                                ---------
Net investment in leases                        $ 199,297
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

This table presents our reconciliation of the recorded goodwill during the period from July 31, 2002 to April 30, 2003:

Balance as of August 1, 2002                    $ 28,791
Additions                                            718
Impairment charge recorded                            --
                                                --------
Balance as of April 30, 2003                    $ 29,509
                                                ========

During the second quarter of fiscal 2003, we purchased the assets of a trailer manufacturer for $1.1 million, which caused the increase in the recorded goodwill. These trailers feature a specialized hydraulic system that allows the operator to lower the trailer deck to ground level. This product series is complementary to our aerial work platform product lines and is offered in 20 models with three styles: flat bed, utility or enclosed.

NOTE 6 - CHANGES IN ACCOUNTING ESTIMATES

During the second quarter of fiscal 2003, we determined that we would not make a discretionary profit sharing contribution for calendar year 2002. This change resulted in an increase in net income of $1.3 million, or $.03 per diluted share, for the first nine months of fiscal 2003.

During the second quarter of fiscal 2002, we determined that certain volume-related customer incentives would not be achieved and that we would not make a discretionary profit sharing contribution for calendar year 2001. The reversal of the accrual related to volume-related customer incentives resulted in an increase in net income of $2.3 million, or $.06 per diluted share, for the first nine months of fiscal 2002. The reversal of the accrual related to the discretionary profit sharing contribution for calendar year 2001 resulted in an increase in net income of $1.8 million, or $.04 per diluted share, for the first nine months of fiscal 2002.

NOTE 7 - STOCK BASED INCENTIVE PLANS

At April 30, 2003, we have two stock-based compensation plans covering employees and directors. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under this opinion, we do not recognize compensation expense arising from the grant of stock options because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for each of the periods ended April 30:

                                                                              Three Months Ended      Nine Months Ended
                                                                                   April 30,              April 30,
                                                                               2003         2002     2003         2002
                                                                              -------      -----    -------    ----------
Net income (loss), as reported                                                $ 2,165      $ 836    $ 6,720    $ (109,934)
Less: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                                             (642)      (713)    (1,920)       (2,150)
                                                                              -------      -----    -------    ----------
Pro forma net income (loss)                                                   $ 1,523      $ 123    $ 4,800    $ (112,084)
                                                                              =======      =====    =======    ==========

Earnings per share:
Earnings (loss) per common share - as reported                                $   .05      $ .02    $   .16    $    (2.62)
                                                                              =======      =====    =======    ==========
Earnings (loss) per common share - pro forma                                  $   .04      $  --    $   .11    $    (2.67)
                                                                              =======      =====    =======    ==========

Earnings (loss) per common share - assuming dilution -
  as reported                                                                 $   .05      $ .02    $   .16    $    (2.56)
                                                                              =======      =====    =======    ==========
Earnings (loss) per common share - assuming dilution                          $   .04      $  --    $   .11    $    (2.61)
                                                                              =======      =====    =======    ==========

NOTE 8 - BASIC AND DILUTED EARNINGS PER SHARE

This table presents our computation of basic and diluted earnings per share for each of the periods ended April 30:

                                                                  Three Months Ended       Nine Months Ended
                                                                       April 30,               April 30,
                                                                    2003       2002        2003        2002
                                                                  -------     -------    --------    ---------
Income before cumulative effect of change in
   accounting principle                                           $ 2,165     $   836    $  6,720    $   4,536
Cumulative effect of change in accounting principle                    --          --          --     (114,470)
                                                                  -------     -------    --------    ---------
Net income (loss)                                                 $ 2,165     $   836    $  6,720    $(109,934)
                                                                  =======     =======    ========    =========

Denominator for basic earnings per share --
   weighted average shares                                         42,598      42,107      42,587       41,931
Effect of dilutive securities - employee stock options
   and unvested restricted shares                                     177       1,709         262          965
                                                                  -------     -------    --------    ---------
Denominator for diluted earnings per share --
   weighted average shares adjusted for
   dilutive securities                                             42,775      43,816      42,849       42,896
                                                                  =======     =======    ========    =========

Earnings per common share before cumulative effect of
   change in accounting principle                                 $   .05     $   .02    $    .16    $     .11
Cumulative effect of change in accounting principle                    --          --          --        (2.73)
                                                                  -------     -------    --------    ---------
Earnings (loss) per common share                                  $   .05     $   .02    $    .16    $   (2.62)
                                                                  =======     =======    ========    =========

Earnings per common share - assuming dilution before
   cumulative effect of change in accounting principle            $   .05     $   .02    $    .16    $     .11
Cumulative effect of change in accounting principle                    --          --          --        (2.67)
                                                                  -------     -------    --------    ----------
Earnings (loss) per common share - assuming dilution              $   .05     $   .02    $    .16    $   (2.56)
                                                                  =======     =======    ========    ==========

During the quarter ended April 30, 2003, options to purchase 4.1 million shares of capital stock at a range of $5.64 to $21.94 per share were not included in the computation of diluted earnings per share because exercise prices for the options were more than the average market price of the capital stock.

NOTE 9 - SEGMENT INFORMATION

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

Our business segment information consisted of the following for each of the periods ended April 30:

                                                                  Three Months Ended         Nine Months Ended
                                                                      April 30,                  April 30,
                                                                  2003          2002         2003         2002
                                                               ---------     ---------    ---------     ---------
Revenues:
  Machinery                                                    $ 167,630     $ 162,054    $ 401,726     $ 414,017
  Equipment Services                                              32,835        43,164      100,882        96,594
  Access Financial Solutions                                       5,305         3,514       14,962        10,635
                                                               ---------     ---------    ---------     ---------
                                                               $ 205,770     $ 208,732    $ 517,570     $ 521,246
                                                               =========     =========    =========     =========
Segment profit (loss):
  Machinery                                                    $   6,665     $   4,708    $  11,812     $   8,194
  Equipment Services                                               6,998         6,656       18,884        22,718
  Access Financial Solutions                                         716           877        3,695         3,472
  General corporate                                               (9,434)       (8,059)     (21,645)      (20,248)
                                                               ---------     ---------    ---------     ---------
Segment profit                                                     4,945         4,182       12,746        14,136
  Add Access Financial Solutions' interest expense                 3,619         1,070        8,197         3,178
                                                               ---------     ---------    ---------     ---------
Operating income                                               $   8,564     $   5,252    $  20,943     $  17,314
                                                               =========     =========    =========     =========

We manufacture our products in the United States and Belgium and sell these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations. Our revenues by geographic area consisted of the following for each of the periods ended April 30:

                                                                   Three Months Ended        Nine Months Ended
                                                                       April 30,                 April 30,
                                                                  2003          2002         2003          2002
                                                               ---------     ---------    ---------     ---------
United States                                                  $ 155,852     $ 158,153    $ 381,122     $ 378,218
Europe                                                            33,830        37,521       97,894       110,530
Other                                                             16,088        13,058       38,554        32,498
                                                               ---------     ---------    ---------     ---------
                                                               $ 205,770     $ 208,732    $ 517,570     $ 521,246
                                                               =========     =========    =========     =========

NOTE 10 - COMPREHENSIVE INCOME

On an annual basis, comprehensive income is disclosed in the Statement of Shareholders' Equity. This statement is not presented on a quarterly basis. The following table presents the components of comprehensive income for each of the periods ended April 30:

                                                               Three Months Ended       Nine Months Ended
                                                                    April 30,              April 30,
                                                                2003        2002       2003          2002
                                                               -------     -------    -------     ---------
Net income (loss)                                              $ 2,165     $   836    $ 6,720     $(109,934)
Aggregate translation adjustment                                 1,122      (1,431)     2,293        (1,272)
                                                               -------     -------    -------     ---------
                                                                 3,287     $  (595)     9,013     $(111,206)
                                                               =======     =======    =======     =========

NOTE 11 - RESTRUCTURING COSTS

During the second quarter of fiscal 2003, we announced further actions related to our ongoing longer-term strategy to streamline operations and reduce fixed and variable costs. As part of our capacity rationalization plan commenced in early 2001, the 130,000-square foot Sunnyside facility in Bedford, Pennsylvania, which currently produces selected scissor lift models, will be temporarily idled and production integrated into our Shippensburg, Pennsylvania facility. Additionally, reductions in selling, administrative and product development costs will result from changes in our global organization and from process consolidations. When these changes and consolidations are fully implemented, we expect to generate approximately $20 million in annualized savings at a cost of $9.4 million, representing a payback of approximately six months.

The announced plan contemplates that we will reduce a total of 189 people globally and transferring 99 production jobs from the Sunnyside facility in Bedford to the Shippensburg facility. Production of scissor lifts will be relocated from our Sunnyside facility and integrated into our newer and more flexible 300,000-square foot facility in Shippensburg by fiscal year end. As a result, pursuant to the plan we anticipate incurring a pre-tax charge of $5.9 million, consisting of $3.5 million in restructuring costs associated with personnel reductions and employee relocation and lease and contract terminations and $2.4 million in charges related to relocating certain plant assets and start-up costs. In addition, we will spend approximately $3.5 million on capital requirements. Almost all of these expenses will be cash charges, which will be recorded over the three quarters following the quarter ended January 31, 2003.

As noted above, the continuing streamlining of our operations will result in $3.5 million in personnel reductions and relocation and lease and contract terminations and will be recorded as a restructuring cost. In accordance with new accounting requirements, during the second and third quarters of fiscal 2003, we recognized approximately $1.2 million and $1.4 million, respectively, of the pre-tax restructuring charge, consisting of an accrual for termination benefit costs and employee relocation costs. In addition, we incurred $0.3 million of costs related to relocating certain plant assets and start-up costs, which was recorded as a cost of sales. In addition, during the third quarter of fiscal 2003 we spent approximately $0.6 million on capital requirements. We anticipate recording $1.9 million and $1.1 million of restructuring and restructuring-related costs in our fourth quarter of fiscal 2003 and first quarter of fiscal 2004, respectively, with employee termination dates staggered throughout these quarters.

The following table presents a rollforward of our activity in the restructuring accrual and our charges related to relocating certain plant assets and start-up costs associated with the move of the Bedford operations to the Shippensburg facility and costs related to our process consolidations:

                                                              Other                     Restructuring
                                           Termination    Restructuring                    Related
                                            Benefits          Costs         Total          Charges
                                           ----------------------------------------------------------
Restructuring charge recorded
  during second quarter of
  fiscal 2003                              $     1,183    $          --    $ 1,183      $       2,402
Utilization of reserves
  during the second
  quarter of fiscal 2003 -
   cash                                           (114)                       (114)               (19)
                                           ----------------------------------------------------------
Balance at January 31, 2003                      1,069               --      1,069              2,383
Restructuring charge
  recorded during the third
  quarter of fiscal 2003                         1,175              258      1,433                 --
Utilization of reserves during
  the third quarter of fiscal
  2003 - cash                                     (626)             (38)      (664)              (318)
                                           ----------------------------------------------------------
Balance at April 30, 2003                  $     1,618    $         220    $ 1,838      $       2,065
                                           ==========================================================

During the third quarter of fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at that facility have been integrated into our McConnellsburg, Pennsylvania facility. As a result, we anticipated incurring a pre-tax charge of $7.7 million, consisting of $6.1 million in restructuring costs associated with approximately 170 personnel reductions and the write-down of idle facilities and $1.6 million in charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to the McConnellsburg facility.

The following table presents a rollforward of our activity in the restructuring accrual and our charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to McConnellsburg:

                                                                              Other                     Restructuring
                                           Termination     Impairment     Restructuring                    Related
                                             Benefits       of Assets         Costs          Total         Charges
                                           --------------------------------------------------------------------------
Total restructuring charge                 $     1,120     $    4,613     $         358     $ 6,091     $       1,658
Fiscal 2002 utilization of
  reserves - cash                                 (135)            --               (86)       (221)             (399)
Fiscal 2002 utilization of
  reserves - non-cash                               --         (4,613)               --      (4,613)             (225)
                                           --------------------------------------------------------------------------
Balance at July 31, 2002                           985             --               272       1,257             1,034
Fiscal 2003 utilization of
  reserves - cash
                                                  (961)            --               (23)       (984)             (228)
                                           --------------------------------------------------------------------------
Balance at April 30, 2003                  $        24     $       --     $         249     $   273     $         806
                                           ==========================================================================

At April 30, 2003, we included $5.2 million of assets held for sale on the Condensed Consolidated Balance Sheets in other current assets and ceased depreciating these assets during the third quarter of fiscal 2002.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

We are a party to personal injury and property damage litigation arising out of incidents involving the use of our products. Our insurance program for fiscal 2003 is comprised of a self-insured retention of $7 million for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $100 million in excess of the retention and international primary coverage. We contract with an independent firm to provide claims handling and adjustment services. Our estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. We frequently review the methods of making such estimates and establishing the resulting accrued liability, and any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which we are aware, we established accrued liabilities of $17.9 million and $18.8 million at April 30, 2003 and July 31, 2002, respectively. These amounts are included in other current liabilities and provisions for contingencies on our Condensed Consolidated Balance Sheets. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely that we would experience losses that are materially in excess of such reserve amounts. The provisions for self-insured losses are included within cost of sales in our Condensed Consolidated Statements of Income. As of April 30, 2003 and July 31, 2002, there were $0 million and $0.1 million of insurance recoverables or offset implications, respectively, and there were no claims by us being contested by insurers.

At April 30, 2003, we are a party to multiple agreements whereby we guarantee $115.7 million in indebtedness of others, including the $18.9 million maximum loss exposure associated with our limited recourse agreements. As of April 30, 2003, approximately 45% of the guaranteed indebtedness was owed by three customers. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying collateral and/or make demand for reimbursement from other parties for any payments made by us under these agreements. At April 30, 2003, we had $6.5 million reserved related to these agreements, including a provision for losses of $2.7 million related to our limited recourse agreements. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. While we believe it is unlikely that we would experience losses under these agreements that are materially in excess of the amounts reserved, we can provide no assurance that the financial condition of the third parties will not deteriorate resulting in the customers inability to meet its obligation and, in the event that occurs, we can not guarantee that the collateral underlying the agreement will not result in losses materially in excess of those reserved.

NOTE 13 - BANK CREDIT LINES AND LONG-TERM DEBT

Subsequent to the third quarter, in May 2003, we sold $125 million principal amount of our 8 1/4% senior unsecured notes due 2008. To allow the issuance of the senior unsecured notes, we entered into amendments on April 28, 2003, which became effective concurrently with the closing of the senior unsecured notes, to our $250 million revolving credit facility and $25 million overdraft facility that give us greater flexibility with respect to certain financial ratios and reduces the maximum borrowings available under the $250 million facility to $150 million. The net proceeds of the offering were used to repay outstanding debt under our $150 million revolving credit facility with the balance to be used for general corporate purposes. Interest will accrue from May 5, 2003, and we will pay interest twice a year, beginning November 1, 2003. The notes will be guaranteed on a senior unsecured basis by all of our existing and any future material domestic restricted subsidiaries.

Our credit facilities contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth. We are currently in compliance with all financial covenants, including negative covenants, in our senior credit facilities.

Our bank credit lines and long-term debt were as follows at:

                                                      April 30,          July 31,
                                                        2003               2002
                                                      ---------         ---------
8 3/8% senior subordinated notes due 2012             $ 175,000         $ 175,000
$250 million revolving credit facility                   30,288                --
$25 million overdraft credit facility                        --            13,934
Fair value of hedging adjustment                          6,162               914
Other                                                     1,468             1,910
                                                      ---------         ---------
                                                        212,918           191,758
Less current portion                                        912            14,427
                                                      ---------         ---------
                                                      $ 212,006         $ 177,331
                                                      =========         =========

NOTE 14 - LIMITED RECOURSE DEBT FROM FINANCE RECEIVABLES MONETIZATIONS

As a result of the sale of finance receivables through limited recourse and non-recourse monetization transactions, we have $164.7 million of limited recourse debt outstanding as of April 30, 2003. The aggregate amounts of limited recourse debt outstanding at April 30, 2003 which will become due in 2004 through 2008 are: $51 million, $33.4 million, $34.9 million, $27.9 million and $12.5 million, respectively.

NOTE 15 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR
SUBSIDIARIES

Certain of our indebtedness is guaranteed by our significant subsidiaries (the "guarantor subsidiaries"), but is not guaranteed by our other subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly owned, and the guarantees are made on a joint and several basis and are full and unconditional subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount guaranteed without making the guarantee void under fraudulent conveyance laws. Separate financial statements of the guarantor subsidiaries have not been presented because management believes it would not be material to investors. The principal elimination entries eliminate investment in subsidiaries, intercompany balances and transactions and certain other eliminations to properly eliminate significant transactions in accordance with our accounting policy for the principles of consolidated and statement presentation. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

Condensed Consolidated Balance Sheet
As of April 30, 2003

                                                  ---------------------------------------------------------------------
                                                                 Guarantor    Non-Guarantor   Other and    Consolidated
                                                    Parent      Subsidiaries  Subsidiaries   Eliminations     Total
                                                  ---------------------------------------------------------------------
ASSETS
  Accounts receivable - net                       $ 145,248      $  60,253     $  55,812      $   (9,113)    $ 252,200
  Finance receivables - net                              --         24,815            --           4,121        28,936
  Pledged finance receivables                            --        167,089            --              --       167,089
  Inventories                                        65,842         40,676        53,408          (5,758)      154,168
  Property, plant and equipment - net                25,210         43,957        11,683            (484)       80,366
  Equipment held for rental - net                       965         16,747         2,797              --        20,509
  Investment in subsidiaries                        244,238             --         2,679        (246,917)           --
  Other assets                                       65,160         37,225        20,962            (852)      122,495
                                                  ---------------------------------------------------------------------
                                                  $ 546,663      $ 390,762     $ 147,341      $ (259,003)    $ 825,763
                                                  =====================================================================

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Accounts payable and accrued
    expenses                                      $ 107,371      $  26,502     $  37,095      $  (17,089)    $ 153,879
  Long-term debt, less current portion              212,006             --            --              --       212,006
  Limited recourse debt from finance
    receivables monetizations,
    less current portion                                 --        113,673            --              --       113,673
  Other liabilities                                (265,460)       268,675        86,804          11,152       101,171
                                                  --------------------------------------------------------------------
    Total liabilities                                53,917        408,850       123,899          (5,937)      580,729
                                                  --------------------------------------------------------------------

  Shareholders' equity                              492,746        (18,088)       23,442        (253,066)      245,034
                                                  --------------------------------------------------------------------
                                                  $ 546,663      $ 390,762     $ 147,341      $ (259,003)    $ 825,763
                                                  ====================================================================

Condensed Consolidated Balance Sheet
As of July 31, 2002

                                                  ---------------------------------------------------------------------
                                                                 Guarantor    Non-Guarantor   Other and    Consolidated
                                                    Parent      Subsidiaries  Subsidiaries   Eliminations     Total
-----------------------------------------------------------------------------------------------------------------------
ASSETS
  Accounts receivable - net                       $ 204,161      $  19,215     $  37,857      $  (33,424)    $ 227,809
  Finance receivables - net                              --         73,138            --            (197)       72,941
  Pledged finance receivables                            --         88,688            --              --        88,688
  Inventories                                        91,649         49,107        25,432            (652)      165,536
  Property, plant and equipment - net                31,376         46,874         6,548            (428)       84,370
  Equipment held for rental - net                     4,263         16,373           488            (145)       20,979
  Investment in subsidiaries                        248,114             --         2,659        (250,773)           --
  Other assets                                       88,456         15,851        13,809            (198)      117,918
                                                  --------------------------------------------------------------------
                                                  $ 668,019      $ 309,246     $  86,793      $ (285,817)    $ 778,241
                                                  ====================================================================

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Accounts payable and accrued
   expenses                                       $ 158,046      $  31,035     $  44,902      $  (21,357)    $ 212,626
  Long-term debt, less current portion              177,309             22            --              --       177,331
  Limited recourse debt from finance
    receivables monetizations,
    less current portion                                 --         52,721            --              --        52,721
  Other liabilities                                (108,932)       221,240        (1,492)        (11,295)       99,521
                                                  --------------------------------------------------------------------
    Total liabilities                               226,423        305,018        43,410         (32,652)      542,199
                                                  --------------------------------------------------------------------

  Shareholders' equity                              441,596          4,228        43,383        (253,165)      236,042
                                                  --------------------------------------------------------------------
                                                  $ 668,019      $ 309,246     $  86,793      $ (285,817)    $ 778,241
                                                  ====================================================================

Condensed Consolidated Statement of Income
For the Nine Months Ended April 30, 2003

                                                  ---------------------------------------------------------------------
                                                                 Guarantor    Non-Guarantor   Other and    Consolidated
                                                    Parent      Subsidiaries  Subsidiaries   Eliminations     Total
-----------------------------------------------------------------------------------------------------------------------
Revenues                                          $ 346,175      $ 110,189     $  88,406      $  (27,200)    $ 517,570
Gross profit (loss)                                  89,690         (6,878)        9,850          (2,803)       89,859
Other expenses (income)                              57,398         15,444         8,887           1,410        83,139
Net income (loss)                                 $  32,292      $ (22,322)    $     963      $   (4,213)    $   6,720

Condensed Consolidated Statement of Income
For the Nine Months Ended April 30, 2002

                                                  ---------------------------------------------------------------------
                                                                 Guarantor    Non-Guarantor   Other and    Consolidated
                                                    Parent      Subsidiaries  Subsidiaries   Eliminations     Total
-----------------------------------------------------------------------------------------------------------------------
Revenues                                          $ 348,350      $ 168,761     $  62,328      $  (58,193)    $ 521,246
Gross profit (loss)                                  81,632          1,977         5,333             (85)       88,857
Other expenses (income)                              64,498        130,499         4,017            (223)      198,791
Net income (loss)                                 $  17,134      $(128,522)    $   1,316      $      138     $(109,934)

Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended April 30, 2003

                                                  ---------------------------------------------------------------------
                                                                 Guarantor    Non-Guarantor   Other and    Consolidated
                                                    Parent      Subsidiaries  Subsidiaries   Eliminations     Total
-----------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities               $ (29,401)     $ (80,111)    $  10,459      $     (946)    $ (99,999)
Cash flow from investing activities                  (3,622)         1,507        (4,427)            (71)       (6,613)
Cash flow from financing activities                  16,159         98,172            17             (17)      114,331
Effect of exchange rate changes on cash               1,109             --         1,043             453         2,605
                                                  --------------------------------------------------------------------
Net change in cash and cash equivalents             (15,755)        19,568         7,092            (581)       10,324
Beginning balance                                    22,949        (19,545)        3,093            (292)        6,205
                                                  --------------------------------------------------------------------
Ending balance                                    $   7,194      $      23     $  10,185      $     (873)    $  16,529
                                                  ====================================================================

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended April 30, 2002

                                                  ---------------------------------------------------------------------
                                                                 Guarantor    Non-Guarantor   Other and    Consolidated
                                                    Parent      Subsidiaries  Subsidiaries   Eliminations     Total
-----------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities               $ 132,224      $ (82,128)    $   3,969      $   (1,430)    $  52,635
Cash flow from investing activities                 (34,341)        (2,076)       (3,785)         30,543        (9,659)
Cash flow from financing activities                 (88,158)        71,881        (1,493)        (30,262)      (48,032)
Effect of exchange rate changes on cash                 191             --          (347)           (751)         (907)
                                                  --------------------------------------------------------------------
Net change in cash and cash equivalents               9,916        (12,323)       (1,656)         (1,900)       (5,963)
Beginning balance                                     6,034         (1,714)        4,636             298         9,254
                                                  --------------------------------------------------------------------
Ending balance                                    $  15,950      $ (14,037)    $   2,980      $   (1,602)    $   3,291
                                                  ====================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We reported net income of $2.2 million, or $.05 per share on a diluted basis, for the third quarter of fiscal 2003, compared to net income of $0.8 million, or $.02 per share on a diluted basis, for the third quarter of fiscal 2002. As discussed below and more fully described in Note 11 of the Notes to Condensed Consolidated Financial Statements, earnings for the third quarter of fiscal 2003 included charges of $1.8 million ($1.2 million net of tax) related to repositioning our operations to more appropriately align our costs with our business activity. Earnings for the third quarter of fiscal 2002 included restructuring and restructuring-related charges of $6.6 million ($4.4 million net of tax). In addition, earnings for the third quarter of fiscal 2003 included favorable currency adjustments of $1.0 million ($0.7 million net of tax).

We reported net income of $6.7 million, or $.16 per share on a diluted basis, for the first nine months of fiscal 2003, compared to income before the cumulative effect of change in accounting principle related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," of $4.5 million, or $.11 per share on a diluted basis, for the first nine months of fiscal 2002. Earnings for the first nine months of fiscal 2003 included restructuring and restructuring-related charges of $3.2 million ($2.2 million net of tax). Earnings for the first nine months of fiscal 2002 included restructuring and restructuring-related charges of $6.6 million ($4.4 million net of tax). In addition, earnings for the first nine months of fiscal 2003 included favorable currency adjustments of $6.1 million ($4.2 million net of tax).

In the discussion and analysis of financial condition and results of operations that follows, we attempt to list contributing factors in order of significance to the point being addressed.

RESULTS FOR THE THIRD QUARTERS OF FISCAL 2003 AND 2002

Our revenues for the third quarter of fiscal 2003 were $205.8 million, down 1.4% from the $208.7 million in the comparable year-ago period. The following tables outline our revenues by segment, products and geography (in thousands) for the quarter ended:

                                                                                         April 30,
                                                                                    2003           2002
                                                                                 ---------      ---------
Segment:
  Machinery                                                                      $ 167,630      $ 162,054
  Equipment Services                                                                32,835         43,164
  Access Financial Solutions (a)                                                     5,305          3,514
                                                                                 ---------      ---------
                                                                                 $ 205,770      $ 208,732
                                                                                 =========      =========

Product:
  Aerial work platforms                                                          $ 116,092      $ 124,514
  Telehandlers                                                                      34,843         20,600
  Excavators                                                                        16,695         16,940
  After-sales service and support, including parts sales, and used and
    reconditioned equipment sales                                                   31,652         41,093
  Financial products (a)                                                             5,152          3,279
  Rentals                                                                            1,336          2,306
                                                                                 ---------      ---------
                                                                                 $ 205,770      $ 208,732
                                                                                 =========      =========

Geographic:
  United States                                                                  $ 155,852      $ 158,153
  Europe                                                                            33,830         37,521
  Other                                                                             16,088         13,058
                                                                                 ---------      ---------
                                                                                 $ 205,770      $ 208,732
                                                                                 =========      =========

     (a) Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The increase in Machinery segment revenues from $162.1 million to $167.6 million, or 3.4%, was principally attributable to increased telehandler sales from new product introductions, including European-design product offerings. The increase in telehandler sales was partially offset by decreased sales of aerial work platforms. The resulting decrease in aerial work platforms was primarily due to the continued economic pressures in North America and economic pressures and tightened credit conditions in Europe partially offset by increased sales of aerial work platforms in the Pacific Rim and Australia. The decrease in Equipment Services segment revenues from $43.2 million to $32.8 million, or 23.9%, was principally attributable to decreased sales of rental fleet equipment, partially offset by an increase in used equipment sales. The increase in Access Financial Solutions segment revenues from $3.5 million to $5.3 million, or 51%, was principally attributable to income received on pledged finance receivables. While we have increased interest income attributable to our pledged finance receivables, a corresponding increase in our limited recourse debt results in this increased interest income being passed on to syndication purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, payments to syndication purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.

Our domestic revenues for the third quarter of fiscal 2003 were $155.9 million, down 1.5% from the comparable year-ago period revenues of $158.2 million. The decrease in our domestic revenues is primarily attributable to lower aerial work platform and used rental fleet equipment sales partially offset by higher telehandler sales. Revenues generated from sales outside the United States for the third quarter of fiscal 2003 were $49.9 million, down 1.3% from the comparable year-ago period revenues of $50.6 million. The slight decrease in our revenues generated from sales outside the United States is primarily attributable to lower aerial work platform sales in Europe due to economic pressures and customer credit constraints partially offset by increased sales of aerial work platforms in the Pacific Rim and Australia and increased telehandler sales in Europe.

Our gross profit margin was 16.8% for the third quarter of fiscal 2003 compared to the prior year quarter's 16.4%. The increase was primarily attributable to higher margins in our Equipment Services and Access Financial Solutions segments, offset in part by lower margins in our Machinery segment. The gross profit margin of our Machinery segment was 12.9% for the third quarter of fiscal 2003 compared to 14.2% for the third quarter of fiscal 2002. The decrease is principally due to an increase in inventory reserves, higher warranty costs associated with extended warranty periods and a less profitable product mix, partially offset by the weakening of the U.S. dollar against the Euro, British pound and Australian dollar and pricing stabilization. The gross profit margin of our Equipment Services segment was 23.8% for the third quarter of fiscal 2003 compared to 18.3% for the corresponding period in the prior year. The increase is primarily attributable to improved pricing of used equipment, partially offset by lower sales of rental fleet equipment. The gross profit margin of our Access Financial Solutions segment was 97.2% for the third quarter of fiscal 2003 compared to 93.7% for the corresponding period in the prior year. The increase is primarily because of increased financial product revenues during the third quarter of fiscal 2003 compared to the prior year period. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses as a percent of revenues were 12% for the current year third quarter compared to 11% for the prior year third quarter. In dollar terms, these expenses were $1.7 million higher in the third quarter of fiscal 2003 than in the third quarter of fiscal 2002. Our Machinery segment's selling, administrative and product development expenses increased $1.3 million due primarily to increased bad debt provisions for specific reserves related to certain customers, higher payroll and related costs and higher contract services expenses. Our Equipment Services segment's selling and administrative expenses decreased $0.5 million due primarily to lower payroll and related costs. Our Access Financial Solutions segment's selling and administrative expenses decreased $0.5 million due primarily to a decrease in bad debt expense reflecting lower origination activity and the reduced non-monetized portfolio exposure. Our general corporate selling, administrative and product development expenses increased $1.4 million primarily due to incentive-related accruals, which was partially offset by reductions in bad debt provisions.

During the second quarter of fiscal 2003, we announced further actions related to our ongoing longer-term strategy to streamline operations and reduce fixed and variable costs. As part of our capacity rationalization plan commenced in early 2001, the 130,000-square foot Sunnyside facility in Bedford, Pennsylvania, which currently produces selected scissor lift models, will be temporarily idled and production integrated into our Shippensburg, Pennsylvania facility. Additionally, reductions in selling, administrative and product development costs will result from changes in our global organizational and from process consolidations. When these changes and consolidations are fully implemented, we expect to generate approximately $20 million in annualized savings at a cost of $9.4 million, representing a payback of approximately six months.

The announced plan contemplates that we will reduce a total of 189 people globally and transferring 99 production jobs from the Sunnyside facility in Bedford to the Shippensburg facility. Production of scissor lifts will be relocated from our Sunnyside facility and integrated into our newer and more flexible 300,000-square foot facility in Shippensburg by fiscal year end. As a result, pursuant to the plan we anticipate incurring a pre-tax charge of $5.9 million, consisting of $3.5 million in restructuring costs associated with personnel reductions and employee relocation and lease and contract terminations and $2.4 million in charges related to relocating certain plant assets and start-up costs. In addition, we will spend approximately $3.5 million on capital requirements. Almost all of these expenses will be cash charges, which will be recorded over the three quarters following the quarter ended January 31, 2003.

During the third quarter of fiscal 2003, we incurred approximately $1.8 million of the pre-tax charge discussed above, consisting of accruals for termination benefit costs and relocation costs and charges related to relocating certain plant assets and start-up costs. We reported $1.4 million in restructuring costs and $0.3 million in cost of sales. During the third quarter of fiscal 2003, we paid and charged $0.7 million of termination benefits and relocation costs against the accrued liability.

During the third quarter of fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at this facility have been integrated into our McConnellsburg, Pennsylvania facility. As a result, we anticipated incurring a pre-tax charge of $7.7 million, consisting of $6.1 million in restructuring costs associated with approximately 170 personnel reductions and the write-down of idle facilities and $1.6 million in charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to the McConnellsburg facility. During the third quarter of fiscal 2003, we paid and charged $0.1 million of termination benefits and lease termination costs against the accrued liability.

The increase in interest expense of $3.4 million for the third quarter of fiscal 2003 was primarily due to the interest expense associated with our limited recourse and non-recourse monetizations, increased rates on our senior subordinated debt and higher short-term rates on our senior credit facilities.

Our miscellaneous income (deductions) category included currency gains of $1.0 million in the third quarter of fiscal 2003 compared to losses of $0.9 million in the corresponding prior year period. The increase in currency gains is primarily attributable to the weakening of the U.S. dollar against the Euro, British pound and Australian dollar during the third quarter of fiscal 2003.

RESULTS FOR THE FIRST NINE MONTHS OF FISCAL 2003 AND 2002

Our revenues for the first nine months of fiscal 2003 were $517.6 million, down 0.7% from the $521.2 million in the comparable year-ago period. The following tables outline our revenues by segment, products and geography (in thousands) for the nine months ended:

                                                                                        April 30,
                                                                                   2003           2002
                                                                                 ---------      ---------
Segment:
  Machinery                                                                      $ 401,726      $ 414,017
  Equipment Services                                                               100,882         96,594
  Access Financial Solutions (a)                                                    14,962         10,635
                                                                                 ---------      ---------
                                                                                 $ 517,570      $ 521,246
                                                                                 =========      =========

Product:
  Aerial work platforms                                                          $ 287,020      $ 316,574
  Telehandlers                                                                      81,862         53,328
  Excavators                                                                        32,844         44,115
  After-sales service and support, including parts sales, and used and
    reconditioned equipment sales                                                   95,905         89,953
  Financial products (a)                                                            14,378          9,386
  Rentals                                                                            5,561          7,890
                                                                                 ---------      ---------
                                                                                 $ 517,570      $ 521,246
                                                                                 =========      =========

Geographic:
  United States                                                                  $ 381,122      $ 378,218
  Europe                                                                            97,894        110,530
  Other                                                                             38,554         32,498
                                                                                 ---------      ---------
                                                                                 $ 517,570      $ 521,246
                                                                                 =========      =========

     (a) Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The decrease in Machinery segment revenues from $414 million to $401.7 million, or 3%, was principally attributable to reduced sales of aerial work platforms primarily due to the economic pressures in North America and economic pressures and tightened credit conditions in Europe partially offset by stronger sales in Australia. In addition, sales of our excavator product line declined due to the softness in the United States construction market and reduced state and municipal budgets. The decrease in sales of aerial work platforms and excavators was partially offset by increased telehandler sales from new product introductions, including European-design product offerings. The first nine months of fiscal 2002 Machinery segment revenues also included the elimination of previously recorded volume-related customer incentives. The increase in Equipment Services segment revenues from $96.6 million to $100.9 million, or 4.4%, was principally attributable to increased parts sales and sales of used equipment, partially offset by decreased sales of rental fleet equipment. The increase in Access Financial Solutions segment revenues from $10.6 million to $15 million, or 40.7%, was principally attributable to income received on pledged finance receivables. While we have increased interest income attributable to our pledged finance receivables, a corresponding increase in our limited recourse debt results in this increased interest income being passed on to syndication purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, payments to syndication purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.

Our domestic revenues for the first nine months of fiscal 2003 were $381.1 million, up 0.8% from the comparable year-ago period revenues of $378.2 million. The increase in our domestic revenues is primarily attributable to higher sales of telehandlers and parts, and increased revenues from financial products, partially offset by reduced sales of aerial work platforms primarily due to the economic pressures in North America and our excavator product line due to the softness in the United States construction market and reduced state and municipal budgets. Revenues generated from sales outside the United States for the first nine months of fiscal 2003 were $136.4 million, down 4.6% from the comparable year-ago period revenues of $143 million. The decrease in our revenues generated from sales outside the United States is primarily attributable to lower aerial work platform sales in Europe due to economic pressures and customer credit constraints partially offset by increased sales of aerial work platforms in Australia and increased telehandler sales in Europe.

Our gross profit margin was 17.4% for the first nine months of fiscal 2003 compared to the prior year period's 17%. The increase was primarily attributable to higher margins in our Machinery and Access Financial Solutions segments, offset in part by lower margins in our Equipment Services segment. The gross profit margin of our Machinery segment was 13.4% for the first nine months of fiscal 2003 compared to 12.8% for the first nine months of fiscal 2002. The increase is principally due to the weakening of the U.S. dollar against the Euro, British pound and Australian dollar, pricing stabilization and a more profitable product mix mainly as a result of new product introductions, partially offset by an increase in inventory reserves, higher warranty costs associated with extended warranty periods and higher product costs as a result of production variances consisting mainly of under-absorbed overhead and higher labor costs associated with the startup of our Maasmechelen facility and the transfer of the telehandler product line to our McConnellsburg facility. The gross profit margin of our Equipment Services segment was 21.2% for the first nine months of fiscal 2003 compared to 27% for the corresponding period in the prior year. The decrease is primarily attributable to higher used equipment sales and the deferred profit recognized during the first nine months of fiscal 2002 from a one-time rental fleet sale-leaseback transaction. The gross profit margin of our Access Financial Solutions segment was 96.8% for the first nine months of fiscal 2003 compared to 92.7% for the corresponding period in the prior year. The increase is primarily because of increased financial product revenues during the first nine months of fiscal 2003 compared to the prior year period. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses as a percent of revenues were 12.8% for the first nine months of fiscal 2003 compared to 12.6% for the first nine months of fiscal 2002. In dollar terms, these expenses were $0.8 million higher in the first nine months of fiscal 2003 than in the corresponding period of the previous year. Our Machinery segment's selling, administrative and product development expenses increased $0.9 million due primarily to increased bad debt provisions for specific reserves related to certain customers and higher contract services expenses, which were partially offset by lower payroll and related costs due to our cost reduction initiatives. Our Equipment Services segment's selling and administrative expenses decreased $0.8 million due primarily to lower payroll and related costs. Our Access Financial Solutions segment's selling and administrative expenses decreased $0.6 million due primarily to decreases in bad debt provisions reflecting lower origination activity and the reduced non-monetized portfolio exposure, which was partially offset by an increase in contract services expenses. Our general corporate selling, administrative and product development expenses increased $1.4 million primarily due to incentive-based accruals and higher payroll and related costs, which were partially offset by reductions in bad debt provisions, depreciation expense and computer software costs.

During the first nine months of fiscal 2003, we incurred approximately $3.0 million of the pre-tax charge related to the temporarily idling of our Bedford, Pennsylvania facility, discussed above, consisting of an accrual for termination benefit costs and relocation costs and charges related to relocating certain plant assets and start-up costs. We reported $2.6 million in restructuring costs and $0.3 million in cost of sales. During the first nine months of fiscal 2003, we paid and charged $0.8 million of termination benefits and relocation costs against the accrued liability.

During the first nine months of fiscal 2003, we incurred $0.2 million of the pre-tax charge related to our closure of the Orrville, Ohio facility, discussed above, consisting of production relocation costs, which were reported in cost of sales. In addition, during the first nine months of fiscal 2003, we paid and charged $1.0 million of termination benefits and lease termination costs against the accrued liability. Through the first nine months of fiscal 2003, we incurred $6.9 million of the pre-tax charge consisting of an accrual of $1.2 million for termination benefit costs and a $4.9 million asset write-down and $0.9 million of production relocation costs.

The increase in interest expense of $6.6 million for the first nine months of fiscal 2003 was primarily due to the interest expense associated with our limited recourse and non-recourse monetizations, increased rates on our senior subordinated debt and higher short-term rates on our senior credit facilities.

Our miscellaneous income (deductions) category included currency gains of $6.1 million in the first nine months of fiscal 2003 compared to losses of $0.5 million in the corresponding prior year period. The increase in currency gains is primarily attributable to the significant weakening of the U.S. dollar against the Euro, British pound and Australian dollar during the first nine of fiscal 2003.

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

Goodwill: We perform a goodwill impairment test on at least an annual basis and more frequently in certain circumstances. We cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill that totaled $29.5 million at April 30, 2003 and $28.8 million at July 31, 2002. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in a relationship with a significant customer.

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

Revenue Recognition: Sales of equipment and service parts are generally unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are "free-on-board" shipping point (FOB shipping point). However, certain sales may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the units and risks of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order. During the first nine months of fiscal 2003, approximately 2% of our sales were invoiced and the revenue recognized prior to customers taking physical possession.

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

FINANCIAL CONDITION

Cash flow used in operating activities was $100 million for the first nine months of fiscal 2003 compared to cash generated of $52.6 million in the comparable period of fiscal 2002. The decrease in cash generated from operations for fiscal 2003 primarily resulted from lower trade account payables largely resulting from the timing of payments and increased finance receivables resulting from new originations. During the first nine months of fiscal 2003, we monetized $95.1 million in finance receivables through syndications. In addition, the first nine months of fiscal 2003 includes $6.2 million received from the early termination of our $87.5 million notional interest rate swap agreement. See the discussion below.

Investing activities during the first nine months of fiscal 2003 used $6.6 million of cash compared to $9.7 million used for the first nine months of fiscal 2002. The decrease in cash usage was principally due to lower expenditures for equipment held for rental and property, plant and equipment during the first nine months of fiscal 2003 partially offset by a decrease in sales of equipment held for rental during the first nine months of fiscal 2003 compared to the corresponding prior year period.

Financing activities provided cash of $114.3 million for the first nine months of fiscal 2003 compared to $48 million used for the first nine months of fiscal 2002. The increase in cash provided by financing activities was largely attributable to increased debt used to finance working capital requirements as discussed above.

The following table provides a summary of our contractual obligations (in thousands) at April 30, 2003:

                                                                       Payments Due by Period
                                                         --------------------------------------------------
                                                         Less than                                 After 5
                                             Total        1 Year      1-3 Years     4-5 Years       Years
                                           ---------     --------     ---------     ---------     ---------
Short and long-term debt (a)               $ 212,918     $    912     $  31,911     $  1,635      $ 178,460
Limited recourse debt                        164,653       50,980        68,223       40,352          5,098
Operating leases (b)                          26,527        5,656        10,819        7,561          2,491
                                           ---------     --------     ---------     --------      ---------
     Total contractual obligations         $ 404,098     $ 57,548     $ 110,953     $ 49,548      $ 186,049
                                           =========     ========     =========     ========      =========

(a) Included in long-term debt is our secured revolving credit facility with a group of financial institutions that provide an aggregate commitment of $250 million. We also have a $25 million secured bank revolving line of credit with a term of one year, renewable annually. The credit facilities contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth. If we were to become in default of these covenants, the financial institutions could call the loans. In connection with the sale of $125 million of senior unsecured notes, our revolving credit facilities were amended to, among other things, reduce the commitment under our $250 million revolving credit facility to $150 million. See discussion below.

(b) In accordance with SFAS No. 13, "Accounting for Leases," operating lease obligations are not reflected in the balance sheet.

The following table provides a summary of our other commercial commitments (in thousands) at April 30, 2003:

                                                            Amount of Commitment Expiration Per Period
                                                        --------------------------------------------------
                                             Total
                                            Amounts     Less than                                  Over 5
                                           Committed     1 Year       1-3 Years     4-5 Years      Years
                                           ---------    ---------     ---------     ---------     --------
Standby letters of credit                  $   4,132     $ 4,132      $      --     $      --     $     --
Guarantees (a)                               115,711          84         36,325        61,398       17,904
                                           ---------     -------      ---------     ---------     --------
     Total commercial commitments          $ 119,843     $ 4,216      $  36,325     $  61,398     $ 17,904
                                           =========     =======      =========     =========     ========

(a) We discuss our guarantee agreements in Note 12 of Notes to Condensed Consolidated Financial Statements of this report.

Our principle sources of liquidity are cash generated from operations, borrowings under our credit facilities and monetizations of finance receivables.

Subsequent to the third quarter, in May 2003, we sold $125 million principal amount of our 8 1/4% senior unsecured notes due 2008. To allow the issuance of the senior unsecured notes, we entered into amendments, which became effective concurrently with the closing of the senior unsecured notes, to our $250 million revolving credit facility and $25 million overdraft facility that give us greater flexibility with respect to certain financial ratios and reduce the maximum borrowings available under the $250 million facility to $150 million. The net proceeds of the offering were used to repay outstanding debt under our $150 million revolving credit facility with the balance to be used for general corporate purposes. As of April 30, 2003, we had unused credit lines totaling $244.7 million, which does not take into consideration the $100 million reduction to the revolving credit facility that became effective in May 2003. In order to meet our future cash requirements, we intend to borrow under our credit facilities and to use internally generated funds and unallocated proceeds from the sale of the senior unsecured notes. Availability of these credit lines depends upon our continued compliance with certain covenants, including certain financial ratios. We are currently in compliance with all financial covenants, including negative covenants, in our senior credit facilities.

We also borrow under our credit lines to fund originations of customer finance receivables in our Access Financial Solutions segment. Our senior lenders have agreed to permit Access Financial Solutions to originate and have outstanding no more than $150 million in finance receivables, other than pledged receivables that secure on-balance sheet, limited recourse and non-recourse monetization transactions. As of April 30, 2003, we had finance receivables outstanding of $28.9 million. Our business plan anticipates that we will originate substantially more than $150 million in finance receivables. Accordingly, our plan requires that we be able to monetize our finance receivables through various means, including syndications, securitizations or other limited or non-recourse transactions. We do not have in place any guaranteed facility to monetize all of our finance receivables, and there can be no assurance that we will be able to monetize sufficient finance receivables to avoid being constrained by the $150 million limit imposed in our senior credit facilities. However, during the first nine months of fiscal 2003 and during all of fiscal 2002, we monetized $95.1 million and $101.7 million, respectively, in finance receivables through syndications. And, we are continuing to examine other alternatives for Access Financial Solutions, including programs with third-party commercial finance providers which would offer a consistent source of financing to our customers that meet agreed upon credit criteria and thereby reduce the amount of finance receivables that we would generate.

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements of this report, we are a party to multiple agreements whereby we guarantee $115.7 million in indebtedness of others. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Manufacturers Alliance/MAPI reports that the overhang of excess capacity in most industries, coupled with the loss of confidence by business leaders due to external factors such as war, is restraining the strength of capital spending recovery in this cycle. In addition, as we have said throughout this recessionary period, our customers' ability to refresh their fleets continues to depend on recovery in non-residential construction, available financing and used equipment pricing.

While non-residential construction, one of our leading indicators, remains sluggish, we are encouraged by recent reports that calendar 2003 is expected to be a transition year for non-residential construction with relatively stable levels anticipated in 2004. We are encouraged by recent reports of increasing activity in non-residential projects.

According to a recent report by the Chief Economist with the American Institute of Architects, commercial and industrial sectors are going through some changes that will ensure better performance next year with the institutional sector seeing relatively stable levels in construction for the remainder of 2003 and through 2004.

Of key importance, is our ongoing ability to supply our customers not only with premium products, but also with value-added services, including ongoing successful monetization transactions from Access Financial Solutions. We will continue to focus on strengthening our relationships with some of our key funding sources to enhance our ability to consistently satisfy our customers' needs for equipment financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage exposure to these risks principally through our regular operating and financing activities.

We are exposed to changes in interest rates as a result of our outstanding debt. In June 2002, we entered into an $87.5 million notional fixed-to-variable interest rate swap agreement with a fixed rate receipt of 8 3/8% in order to mitigate our interest rate exposure. The basis of the variable rate paid was the London Interbank Offered Rate (LIBOR) plus 2.76%. During the third quarter of fiscal 2003, we terminated this $87.5 million notional interest rate swap agreement, which resulted in a deferred gain of $6.2 million. This $6.2 million deferred gain will offset interest expense over the remaining life of the debt. At April 30, 2003, we had no interest rate swap agreements outstanding. Total interest bearing liabilities at April 30, 2003 consisted of $30.3 million in variable-rate borrowing and $347.3 million in fixed-rate borrowing. At the current level of variable rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $0.1 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed-rate debt.

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. as of April 30, 2003, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended April 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

                                                       /s/ Ernst & Young LLP
Baltimore, Maryland
May 14, 2003

PART II      OTHER INFORMATION

ITEMS 1 - 5

None/not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

         4 Indenture dated as of May 5, 2003, by and among JLG Industries, Inc., the Note Guarantors party thereto, and The Bank of New York, as Trustee.

         10 Amendment number three under Amended and Restated Credit Agreement, dated April 28, 2003, by and among, JLG Industries, Inc., JLG Equipment Services, Inc., JLG Manufacturing, LLC, Fulton International, Inc., Gradall Industries, Inc., The Gradall Company, Access Financial Solutions, Inc., JLG Europe BV, JLG Manufacturing Europe BVBA as Borrowers, the Lenders (as defined herein), Wachovia Bank, National Association, as Administrative Agent and Documentation Agent, and Bank One, Michigan, as Syndication Agent.

         12       Statement Regarding Computation of Ratios

         15       Letter re: Unaudited Interim Financial Information

         99.1 Cautionary Statements Pursuant to the Securities Litigation Reform Act

         99.2     Certification of the Chief Executive Officer

         99.3     Certification of the Chief Financial Officer

(b) We filed a Current Report on Form 8-K on February 26, which included our Press Release dated February 24, 2003. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits). We filed a Current Report on Form 8-K on April 25, 2003, which included our Press Release dated April 25, 2003. The items reported on such Form 8-K were
    Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits). We filed a Current Report on Form 8-K on April 29, 2003, which included our Press Release dated April 29, 2003. The items reported on such Form 8-K were
    Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits). We filed a Current Report on Form 8-K on April 29, 2003. The item reported on such Form 8-K was Item 5. (Other Events).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             JLG INDUSTRIES, INC.
                                             (Registrant)

Date: May 29, 2003                           /s/ James H. Woodward, Jr.
                                             ---------------------------------
                                             James H. Woodward, Jr.
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

Date: May 29, 2003                           /s/ John W. Cook
                                             ---------------------------------
                                             John W. Cook
                                             Chief Accounting Officer
                                             (Chief Accounting Officer)

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

                                 Date: May 29, 2003

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

                            Date: May 29, 2003

                            /s/ James H. Woodward, Jr.
                            --------------------------
                            James H. Woodward, Jr.
                            Executive Vice President and Chief Financial Officer