Form 10-K/A
period 2002-07-31
JLG INDUSTRIES INC
filed 2003-07-30
CIK 216275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K/A

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
                    For the fiscal year ended July 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
                   For the transition period from___________to

                         Commission file number: 1-12123

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

                                Explanatory Note

JLG Industries, Inc. (the "Registrant") is hereby amending its Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (the "Form 10-K") to correct immaterial typographical errors and to delete from the Form 10-K certain supplemental non-GAAP financial measures presented in the report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the note captioned "Supplemental Information" to the Registrant's Consolidated Financial Statements. In addition, the report of Ernst & Young LLP, the Registrant's independent auditors, is being amended solely to acknowledge that, as reflected in the notes to the Registrant's Consolidated Financial Statements, the Registrant adopted Financial Accounting Statement No. 142, "Goodwill and Other Intangible Assets" as of August 1, 2001.

The Form 10-K and the Consolidated Financial Statements of the Registrant included therein were prepared in accordance with and complied with the rules and regulations of the Securities and Exchange Commission (the "Commission") in effect at the time of the filing of the Form 10-K. However, the Commission recently adopted new Regulation G concerning the use of non-GAAP measures. This new requirement is applicable to annual and quarterly reports filed under the Securities Exchange Act of 1934, as amended, with respect to fiscal periods ending after March 28, 2003, and annual and quarterly reports for periods prior to the effective time of the new rule if they are incorporated by reference in a registration statement on Form S-4 filed after March 28, 2003.

This amendment is being made solely for purposes of conforming the information presented in the Form 10-K to the requirements of Regulation G and including the auditor's acknowledgement of the Registrant's adoption of FAS No. 142 in order to enable the Company to incorporate the Form 10-K in a Form S-4 registration statement being filed promptly following the filing of this amendment. No changes are being made to the Registrant's Consolidated Financial Statements other than the deletion of the non-GAAP financial information as described above.

                                TABLE OF CONTENTS

ITEM

                                                  PART I

1.     BUSINESS....................................................................................    1
           Products and Services...................................................................    1
           Segment Information.....................................................................    3
           Marketing and Distribution..............................................................    3
           Product Development.....................................................................    3
           Competition.............................................................................    3
           Material and Supply Arrangements........................................................    3
           Product Liability.......................................................................    4
           Employees...............................................................................    4
           Environmental...........................................................................    4
           Foreign Operations......................................................................    4
           Executive Officers of the Registrant....................................................    5
2.     PROPERTIES..................................................................................    6
3.     LEGAL PROCEEDINGS...........................................................................    6
4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................    6

                                                 PART II

5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS...........................................................    7
6.     SELECTED FINANCIAL DATA.....................................................................    8
7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................................   10
           Results of Operations...................................................................   10
           Critical Accounting Policies and Estimates..............................................   13
           Financial Condition.....................................................................   14
           Outlook.................................................................................   16
           Market Risk.............................................................................   16
8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................   18
           Consolidated Balance Sheets.............................................................   18
           Consolidated Statements of Income.......................................................   19
           Consolidated Statements of Shareholders' Equity.........................................   20
           Consolidated Statements of Cash Flows...................................................   21
           Notes to Consolidated Financial Statements..............................................   22
           Report of Management ...................................................................   42
           Report of Independent Auditors..........................................................   43
9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE....................................................   44

                                                 PART III

10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................   44
11.    EXECUTIVE COMPENSATION......................................................................   44
12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT...........................................................................   44
13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................   44

                                                 PART IV

14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K......................................................................   44
           Financial Statement Schedule............................................................   44
           Exhibits................................................................................   44
           Reports on Form 8-K.....................................................................   46
SIGNATURES ........................................................................................   47

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

As another service to our customers, we have a rental fleet of over 900 units that we deploy in North America to support our rental company customer demands for rent-to-purchase financing and short-term rental contracts. Through a joint venture, we also operate a smaller rental fleet in Europe. Both of these operations are designed as rent-to-rent fleets to support, rather than compete with, our rental company customers. This program offers added fleet management flexibility for our rental company customers by making additional machines available on short term leases to meet levels of peak demand or needs of particular large projects. Also internationally, we operate a small fleet of service vehicles that is a prototype for a similar service business that we plan to launch in North America under the name ServicePlus(TM).

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

During fiscal 2002, we supported our customers in directly financing $112.8 million in sales, and arranging with or without credit enhancement by using third party financing for an additional $68.7 million in sales or nearly 18% and 11% of our total machinery sales, respectively. Our senior credit facility permits us to have up to $150 million of customer financing transactions outstanding at any time. So that we may continue to offer financing solutions to our customers, we intend to monetize a substantial portion of the receivables created by AFS through an on-going program of securitizations, syndications, limited recourse financings and other monetization transactions. During fiscal 2002, we monetized through seven different third parties approximately $101.7 million in finance receivables. In connection with some of these monetization transactions, we have limited recourse obligations relating to possible defaults by the obligors under the terms of the contracts which comprise the finance receivables. Depending on the nature of the AFS monetization transaction, we either retain servicing of the finance receivables and remit collections to the third party purchaser or lender, as the case may be, or we engage a third-party servicer. These monetization transactions allow us to provide on-going liquidity for our customer financing activities.

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
                                                  Officer (2001); prior to 2000, President and Chief
                                                  Executive Officer; prior to 2000, President and Chief
                                                  Operating Officer; prior to 1999, President, Dana
                                                  Corporation, Worldwide Filtration Products Group; prior
                                                  to 1997, Vice-President and General Manager, Dana
                                                  Corporation, North America Filtration Group.

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

Bedford, Pennsylvania (Sunnyside)          130,000 sq. ft.         Owned          Scissor lifts
Maasmechelen, Belgium                       80,000 sq. ft.         Leased         Scissor lifts, Telehandlers
New Philadelphia, Ohio                     430,000 sq. ft.         Owned          Excavators

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

------------------------------------------------------------------------------------------------------------
                                                                                        Average Shares
                                        Price per Share                                  Traded Daily
                      --------------------------------------------------------------------------------------
Quarter
Ended                              2002                        2001                   2002            2001
------------------------------------------------------------------------------------------------------------
                           High          Low            High            Low
October 31               $  11.82       $   8.98      $  13.94       $   9.44        97,390          175,214
January 31               $  11.65       $   9.55      $  15.13       $   9.63       123,154          156,848
April 30                 $  17.53       $  10.05      $  13.97       $  11.46       167,580          171,138
July 31                  $  16.46       $   9.00      $  12.35       $  10.77       182,215           97,781
------------------------------------------------------------------------------------------------------------

Our quarterly cash dividend rate is currently $.005 per share, or $.02 on an annual basis. The dividend rate was decreased to the current rate in November 2001, prior to which the quarterly rate had been $.01 per share.

As of September 12, 2002 there were approximately 2,000 shareholders of record of our capital stock and another 13,000 shareholders in street names.

For tabular information regarding securities authorized for issuance under equity compensation plans, see the note entitled "Stock Based Incentive Plans" of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

ITEM 6. SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY
(in thousands of dollars, except per share data and number of employees)

-----------------------------------------------------------------------------------------------------------------------
Years ended July 31                                                          2002             2001             2000
-----------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Net revenues                                                             $    770,070     $    963,872     $  1,056,168
Gross profit                                                                  132,087          188,794          231,086
Selling, administrative and
  product development expenses                                                (95,279)        (104,585)        (109,434)
Goodwill amortization                                                              --           (6,052)          (6,166)
Restructuring charge                                                           (6,091)          (4,402)              --
Income (loss) from operations                                                  30,717           73,755          115,486
Interest expense                                                              (16,255)         (22,195)         (20,589)
Other income (expense), net                                                     4,759            2,737            1,146
Income (loss) before taxes and cumulative effect of change in
  accounting principle                                                         19,221           54,297           96,043
Income tax (provision) benefit                                                 (6,343)         (20,091)         (35,536)
Income (loss) before cumulative effect of change in accounting
  principle                                                                    12,878           34,206           60,507
Cumulative effect of change in accounting principle                          (114,470)              --               --
Net (loss) income                                                            (101,592)          34,206           60,507
PER SHARE DATA
Earnings (loss) per common share before cumulative effect of
  change in accounting principle                                         $        .31     $        .81     $       1.39
Cumulative effect of change in accounting principle                             (2.72)              --               --
(Loss) earnings per common share                                                (2.41)             .81             1.39
Earnings (loss) per common share -- assuming dilution before
  cumulative effect of change in accounting principle                             .30              .80             1.37
Cumulative effect of change in accounting principle                             (2.65)              --               --
(Loss) earnings per common share -- assuming dilution                           (2.35)             .80             1.37
Cash dividends                                                                   .025              .04             .035
PERFORMANCE MEASURES (BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE)
Return on revenues                                                                1.7%             3.5%             5.7%
Return on average assets                                                          1.6%             4.4%             8.5%
Return on average shareholders' equity                                            3.8%            10.5%            20.8%
FINANCIAL POSITION
Working capital                                                          $    231,203     $    254,752     $    165,923
Current assets as a percent of current liabilities                                188%             250%             187%
Property, plant and equipment, net                                             84,370           98,403          105,879
Total assets                                                                  778,241          825,589          653,587
Total debt                                                                    279,329          299,187           98,302
Shareholders' equity                                                          236,042          333,441          324,051
Total debt as a percent of total capitalization                                    54%              47%              23%
Book value per share                                                             5.52             7.91             7.42
OTHER DATA
Product development expenditures                                         $     15,586     $     15,858     $     15,751
Capital expenditures, net of retirements                                       12,390           10,685           22,251
Net additions (retirements) to rental fleet                                     5,554           12,437           (8,016)
Depreciation and amortization                                                  20,959           28,775           25,970
Employees                                                                       2,801            3,300            3,770

This summary should be read in conjunction with Management's Discussion and Analysis. All share and per share data have been adjusted for the two-for-one stock splits distributed in April and October 1995, and the three-for-one stock split distributed in July 1996. Amounts subsequent to 1998 reflect the acquisition of Gradall Industries, Inc. in June 1999.

-------------------------------------------------------------------------------------------------------------------
   1999           1998           1997           1996           1995           1994           1993           1992
-------------------------------------------------------------------------------------------------------------------
$  720,224     $  530,859     $  526,266     $  413,407     $  269,211     $  176,443     $  123,034     $  110,479
   166,953        128,157        130,005        108,716         65,953         42,154         28,240         22,542

   (75,431)       (55,388)       (56,220)       (44,038)       (33,254)       (27,147)       (23,323)       (22,024)
      (750)            --             --             --             --             --             --             --
        --         (1,689)        (1,897)            --             --             --             --         (4,922)
    90,772         71,080         71,888         64,678         32,699         15,007          4,917         (4,404)
    (1,772)          (254)          (362)          (293)          (376)          (380)          (458)        (1,218)
     2,016           (356)          (288)         1,281            376            (24)           180           (149)

    91,016         70,470         71,238         65,666         32,699         14,603          4,639         (5,771)
   (29,745)       (23,960)       (25,090)       (23,558)       (11,941)        (5,067)        (1,410)         2,733

    61,271         46,510         46,148         42,108         20,758          9,536          3,229         (3,038)
        --             --             --             --             --             --             --             --
    61,271         46,510         46,148         42,108         20,758          9,536          3,229         (3,038)

$     1.40     $     1.07     $     1.06     $      .98     $      .49     $      .23     $      .08     ($     .07)
        --             --             --             --             --             --             --             --
      1.40           1.07           1.06            .98            .49            .23            .08           (.07)

      1.36           1.05           1.04            .96            .48            .23            .08           (.07)
        --             --             --             --             --             --             --             --
      1.36           1.05           1.04            .96            .48            .23            .08           (.07)
       .02            .02            .02           .015          .0092          .0083             --           .005

       8.5%           8.8%           8.8%          10.2%           7.7%           5.4%           2.6%          (2.8%)
      17.3%          17.9%          21.7%          28.5%          20.2%          12.1%           4.6%          (4.0%)
      28.1%          26.2%          33.6%          47.9%          37.1%          23.8%           8.5%          (7.9%)

$  176,315     $  122,672     $   84,129     $   71,807     $   45,404     $   32,380     $   26,689     $   33,304
       226%           248%           218%           226%           216%           208%           217%           268%
   100,534         57,652         56,064         34,094         24,785         19,344         13,877         13,511
   625,817        307,339        248,374        182,628        119,708         91,634         72,518         73,785
   175,793          3,708          3,952          2,194          2,503          7,578          4,471         12,553
   271,283        207,768        160,927        113,208         68,430         45,706         38,939         37,186
        39%             2%             2%             2%             4%            14%            10%            25%
      6.13           4.71           3.68           2.61           1.60           1.09            .89            .86

$    9,279     $    9,579     $    7,280     $    6,925     $    5,542     $    4,373     $    3,385     $    3,628
    24,838         13,577         29,757         16,668          8,618          7,762          3,570          1,364
     4,645          5,377         14,199          9,873          1,548          1,455            273          3,470
    19,530         15,750         10,389          6,505          3,875          2,801          2,500          2,569
     3,960          2,664          2,686          2,705          2,222          1,620          1,324          1,014

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the year ended July 31, 2002, our revenues were $770.1 million, down 20% from the $963.9 million reported for fiscal 2001. Our revenues for the year ended July 31, 2001 were $963.9 million, down 9% from the $1.056 billion reported for fiscal 2000.

The following tables outline our revenues by segment, product, and geography (in thousands) for the years ended July 31:

                                                         Years Ended July 31,
                                             ------------------------------------------
                                                 2002           2001           2000
                                                 ----           ----           ----
Segment:
  Machinery                                  $    621,283   $    835,893   $    931,048
  Equipment Services                              133,058        122,650        125,120
  Access Financial Solutions (a)                   15,729          5,329             --
                                             ------------------------------------------
                                             $    770,070   $    963,872   $  1,056,168
                                             ==========================================

Products:
  Aerial work platforms                      $    475,241   $    682,689   $    745,155
  Telehandlers                                     87,443         87,704        125,749
  Excavators                                       58,599         65,500         60,144
  After-sales service and support,
   including parts sales, and used and
   reconditioned equipment sales                  124,587        116,376        120,616
  Financial products (a)                           14,227          3,889             --
  Rentals                                           9,973          7,714          4,504
                                             ------------------------------------------
                                             $    770,070   $    963,872   $  1,056,168
                                             ==========================================

Geographic:
  United States                              $    556,252   $    709,412   $    805,955
  Europe                                          167,940        187,924        178,230
  Other                                            45,878         66,536         71,983
                                             ------------------------------------------
                                             $    770,070   $    963,872   $  1,056,168
                                             ==========================================

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

We reported net income, before the cumulative effect of change in accounting principle related to the adoption of SFAS No. 142, of $12.9 million, or $.30 per share on a diluted basis, for fiscal 2002, compared to net income of $34.2 million, or $.80 per share on a diluted basis, for fiscal 2001, and $60.5 million, or $1.37 per share on a diluted basis, for fiscal 2000. As discussed above and more fully described in the note to our consolidated financial statements entitled "Repositioning and Restructuring Costs," earnings for 2002 and 2001 included charges of $6.7 million ($4.5 million net of tax) and of $15.8 million ($10.0 million net of tax), respectively, related to repositioning our operations to more appropriately align our costs with our business activity.

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

The following table provides a summary of our contractual obligations (in thousands) at July 31, 2002:

                                                                   Payments Due by Period
                                         ----------------------------------------------------------------------------
                                                            Less than                                       After 5
                                            Total            1 Year         1-3 Years       4-5 Years        Years
                                         -------------     -----------    ------------    ------------    -----------
Short and long-term debt (a)             $     191,758     $    14,427    $        394    $        278    $   176,659
Limited recourse debt                           87,571          34,850          28,878          22,053          1,790
Operating leases (b)                            32,940           6,056          11,099          12,984          2,801
                                         -------------     -----------    ------------    ------------    -----------
     Total contractual obligations       $     312,269     $    55,333    $     40,371    $     35,315    $   181,250
                                         =============     ===========    ============    ============    ===========

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

The following table provides a summary of our other commercial commitments (in thousands) at July 31, 2002:

                                                                 Amount of Commitment Expiration Per Period
                                                         -----------------------------------------------------------
                                             Total
                                            Amounts       Less than                                       Over 5
                                           Committed        1 Year        1-3 Years       4-5 Years        Years
                                          -----------    -----------     -----------     -----------    ------------
Standby letters of credit                 $     2,411    $     2,411     $        --     $        --    $         --
Guarantees (a)                                104,264            597          18,443          60,232          24,992
                                          -----------    -----------     -----------     -----------    ------------
     Total commercial commitments         $   106,675    $     3,008     $    18,443     $    60,232    $     24,992
                                          ===========    ===========     ===========     ===========    ============

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

We also borrow under our credit lines to fund originations of customer finance receivables in our Access Financial Solutions segment. Our senior lenders have agreed to permit Access Financial Solutions to originate and have outstanding no more than $150 million in finance receivables, other than pledged receivables that secure on-balance sheet, limited recourse and non-recourse monetizations. Our business plan anticipates that we will originate substantially more than $150 million in finance receivables. Accordingly, our plans require that we be able to monetize our finance receivables through various means, including syndications, securitizations or other limited or non-recourse transactions. We do not have in place any guaranteed facility to monetize all of our finance receivables, and there can be no assurance that we will be able to monetize sufficient finance receivables to avoid being constrained by the $150 million limit imposed in our senior credit facilities. However, during fiscal 2002, we monetized approximately $101.7 million in finance receivables, and we are continuing to examine other financing and monetization alternatives for Access Financial Solutions.

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

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS

                                                                                                          July 31
                                                                                                ---------------------------
(in thousands, except per share data)                                                             2002               2001
---------------------------------------------------------------------------------------------------------------------------
ASSETS                  Current Assets
                        Cash and cash equivalents                                               $  6,205           $  9,254
                        Accounts receivable, less allowance for doubtful accounts
                          of $7,072 in 2002 and $5,586 in 2001                                   227,809            189,913
                        Finance receivables, less provision for losses of $2,381 in 2002
                          and $958 in 2001                                                        27,529             16,760
                        Pledged finance receivables                                               34,985                 --
                        Inventories                                                              165,536            189,841
                        Other current assets                                                      31,042             18,787
                                                                                                ---------------------------
                            Total Current Assets                                                 493,106            424,555
                        Property, Plant and Equipment                                             84,370             98,403
                        Equipment Held for Rental, net of accumulated depreciation
                          of $5,878 in 2002 and $4,409 in 2001                                    20,979             20,002
                        Finance receivables, less current portion                                 45,412            115,071
                        Pledged finance receivables, less current portion                         53,703                 --
                        Goodwill, net of accumulated amortization of $12,968 in 2002
                          and 2001                                                                28,791            140,164
                        Other assets                                                              51,880             27,394
                                                                                                ---------------------------
                                                                                                $778,241           $825,589
                                                                                                ===========================
LIABILITIES AND         Current Liabilities
SHAREHOLDERS'             Short-term debt                                                       $ 13,934           $ 21,685
EQUITY                    Current portion of long-term debt                                          493                508
                          Current portion of limited recourse debt                                34,850                 --
                          Accounts payable                                                       129,317             76,723
                          Accrued expenses                                                        83,309             70,887
                                                                                                ---------------------------
                            Total Current Liabilities                                            261,903            169,803
                        Long-term debt, less current portion                                     177,331            276,994
                        Limited recourse debt, less current portion                               52,721                 --
                        Accrued post-retirement benefits                                          24,989             23,757
                        Other long-term liabilities                                               10,807              9,601
                        Provisions for contingencies                                              14,448             11,993
                        Shareholders' Equity
                          Capital stock:
                          Authorized shares: 100,000 at $.20 par value
                          Issued and outstanding shares:  2002 - 42,728 shares;
                            2001 -  42,144 shares                                                  8,546              8,429
                          Additional paid-in capital                                              18,846             14,256
                          Retained earnings                                                      216,957            319,607
                          Unearned compensation                                                   (1,649)            (3,377)
                          Accumulated other comprehensive income                                  (6,658)            (5,474)
                                                                                                ---------------------------
                            Total Shareholders' Equity                                           236,042            333,441
                                                                                                ---------------------------
                                                                                                $778,241           $825,589
                                                                                                ===========================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                           Years Ended July 31
                                                              -------------------------------------------
(in thousands, except per share data)                            2002             2001            2000
---------------------------------------------------------------------------------------------------------
Revenues
  Net sales                                                   $  745,870        $ 952,269      $1,051,664
  Financial products                                              14,227            3,889              --
  Rentals                                                          9,973            7,714           4,504
                                                              -------------------------------------------
                                                                 770,070          963,872       1,056,168

Cost of sales                                                    637,983          775,078         825,082
                                                              -------------------------------------------
Gross profit                                                     132,087          188,794         231,086

Selling and administrative expenses                               79,693           89,145          94,104
Product development expenses                                      15,586           15,440          15,330
Goodwill amortization                                                 --            6,052           6,166
Restructuring charges                                              6,091            4,402              --
                                                              -------------------------------------------
Income from operations                                            30,717           73,755         115,486

Interest expense                                                 (16,255)         (22,195)        (20,589)
Miscellaneous, net                                                 4,759            2,737           1,146
                                                              -------------------------------------------
Income before taxes and cumulative effect of change in
  accounting principle                                            19,221           54,297          96,043

Income tax provision                                               6,343           20,091          35,536
                                                              -------------------------------------------
Income before cumulative effect of change in
  accounting principle                                            12,878           34,206          60,507

Cumulative effect of change in accounting principle             (114,470)              --              --
                                                              -------------------------------------------
Net (loss) income                                             $ (101,592)       $  34,206      $   60,507
                                                              ===========================================
Earnings (loss) per common share:
  Earnings per common share before cumulative effect
    of change in accounting principle                         $      .31        $     .81      $     1.39
  Cumulative effect of change in accounting principle              (2.72)              --              --
                                                              -------------------------------------------
    (Loss) earnings per common share                          $    (2.41)       $     .81      $     1.39
                                                              ===========================================
Earnings (loss) per common share -- assuming
  dilution:
  Earnings per common share -- assuming dilution
    before cumulative effect of change in accounting
    principle                                                 $      .30        $     .80      $     1.37
  Cumulative effect of change in accounting principle              (2.65)              --              --
                                                              -------------------------------------------
  (Loss) earnings per common share -- assuming
    dilution                                                  $    (2.35)       $     .80      $     1.37
                                                              ===========================================
Cash dividends per share                                      $     .025        $     .04      $     .035
                                                              ===========================================
Weighted average shares outstanding                               42,082           42,155          43,687
                                                              ===========================================
Weighted average shares outstanding -
  assuming dilution                                               43,170           42,686          44,069
                                                              ===========================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             CapitalStock                                              Accumulated
                                           -----------------  Additional                                  Other           Total
                                                      Par       Paid-in    Retained      Unearned     Comprehensive   Shareholders'
(in thousands, except per share data)      Shares    Value      Capital    Earnings    Compensation   Income (Loss)      Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances at July 31, 1999                   44,250   $ 8,850  $   17,246  $  250,006   $     (1,324)  $      (3,495)  $     271,283
Comprehensive income:
  Net income for the year                                                     60,507
    Aggregate translation adjustment,
      net of deferred tax benefit of $334                                                                      (808)
    Minimum pension liability, net of
      deferred tax benefit of $262                                                                             (381)
Total comprehensive income                                                                                                   59,318
Dividends paid: $.035 per share                                               (1,547)                                        (1,547)
Purchase and retirement of common
  stock                                       (795)     (159)     (6,630)                                                    (6,789)
Shares issued under employee
  stock plans                                  193        38       1,655                     (1,616)                             77
Tax benefit related to exercise of
  nonqualified stock options                                         243                                                        243
Amortization of unearned compensation                                                         1,466                           1,466
                                           ----------------------------------------------------------------------------------------
Balances at July 31, 2000                   43,648     8,729      12,514     308,966         (1,474)         (4,684)        324,051
                                           ----------------------------------------------------------------------------------------
Comprehensive income:
  Net income for the year                                                     34,206
    Aggregate translation adjustment,
      net of deferred tax benefit of $334                                                                      (909)
    Minimum pension liability, net of
      deferred tax benefit of $82                                                                               119
Total comprehensive income                                                                                                   33,416
Dividends paid: $.04 per share                                                (1,699)                                        (1,699)
Purchase and retirement of common
  stock                                     (1,672)     (334)                (21,866)                                       (22,200)
Shares issued under employee
  stock plans                                  168        34       1,506                     (2,558)                         (1,018)
Tax benefit related to exercise of
  nonqualified stock options                                         236                                                        236
Amortization of unearned compensation                                                           655                             655
                                           ----------------------------------------------------------------------------------------
Balances at July 31, 2001                   42,144     8,429      14,256     319,607         (3,377)         (5,474)        333,441
                                           ----------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss for the year                                                     (101,592)
    Aggregate translation adjustment,
      net of deferred tax benefit of $334                                                                      (753)
    Minimum pension liability, net of
      deferred tax benefit of $232                                                                             (431)
Total comprehensive loss                                                                                                   (102,776)
Dividends paid: $.025 per share                                               (1,058)                                        (1,058)
Shares issued under employee
  stock plans                                  584       117       1,876                         29                           2,022
Tax benefit related to exercise of
  nonqualified stock options                                       2,714                                                      2,714
Amortization of unearned compensation                                                         1,699                           1,699
                                           ----------------------------------------------------------------------------------------
Balances at July 31, 2002                   42,728   $ 8,546  $   18,846  $  216,957   $     (1,649)  $      (6,658)  $     236,042
                                           ========================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended July 31
                                                                           --------------------------------------------
(in thousands)                                                                  2002            2001             2000
-----------------------------------------------------------------------------------------------------------------------
OPERATIONS              Net (loss) income                                  $ (101,592)      $   34,206       $   60,507
                        Adjustments to reconcile net income to
                          cash flow from operating activities:
                            Gain on sale of joint venture                          --           (1,008)              --
                            Loss on sale of property, plant and
                              equipment                                           392            2,770              552
                            Gain on sale of equipment held for rental          (8,049)          (3,371)         (16,649)
                            Non-cash charges and credits:
                              Cumulative effect of change in
                                accounting principle                          114,470               --               --
                              Depreciation and amortization                    20,959           28,775           25,970
                              Provision for self-insured losses                 7,943            6,450            5,669
                              Deferred income taxes                            (4,635)          (2,017)          (5,414)
                              Other                                             3,689            2,163            2,337
                          Changes in selected working capital
                            items:
                              Accounts receivable                             (40,110)         (18,949)         (11,954)
                              Inventories                                      24,462          (41,807)         (22,447)
                              Accounts payable                                 52,685          (39,897)          37,825
                              Other operating assets and liabilities           15,194           (2,900)          11,719
                          Changes in finance receivables                      (34,177)        (132,790)              --
                          Changes in other assets and liabilities             (28,136)          (5,722)           1,471
                                                                           --------------------------------------------
                        Cash flow from operating activities                    23,095         (174,097)          89,586

INVESTMENTS             Purchases of property, plant and equipment            (12,954)         (15,787)         (22,862)
                        Proceeds from the sale of property, plant
                          and equipment                                           172              416               59
                        Purchases of equipment held for rental                (26,429)         (33,406)         (29,024)
                        Proceeds from the sale of equipment held
                          for rental                                           28,924           31,251           53,689
                        Proceeds from sale of joint venture                        --            4,000               --
                        Other                                                     405           (5,540)              --
                                                                           --------------------------------------------
                        Cash flow from investing activities                    (9,882)         (19,066)           1,862

FINANCING               Net (decrease) increase in short-term debt             (7,771)          13,009            5,865
                        Issuance of long-term debt                            617,000          571,505          355,087
                        Repayment of long-term debt                          (717,572)        (383,629)        (438,443)
                        Issuance of limited recourse debt                      90,214               --               --
                        Payment of dividends                                   (1,058)          (1,699)          (1,547)
                        Purchase of common stock                                   --          (22,201)          (6,789)
                        Exercise of stock options and issuance
                           of restricted awards                                 3,732             (126)           1,544
                                                                           --------------------------------------------
                        Cash flow from financing activities                   (15,455)         176,859          (84,283)

CURRENCY ADJUSTMENTS    Effect of exchange rate changes
                          on cash                                                (807)             102             (742)

CASH                    Net change in cash and cash equivalents                (3,049)         (16,202)           6,423
                        Beginning balance                                       9,254           25,456           19,033
                                                                           --------------------------------------------
                        Ending balance                                     $    6,205       $    9,254       $   25,456
                                                                           ============================================

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

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the LIFO (last-in, first-out) method.

Our inventories consist of the following at July 31:

---------------------------------------------------------------------------------------------
                                                                2002                  2001
---------------------------------------------------------------------------------------------
Finished goods                                               $  104,680             $ 137,500
Raw materials and work in process                                65,579                56,185
                                                             --------------------------------
                                                                170,259               193,685
Less LIFO provision                                               4,723                 3,844
                                                             --------------------------------
                                                             $  165,536             $ 189,841
                                                             ================================

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

IMPAIRMENT OF LONG-LIVED ASSETS

We account for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." We review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate whether an impairment exists on the basis of undiscounted expected future cash flows from operations for the remaining amortization period. If an impairment exists, the asset is reduced by the estimated shortfall of discounted cash flows.

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

FINANCE RECEIVABLES

Finance receivables represent sales-type leases resulting from the sale of our products. Our net investment in finance receivables was as follows at July 31:

--------------------------------------------------------------------------------------------------------------
                                                                                  2002                 2001
--------------------------------------------------------------------------------------------------------------
Gross finance receivables                                                      $ 155,786             $ 123,124
Estimated residual value                                                          44,608                45,067
                                                                               ---------             ---------
                                                                                 200,394               168,191
Unearned income                                                                  (36,384)              (35,402)
                                                                               ---------             ---------
Net finance receivables                                                          164,010               132,789
Provision for losses                                                              (2,381)                 (958)
                                                                               ---------             ---------
                                                                               $ 161,629             $ 131,831
                                                                               =========             =========

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

For the twelve-month periods ended July 31:

2003                                                                           $  33,092
2004                                                                              35,147
2005                                                                              31,108
2006                                                                              29,174
2007                                                                              18,717
Thereafter                                                                         8,548
Residual value in equipment at lease end                                          44,608
Less: unearned finance income                                                    (36,384)
                                                                               ----------
Net investment in leases                                                       $ 164,010
                                                                               ==========

Provisions for losses on finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio.

PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment consists of the following at July 31:

--------------------------------------------------------------------------------------------------------------
                                                                                 2002                  2001
--------------------------------------------------------------------------------------------------------------
Land and improvements                                                          $   7,480             $   8,113
Buildings and improvements                                                        51,092                52,737
Machinery and equipment                                                          115,522               114,776
                                                                               ---------             ---------
                                                                                 174,094               175,626
Less allowance for depreciation                                                   89,724                77,223
                                                                               ---------             ---------
                                                                               $  84,370             $  98,403
                                                                               =========             =========

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

This table presents our comparative net income and earnings per common share before the cumulative effect of accounting change and goodwill amortization under SFAS No. 142 for the years ended July 31:

--------------------------------------------------------------------------------------------------------------
                                                                     2002              2001             2000
--------------------------------------------------------------------------------------------------------------
Reported income before cumulative effect of change in
  accounting principle                                            $    12,878        $ 34,206         $ 60,507
Add: goodwill amortization                                                 --           6,052            6,166
                                                                  --------------------------------------------
Adjusted income before cumulative effect of change
  in accounting principle                                              12,878          40,258           66,673
Cumulative effect of change in accounting principle                  (114,470)             --               --
                                                                  --------------------------------------------
Adjusted net (loss) income                                        $  (101,592)       $ 40,258         $ 66,673
                                                                  ============================================
Earnings per common share:
Reported earnings per common share before
  cumulative effect of change in accounting principle             $       .31        $    .81         $   1.39
Goodwill amortization                                                      --             .14              .14
                                                                  --------------------------------------------
Adjusted earnings per common share before
  cumulative effect of change in accounting principle                     .31             .95             1.53
Cumulative effect of change in accounting principle                     (2.72)             --               --
                                                                  --------------------------------------------
Adjusted (loss) earnings per common share                         $     (2.41)       $    .95         $   1.53
                                                                  ============================================
Earnings per common share - assuming dilution:
Reported earnings per common share - assuming
  dilution before cumulative effect of change in
  accounting principle                                            $       .30        $    .80         $   1.37
Goodwill amortization                                                      --             .14              .14
                                                                  --------------------------------------------
Adjusted earnings per common share - assuming
  dilution before cumulative effect of change in
  accounting principle                                                    .30             .94             1.51
Cumulative effect of change in accounting principle                     (2.65)             --               --
                                                                  --------------------------------------------
Adjusted (loss) earnings per common share -
  assuming dilution                                               $     (2.35)       $    .94         $   1.51
                                                                  ============================================

This table presents our reconciliation of the recorded goodwill during the period from July 31, 2001 to July 31, 2002:

Balance as of August 1, 2001                                                  $ 140,164
Additions                                                                         3,097
Impairment charge recorded                                                     (114,470)
                                                                              ---------
Balance as of July 31, 2002                                                   $  28,791
                                                                              =========

ACCRUED EXPENSES

Our accrued expenses consist of the following at July 31:

--------------------------------------------------------------------------------------------------------------
                                                                                  2002                  2001
--------------------------------------------------------------------------------------------------------------
Accrued taxes                                                                   $ 13,276              $  1,753
Accrued payroll and related taxes and benefits                                    13,169                15,898
Accrued warranty                                                                   9,375                 9,531
Current portion of product liability                                               6,723                 8,208
Accrued dealer costs                                                               6,463                 1,944
Accrued sales rebate                                                               4,697                 5,240
Accrued allowance for contingent liabilities                                       4,137                 4,564
Accrued interest                                                                   2,460                 1,937
Accrued commissions                                                                1,567                 2,518
Unearned income                                                                      421                 4,318
Other accrued expenses                                                            21,021                14,976
                                                                                ------------------------------
                                                                                $ 83,309              $ 70,887
                                                                                ==============================

OPERATING LEASES

Our total rental expense for operating leases was $9.2 million, $6.3 million and $3.4 million in 2002, 2001 and 2000, respectively. At July 31, 2002, our future minimum lease payments under operating leases amounted to $6.1 million, $5.8 million, $5.3 million, $7.5 million, $5.5 million and $2.8 million in 2003, 2004, 2005, 2006, 2007 and thereafter, respectively.

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

Our business segment information consisted of the following for the years ended July 31:

------------------------------------------------------------------------------------------------------------
                                                              2002                2001               2000
------------------------------------------------------------------------------------------------------------
Revenues:
  Machinery                                                 $ 621,283           $ 835,893         $  931,048
  Equipment Services                                          133,058             122,650            125,120
  Access Financial Solutions                                   15,729               5,329                 --
                                                            ------------------------------------------------
                                                            $ 770,070           $ 963,872         $1,056,168
                                                            ================================================

Segment profit (loss):
  Machinery                                                 $  29,038           $  78,501         $  118,994
  Equipment Services                                           24,686              25,268             37,761
  Access Financial Solutions                                    5,288                (223)                --
  General corporate                                           (33,347)            (30,797)           (41,269)
                                                            ------------------------------------------------
                                                            $  25,665           $  72,749         $  115,486
                                                            ================================================
Depreciation and amortization:
  Machinery                                                 $  14,994           $  23,344         $   21,289
  Equipment Services                                            3,613               2,917              3,174
  Access Financial Solutions                                      781               1,197                 --
  General corporate                                             1,571               1,317              1,507
                                                            ------------------------------------------------
                                                            $  20,959           $  28,775         $   25,970
                                                            ================================================
Expenditures for long-lived assets:
  Machinery                                                 $  12,350           $  14,324         $   28,258
  Equipment Services                                           22,236              26,154             23,352
  Access Financial Solutions                                    4,661               5,372                 --
  General corporate                                               136               3,343                276
                                                            ------------------------------------------------
                                                            $  39,383           $  49,193         $   51,886
                                                            ================================================
Assets:
  Machinery                                                 $ 462,399           $ 564,345         $  579,710
  Equipment Services                                           45,361              41,231             33,798
  Access Financial Solutions                                  187,153             137,136                 --
  General corporate                                            83,328              82,877             40,079
                                                            ------------------------------------------------
                                                            $ 778,241           $ 825,589         $  653,587
                                                            ================================================

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

Our revenues by product group consisted of the following for the years ended July 31:

------------------------------------------------------------------------------------------------------------
                                                              2002                2001               2000
------------------------------------------------------------------------------------------------------------
Aerial work platforms                                       $ 475,241           $ 682,689         $  745,155
Telehandlers                                                   87,443              87,704            125,749
Excavators                                                     58,599              65,500             60,144
After-sales service and support, including parts
   sales, and used and reconditioned equipment sales          124,587             116,376            120,616
Financial products                                             14,227               3,889                 --
Rentals                                                         9,973               7,714              4,504
                                                            ------------------------------------------------
                                                            $ 770,070           $ 963,872         $1,056,168
                                                            ================================================

We manufacture our products in the United States and Belgium and sell these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations.

Our revenues by geographic area consisted of the following for the years ended July 31:

------------------------------------------------------------------------------------------------------------
                                                               2002                2001              2000
------------------------------------------------------------------------------------------------------------
  United States                                             $ 556,252           $ 709,412         $  805,955
  Europe                                                      167,940             187,924            178,230
  Other                                                        45,878              66,536             71,983
                                                            ------------------------------------------------
                                                            $ 770,070           $ 963,872         $1,056,168
                                                            ================================================

INCOME TAXES

Our income tax provision consisted of the following for the years ended July 31:

------------------------------------------------------------------------------------------------------------
                                                              2002                 2001               2000
------------------------------------------------------------------------------------------------------------
United States:
   Current                                                  $  10,611           $  21,991         $   40,231
   Deferred                                                    (4,635)             (2,017)            (5,414)
                                                            ------------------------------------------------
                                                                5,976              19,974             34,817
                                                            ------------------------------------------------
Other countries:
   Current                                                        367                 117                719
                                                            ------------------------------------------------
                                                            $   6,343           $  20,091         $   35,536
                                                            ================================================

We made income tax payments of $0.9 million, $25.6 million and $34.0 million in 2002, 2001, and 2000, respectively.

The difference between the U.S. federal statutory income tax rate and our effective tax rate is as follows for the years ended July 31:

------------------------------------------------------------------------------------------------------------
                                                                  2002                2001              2000
------------------------------------------------------------------------------------------------------------
Statutory U.S. federal income tax rate                             35%                 35%                35%
Effect of export profits taxed at lower rates                      (5)                 (4)                (2)
Non-deductibility of goodwill                                      --                   4                  2
Other                                                               3                   2                  2
                                                                 -------------------------------------------
Effective tax rate                                                 33%                 37%                37%
                                                                 ===========================================

Our components of deferred tax assets and liabilities were as follows at July
31:

------------------------------------------------------------------------------------------------------------
                                                                                   2002               2001
------------------------------------------------------------------------------------------------------------
Future income tax benefits:
  Employee benefits                                                             $  15,859         $   16,208
  Contingent liabilities provisions                                                11,620             11,717
  Operating loss carryforwards                                                      3,481                 --
  Other                                                                             6,392              4,440
                                                                                ----------------------------
                                                                                   37,352             32,365
                                                                                ----------------------------
Deferred tax liabilities for
  depreciation and asset basis differences                                          8,938              8,586
                                                                                ----------------------------
Net deferred tax assets                                                         $  28,414         $   23,779
                                                                                ============================

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

Our equity compensation plans in effect as of July 31, 2002 are as follows:

----------------------------------------------------------------------------------------------------
                                                                                        Number of
                                                                                       Securities
                                                  Number of                             Remaining
                                              Securities to be       Weighted         Available for
                                                 Issued Upon          Average        Future Issuance
                                                 Exercise of      Exercise Price      Under Equity
                                                 Outstanding      of Outstanding       Compensation
               Plan Category                       Options           Options              Plans
----------------------------------------------------------------------------------------------------
Equity compensation plans approved by
  security holders                                  3,335             $12.40              3,646
Equity compensation plans not
  approved by security holders                         --                 --                 --
                                              ------------------------------------------------------
Total                                               3,335             $12.40              3,646
                                              ======================================================

Our outstanding options and transactions involving the plans are summarized as follows:

---------------------------------------------------------------------------------------------------------------------
                                                   2002                      2001                      2000
                                                   ----                      ----                      ----
                                                        Weighted                  Weighted                   Weighted
                                                         Average                   Average                    Average
                                                        Exercise                  Exercise                   Exercise
                                           Options        Price       Options       Price       Options        Price
---------------------------------------------------------------------------------------------------------------------
Outstanding options at the
  beginning of the year                      4,260      $  11.13        3,105     $  11.12        2,164      $  10.81
Options granted                                 42         11.30        1,298        11.06        1,092         11.11
Options canceled                              (336)        11.60          (92)       14.34          (50)        15.29
Options exercised                             (631)         4.16          (51)        2.62         (101)         2.35
                                           --------------------------------------------------------------------------
Outstanding options at the
  end of the year                            3,335      $  12.40        4,260     $  11.13        3,105      $  11.12
                                           ==========================================================================
Exercisable options at the
  end of the year                            2,174      $  13.03        2,278     $  10.63        1,561      $   8.73
                                           ==========================================================================

Our information with respect to stock options outstanding at July 31, 2002 is as follows:

                                    Options Outstanding                  Options Exercisable
                                    -------------------                  -------------------
                                          Weighted          Weighted                            Weighted
Range of Exercise        Number           Average           Average             Number          Average
      Prices          Outstanding     Remaining Life     Exercise Price      Exercisable     Exercise Price
-----------------------------------------------------------------------------------------------------------
$ 1.12 to $ 1.59           84               1                $ 1.25              84             $ 1.25
  2.93 to   3.30          123               2                  3.12             123               3.12
  5.64 to  10.91        1,861               8                 10.58             892              10.35
 11.30 to  14.75          602               6                 13.27             420              13.39
 17.31 to  17.69          249               6                 17.61             249              17.61
 18.09 to  21.94          416               7                 21.19             406              21.16

We have elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock options. Under this opinion, we do not recognize compensation expense arising from such grants because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net income and earnings per share has been determined as if we had accounted for our employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

------------------------------------------------------------------------------------
                                                         2002       2001       2000
------------------------------------------------------------------------------------
Volatility factor                                        .571       .596        .524
Expected life in years                                    3.0        4.9         3.9
Dividend yield                                            .18%       .36%        .40%
Interest rate                                            3.06%      4.57%       6.12%
Weighted average fair market value at date of grant     $4.56      $5.88       $5.06

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Our pro forma information follows for the years ended July 31:

---------------------------------------------------------------------------------------------
                                                           2002          2001         2000
---------------------------------------------------------------------------------------------
Net (loss) income                                      $  (104,455)   $   32,522   $   58,398
(Loss) earnings per common share                             (2.48)          .77         1.33
(Loss) earnings per common share - assuming dilution         (2.42)          .76         1.33

BASIC AND DILUTED EARNINGS PER SHARE

This table presents our computation of basic and diluted earnings per share for the years ended July 31:

------------------------------------------------------------------------------------------------
                                                                2002        2001         2000
------------------------------------------------------------------------------------------------
Income before cumulative effect of change in accounting
  principle                                                  $   12,878   $  34,206    $  60,507
Cumulative effect of change in accounting                      (114,470)         --           --
                                                             -----------------------------------
Net (loss) income                                            $ (101,592)  $  34,206    $  60,507
                                                             ===================================
Denominator for basic earnings per share - weighted
  average shares                                                 42,082      42,155       43,687
Effect of dilutive securities - employee stock options
  and unvested restricted shares                                  1,088         531          382
                                                             -----------------------------------
Denominator for diluted earning per share -
  weighted average shares adjusted for dilutive securities       43,170      42,686       44,069
                                                             ===================================
Earnings per common share before cumulative effect of
  change in accounting principle                             $      .31   $     .81    $    1.39
Cumulative effect of change in accounting principle               (2.72)         --           --
                                                             -----------------------------------
(Loss) earnings per common share                             $    (2.41)  $     .81    $    1.39
                                                             ===================================
Earnings per common share - assuming dilution before
  cumulative effect of change in accounting principle        $      .30   $     .80    $    1.37
Cumulative effect of change in accounting principle               (2.65)         --           --
                                                             -----------------------------------
(Loss) earnings per common share - assuming dilution         $    (2.35)  $     .80    $    1.37
                                                             ===================================

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

This table presents our defined benefit pension and postretirement plans' funded status and amounts recognized in our consolidated financial statements:

----------------------------------------------------------------------------------------------
                                                   Pension Benefits    Postretirement Benefits
                                                   ----------------    -----------------------
                                                   2002        2001        2002        2001
----------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year          $ 22,123    $ 22,530    $ 24,791    $ 23,456
Service cost                                        1,203       3,580       1,083         890
Interest cost                                       1,574       1,651       1,788       1,757
Change in assumptions                                 913      (1,109)         --          --
Change in participation                                --        (197)       (247)        (38)
Actuarial (gain)/loss                                 662         696       2,003         (20)
Benefits paid                                      (1,165)     (5,028)     (1,333)     (1,254)
                                                 --------------------------------------------
Benefit obligation at end of year                $ 25,310    $ 22,123    $ 28,085    $ 24,791
                                                 ============================================

Change in plan assets:
Fair value of plan assets at
  beginning of year                              $ 12,597    $ 11,144    $     --    $     --
Actual return on plan assets                         (242)      1,517          --          --
Contributions                                         941       4,964       1,333       1,254
Benefits paid                                      (1,165)     (5,028)     (1,333)     (1,254)
                                                 --------------------------------------------
Fair value of plan assets at end of year         $ 12,131    $ 12,597    $     --    $     --
                                                 ============================================

Funded status                                    $(13,179)   $ (9,526)   $(28,085)   $(24,791)
Unrecognized net actuarial (gain)/loss              2,807        (111)      5,387       3,721
Unrecognized transition obligation                     60          91         125         150
Unrecognized prior service cost                     1,023       1,279      (2,187)     (2,609)
                                                 --------------------------------------------
Accrued benefit cost                             $ (9,289)   $ (8,267)   $(24,760)   $(23,529)
                                                 ============================================

Amounts recognized in the consolidated
  balance sheet:
Accrued benefit cost                             $(10,396)   $ (8,710)   $(24,760)   $(23,649)
Intangible asset                                       --          --          --         120
Accumulated other comprehensive income              1,107         443          --          --
                                                 --------------------------------------------
Net amount recognized                            $ (9,289)   $ (8,267)   $(24,760)   $(23,529)
                                                 ============================================

Our components of pension and postretirement expense were as follows for the years ended July 31:

----------------------------------------------------------------------------------------------------
                                             Pension Benefits             Postretirement Benefits
                                             ----------------             -----------------------
                                        2002        2001      2000        2002       2001     2000
----------------------------------------------------------------------------------------------------
Service cost                           $ 1,203    $ 3,580    $ 1,773    $ 1,083    $   890   $   750
Interest cost                            1,574      1,651      1,504      1,788      1,757     1,542
Expected return                         (1,065)      (459)      (962)        --         --        --
Amortization of prior service cost         256        256        256       (421)        --        --
Amortization of transition
  obligation                                32         32         32         26         --        (9)
Amortization of net (gain)/loss            (37)        --         --         90         --        --
                                       -------------------------------------------------------------
                                       $ 1,963    $ 5,060    $ 2,603    $ 2,566    $ 2,647   $ 2,283
                                       =============================================================

Our weighted average actuarial assumptions as of July 31 were as follows:

-----------------------------------------------------------------------------------------
                                          Pension Benefits        Postretirement Benefits
                                          ----------------        -----------------------
                                        2002     2001    2000       2002    2001   2000
-----------------------------------------------------------------------------------------
Discount rate                          7.25%     7.5%    7.75%     7.25%    7.5%   7.75%
Expected return on plan assets          8.5%     8.5%     8.5%       --      --      --
Rate of compensation increase           4.5%     4.5%     4.5%       --      --      --

For measurement purposes, a 13% annual rate increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5% by 2012, and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the postretirement benefit reported as follows:

----------------------------------------------------------------
                                           One Percentage Point
                                          ----------------------
                                           Increase     Decrease
----------------------------------------------------------------
Postretirement benefit obligation           $3,210      $  2,719
Service and interest cost components        $  321      $    284

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

COMMITMENTS AND CONTINGENCIES

We are a party to personal injury and property damage litigation arising out of incidents involving the use of our products. Our insurance program for fiscal 2002 was comprised of a self-insured retention of $7 million for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $100 million in excess of the retention and primary coverage. We contract with an independent firm to provide claims handling and adjustment services. Our estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. We frequently review the methods of making such estimates and establishing the resulting accrued liability, and any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which we are aware, we established accrued liabilities of $18.8 million and $17.8 million at July 31, 2002 and 2001, respectively. These amounts are included in accrued expenses and provisions for contingencies on our Consolidated Balance Sheets. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely that we would experience losses that are materially in excess of such reserve amounts. The provisions for self-insured losses are included within cost of sales in our Consolidated Statements of Income. As of July 31, 2002 and 2001, there were $0.1 million and $0 of insurance recoverables or offset implications, respectively, and no claims by us being contested by insurers.

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

Our long-term debt was as follows at July 31:

-------------------------------------------------------------------------------------------
                                                                          2002       2001
-------------------------------------------------------------------------------------------
Revolving credit facilities due 2004 with an average interest rate
   of 4.9% at July 31, 2001                                             $     --   $275,000
8 3/8% senior subordinated notes due 2012                                175,000         --
Other                                                                      1,910      2,502
Fair value hedging adjustment                                                914         --
                                                                        -------------------
                                                                         177,824    277,502
Less current portion                                                         493        508
                                                                        -------------------
                                                                        $177,331   $276,994
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

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               As of July 31, 2002

                                         ------------------------------------------------------------------
                                                      Guarantor    Non-Guarantor  Other and    Consolidated
                                          Parent     Subsidiaries   Subsidiaries Eliminations      Total
-----------------------------------------------------------------------------------------------------------
ASSETS
  Accounts receivable - net              $ 204,161    $  19,215     $  37,857     $ (33,424)    $ 227,809
  Finance receivables - net                     --       73,138            --          (197)       72,941
  Pledged finance receivables                   --       88,688            --            --        88,688
  Inventories                               91,649       49,107        25,432          (652)      165,536
  Property, plant and equipment - net       31,376       46,874         6,548          (428)       84,370
  Equipment held for rental - net            4,263       16,373           488          (145)       20,979
  Investment in subsidiaries               248,114           --         2,659      (250,773)           --
  Other assets                              88,456       15,851        13,809          (198)      117,918
                                         ----------------------------------------------------------------
                                         $ 668,019    $ 309,246     $  86,793     $(285,817)    $ 778,241
                                         ================================================================

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Accounts payable and accrued
    expenses                             $ 158,046    $  31,035     $  44,902     $ (21,357)    $ 212,626
  Long-term debt, less current portion     177,309           22            --            --       177,331
  Limited recourse debt,
    less current portion                        --       52,721            --            --        52,721
  Other liabilities                       (108,932)     221,240        (1,492)      (11,295)       99,521
                                         ----------------------------------------------------------------
    Total liabilities                      226,423      305,018        43,410       (32,652)      542,199
                                         ----------------------------------------------------------------

  Shareholders' equity                     441,596        4,228        43,383      (253,165)      236,042
                                         ----------------------------------------------------------------
                                         $ 668,019    $ 309,246     $  86,793     $(285,817)    $ 778,241
                                         ================================================================

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               As of July 31, 2001

                                         ------------------------------------------------------------------
                                                      Guarantor   Non-Guarantor   Other and    Consolidated
                                          Parent     Subsidiaries  Subsidiaries  Eliminations      Total
-----------------------------------------------------------------------------------------------------------
ASSETS
  Accounts receivable - net              $ 173,232    $ (42,553)    $  91,893     $ (32,659)    $ 189,913
  Finance receivables - net                     --      131,831            --            --       131,831
  Inventories                              108,030       74,944         6,565           302       189,841
  Property, plant and equipment - net       35,942       61,402         1,543          (484)       98,403
  Equipment held for rental - net            3,544       15,484         1,550          (576)       20,002
  Investment in subsidiaries               218,336           --         2,251      (220,587)           --
  Other assets                              40,429      144,729        12,198        (1,757)      195,599
                                         ----------------------------------------------------------------
                                         $ 579,513    $ 385,837     $ 116,000     $(255,761)    $ 825,589
                                         ================================================================

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Accounts payable and accrued
    expenses                             $ 109,913    $  35,218     $  38,236     $ (35,757)    $ 147,610
  Long-term debt, less current portion     276,660          334            --            --       276,994
  Other liabilities                       (198,297)     229,795        35,111           935        67,544
                                         ----------------------------------------------------------------
    Total liabilities                      188,276      265,347        73,347       (34,822)      492,148
                                         ----------------------------------------------------------------

  Shareholders' equity                     391,237      120,490        42,653      (220,939)      333,441
                                         ----------------------------------------------------------------
                                         $ 579,513    $ 385,837     $ 116,000     $(255,761)    $ 825,589
                                         ================================================================

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        For the Year Ended July 31, 2002

                                         ---------------------------------------------------------------------
                                                      Guarantor    Non-Guarantor    Other and     Consolidated
                                          Parent     Subsidiaries   Subsidiaries   Eliminations       Total
--------------------------------------------------------------------------------------------------------------
Revenues                                 $ 520,349    $ 231,624      $ 101,169      $ (83,072)     $ 770,070
Gross profit (loss)                        125,928         (853)         5,867          1,145        132,087
Other expenses (income)                     87,539      139,084          8,374         (1,318)       233,679
Net income (loss)                        $  38,389    $(139,937)     $  (2,507)     $   2,463      $(101,592)

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        For the Year Ended July 31, 2001

                                         ------------------------------------------------------------------
                                                      Guarantor   Non-Guarantor   Other and    Consolidated
                                          Parent     Subsidiaries  Subsidiaries  Eliminations      Total
-----------------------------------------------------------------------------------------------------------
Revenues                                 $ 703,895    $ 241,441     $  73,367     $ (54,831)    $ 963,872
Gross profit (loss)                        194,528      (11,664)        6,005           (75)      188,794
Other expenses (income)                    132,496       29,044        (6,965)           13       154,588
Net income (loss)                        $  62,032    $ (40,708)    $  12,970     $     (88)    $  34,206

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        For the Year Ended July 31, 2000

                                         ------------------------------------------------------------------
                                                      Guarantor   Non-Guarantor   Other and    Consolidated
                                          Parent     Subsidiaries  Subsidiaries  Eliminations      Total
-----------------------------------------------------------------------------------------------------------
Revenues                                 $ 760,014    $ 284,471     $  45,141     $ (33,458)    $1,056,168
Gross profit (loss)                        210,277       15,715         6,966        (1,872)       231,086
Other expenses (income)                    148,769       30,118        (6,641)       (1,667)       170,579
Net income (loss)                        $  61,508    $ (14,403)    $  13,607     $    (205)    $   60,507

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the Year Ended July 31, 2002

                                         ------------------------------------------------------------------
                                                      Guarantor   Non-Guarantor   Other and    Consolidated
                                          Parent     Subsidiaries  Subsidiaries  Eliminations      Total
-----------------------------------------------------------------------------------------------------------
Cash flow from operating activities      $ 150,568    $(134,013)    $   2,138     $   4,402     $  23,095
Cash flow from investing activities        (31,138)      (3,260)       (5,181)       29,697        (9,882)
Cash flow from financing activities       (103,573)     119,873         1,609       (33,364)      (15,455)
Effect of exchange rate changes on cash      1,058         (431)         (109)       (1,325)         (807)
                                         ----------------------------------------------------------------
Net change in cash and cash equivalents     16,915      (17,831)       (1,543)         (590)       (3,049)
Beginning balance                            6,034       (1,714)        4,636           298         9,254
                                         ----------------------------------------------------------------
Ending balance                           $  22,949    $ (19,545)    $   3,093     $    (292)    $   6,205
                                         ================================================================

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the Year Ended July 31, 2001

                                         ------------------------------------------------------------------
                                                      Guarantor   Non-Guarantor   Other and    Consolidated
                                          Parent     Subsidiaries  Subsidiaries  Eliminations      Total
-----------------------------------------------------------------------------------------------------------
Cash flow from operating activities      $(186,658)   $   6,201     $   5,364     $     996     $(174,097)
Cash flow from investing activities         (1,189)     (12,308)       (3,560)       (2,009)      (19,066)
Cash flow from financing activities        177,347       (3,959)        2,201         1,270       176,859
Effect of exchange rate changes on cash        236          119          (294)           41           102
                                         ----------------------------------------------------------------
Net change in cash and cash equivalents    (10,264)      (9,947)        3,711           298       (16,202)
Beginning balance                           16,298        8,233           925            --        25,456
                                         ----------------------------------------------------------------
Ending balance                           $   6,034    $  (1,714)    $   4,636     $     298     $   9,254
                                         ================================================================

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the Year Ended July 31, 2000

--------------------------------------------------------------------------------------------------------------
                                                      Guarantor    Non-Guarantor    Other and     Consolidated
                                          Parent     Subsidiaries   Subsidiaries   Eliminations       Total
--------------------------------------------------------------------------------------------------------------
Cash flow from operating activities      $ 106,168    $  (7,338)     $  (5,696)     $  (3,548)     $  89,586
Cash flow from investing activities        (20,113)       8,659         (2,594)        15,910          1,862
Cash flow from financing activities        (85,650)       6,817          9,089        (14,539)       (84,283)
Effect of exchange rate changes on cash       (867)          --            125             --           (742)
                                         -------------------------------------------------------------------
Net change in cash and cash equivalents       (462)       8,138            924         (2,177)         6,423
Beginning balance                           16,760           95              1          2,177         19,033
                                         -------------------------------------------------------------------
Ending balance                           $  16,298    $   8,233      $     925      $      --      $  25,456
                                         ===================================================================

UNAUDITED QUARTERLY FINANCIAL INFORMATION

Our unaudited financial information was as follows for the fiscal quarters within the years ended July 31:

-----------------------------------------------------------------------------------------------------------
                                                                           Earnings Per      Earnings Per
                                                               Income      Common Share     Common Share -
                                                               Before         Before           Assuming
                                                             Cumulative     Cumulative     Dilution Before
                                                              Effect of      Effect of    Cumulative Effect
                                                              Change in      Change in       of Change in
                               Net                           Accounting     Accounting        Accounting
                            Revenues         Gross Profit     Principle      Principle        Principle
-----------------------------------------------------------------------------------------------------------
2002
October 31                  $156,162          $ 30,060        $ 2,366          $.06          $.06
January 31                   156,352            24,530          1,334           .03           .03
April 30                     208,732            34,267            836           .02           .02
July 31                      248,824            43,230          8,342           .20           .19
                            -------------------------------------------------------------------------------
                            $770,070          $132,087        $12,878          $.31          $.30
                            ===============================================================================
2001
October 31                  $232,710          $ 52,490        $13,008          $.30          $.30
January 31                   230,093            41,475          4,897           .12           .12
April 30                     219,473            47,178         10,661           .26           .25
July 31                      281,596            47,651          5,640           .13           .13
                            -------------------------------------------------------------------------------
                            $963,872          $188,794        $34,206          $.81          $.80
                            ===============================================================================

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

As discussed in the Note Goodwill, in the Notes to Consolidated Financial Statements, the Company adopted Statement No. 142, "Goodwill and Other Intangible Assets" as of August 1, 2001.

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

         (3) Exhibits

3.1         Articles of Incorporation of JLG Industries, Inc., which appears as
            Exhibit 3 to the Company's Form 10-Q (File No. 1-12123 -- filed December 13, 1996), is hereby incorporated by reference.

3.2 By-laws of JLG Industries, Inc., which appears as Exhibit 3.1 to the Company's Form 10-Q (File No. 1-12123 -- filed December 14, 1999), is hereby incorporated by reference.

4.1 Rights Agreement, dated as of May 24, 2000, between JLG Industries, Inc. and American Stock Transfer and Trust Company, which appears as
            Exhibit 1 to the Company's Form 8-A12B (File No. 1-12123 -- filed May 21, 2001), is hereby incorporated by reference.

4.2 Purchase Agreement, dated June 12, 2002, among JLG Industries, Inc., the Note Guarantors, Wachovia Securities, Inc. Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc., Banc One Capital Markets, Inc., BMO Nesbitt Burns Corp., BNY Capital Markets, Inc., and Credit Lyonnais Securities (USA) Inc., which appears as Exhibit
            1.1 to the Company's Form S-4 (File No. 333-99217 -- filed
            September 6, 2002), is hereby incorporated by reference.

4.3 Indenture dated June 17, 2002, by and among JLG Industries, Inc., the Note Guarantors, and The Bank of New York, as Trustee, which appears as Exhibit 4.1 to the Company's Form S-4 (File No. 333-99217 -- filed September 6, 2002), is hereby incorporated by reference.

4.4 Registration Rights Agreement, dated June 17, 2002, by and among JLG Industries, Inc., the Note Guarantors, and Wachovia Securities, Inc., Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Banc One Capital Markets, Inc., BMO Nesbitt Burns Corp., BNY Capital Markets, Inc., and Credit Lyonnais Securities (USA) Inc., which appears as Exhibit 4.2 to the Company's Form S-4 (File No. 333-99217 -- filed September 6, 2002), is hereby incorporated by reference.

10.1 Amended and Restated Credit Agreement, dated June 17, 2002, by and among, JLG Industries, Inc., Fulton International, Inc., JLG Equipment Services, Inc., JLG Manufacturing, LLC, Gradall Industries, Inc., The Gradall Company, The Gradall Orrville Company, Access Financial Solutions, Inc. as Borrowers, the Lenders (as defined herein), Wachovia Bank, National Association, as Administrative Agent and Documentation Agent, and Bank One, Michigan, as Syndication Agent, which appears as Exhibit 10.1 to the Company's Form S-4 (File No. 333-99217 -- filed September 6, 2002), is hereby incorporated by reference.

10.2 Amendment number one to the Amended and Restated Credit Agreement, dated August 30, 2002, by and among, JLG Industries, Inc., JLG Equipment Services, Inc., JLG Manufacturing, LLC, Fulton International, Inc., Gradall Industries, Inc., The Gradall Company, Access Financial Solutions, Inc. as Borrowers, the Lenders (as defined herein), Wachovia Bank, National Association, as Administrative Agent and Documentation Agent, and Bank One, Michigan, as Syndication Agent, which appears as Exhibit 10.2 to the Company's Form S-4 (File No. 333-99217 -- filed September 6, 2002), is hereby incorporated by reference.

10.3 JLG Industries, Inc. Directors' Deferred Compensation Plan amended and restated as of August 1, 1998 which appears as Exhibit 10.2 to the Company's Form 10-K (File No. 1-12123 -- filed October 13, 1998, is hereby incorporated by reference.

10.4 JLG Industries, Inc. Stock Incentive Plan amended and restated as of September 12, 2001, which appears as Exhibit 10.2 to the Company's Form 10-K (File No. 1-12123 -- filed October 9, 2001), is hereby incorporated by reference.

10.5 JLG Industries, Inc. Directors Stock Option Plan amended and restated as of August 1, 1998, which appears as Exhibit 10.6 to the Company's Form 10-K (File No. 1-12123 -- filed October 13, 1998), is hereby incorporated by reference.

10.6 JLG Industries, Inc. Supplemental Executive Retirement Plan effective September 6, 2001, which appears as Exhibit 10.1 to the Company's Form 10-Q (File No. 1-12123 -- filed June 14, 2001), is hereby incorporated by reference.

10.7 JLG Industries, Inc. Executive Retiree Medical Benefits Plan effective June 1, 1995, which appears as Exhibit 10.9 to the Company's Form 10-K (File No. 1-12123 -- filed October 6, 1997), is hereby incorporated by reference.

10.8 JLG Industries, Inc. Executive Severance Plan effective February 16, 2000, which appears as Exhibit 10.10 to the Company's Form 10-Q (File No. 1-12123 -- filed June 5, 2000), is hereby incorporated by reference.

10.9 Amended and Restated Employment Agreement dated May 10, 1999 between Gradall Industries, Inc. and Barry L. Phillips which appears as
            Exhibit 10.9 to the Company's Form 10-K (File No. 1-12123 -- filed October 12, 1999), is hereby incorporated by reference.

10.10 Deferred Compensation Agreement between The Gradall Company and Barry L. Phillips which appears as Exhibit 10.10 to the Company's Form 10-K (File No. 1-12123 -- filed October 12, 1999), is hereby incorporated by reference.

10.11 The Gradall Company Amended and Restated Supplemental Executive Retirement Plan effective March 1, 1988 which appears as Exhibit
            10.11 to the Company's Form 10-K (File No. 1-12123 -- filed October 12, 1999), is hereby incorporated by reference.

10.12       The Gradall Company Benefit Restoration Plan which appears as
            Exhibit 10.12 to the Company's Form 10-K (File No. 1-12123 -- filed October 12, 1999), is hereby incorporated by reference.

10.13 Split-Dollar Life Insurance Agreement dated as of August 30, 1995 between The Gradall Company and Barry L. Phillips which appears as
            Exhibit 10.13 to the Company's Form 10-K (File No. 1-12123 -- filed October 12, 1999), is hereby incorporated by reference.

10.14 Employment Agreement dated November 1, 1999 between JLG Industries, Inc. and William M. Lasky, which appears as Exhibit 10.2 to the Company's Form 10-Q (File No. 1-12123 -- filed December 14, 1999), is hereby incorporated by reference.

10.15 Employment Agreement dated July 18, 2000 between JLG Industries, Inc. and James H. Woodward, Jr., which appears as Exhibit 10.14 to the Company's Form 10-K (File No. 1-12123 -- filed October 6, 2000), is hereby incorporated by reference.

10.16 JLG Industries, Inc. Executive Deferred Compensation Plan amended and restated as of January 1, 2002, which appears as Exhibit 10.1 to the Company's Form 10-Q (File No. 1-12123 -- filed March 15, 2002), is hereby incorporated by reference.

12          Statement Regarding Computation of Ratios

21 Subsidiaries of the Registrant, which appears as Exhibit 21 to the Company's From S-4 (File No. 333-99217 -- filed September 6, 2002), is hereby incorporated by reference.

23          Consent of Independent Auditors

31          Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.

32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Cautionary Statements Pursuant to the Securities Litigation Reform Act of 1995

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2003.

                                        JLG INDUSTRIES, INC.
                                        (Registrant)

                                        /s/ William M. Lasky
                                        ----------------------------------------
                                        William M. Lasky, Chairman of the Board,
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of July 29, 2003.

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