Form 10-Q/A
period 2002-10-31
JLG INDUSTRIES INC
filed 2003-07-30
CIK 216275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-Q/A



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

                                Explanatory Note


JLG Industries, Inc. (the "Registrant") is hereby amending its Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 (the "Form 10-Q") to delete from the Form 10-Q certain supplemental non-GAAP financial measures presented in the report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the note captioned "Supplemental Information" to the Registrant's Condensed Consolidated Financial Statements.

The Form 10-Q and the Condensed Consolidated Financial Statements of the Registrant included therein were prepared in accordance with and complied with the rules and regulations of the Securities and Exchange Commission (the "Commission") in effect at the time of the filing of the Form 10-Q. However, the Commission recently adopted new Regulation G concerning the use of non-GAAP measures. This new requirement is applicable to annual and quarterly reports filed under the Securities Exchange Act of 1934, as amended, with respect to fiscal periods ending after March 28, 2003, and annual and quarterly reports for periods prior to the effective time of the new rule if they are incorporated by reference in a registration statement on Form S-4 filed after March 28, 2003.

This amendment is being made solely for purposes of conforming the information presented in the Form 10-Q to the requirements of Regulation G in order to enable the Company to incorporate the Form 10-Q in a Form S-4 registration statement being filed promptly following the filing of this amendment. No changes are being made to the Registrant's Consolidated Financial Statements other than the deletion of the non-GAAP financial information as described above.


                                TABLE OF CONTENTS


                                     PART 1

Item 1.    Financial Information....................................................           1

           Condensed Consolidated Balance Sheets....................................           1

           Condensed Consolidated Statements of Income..............................           2

           Condensed Consolidated Statements of Cash
           Flows....................................................................           3

           Notes to Condensed Consolidated Financial
           Statements...............................................................           4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................          13

Item 3.    Quantitative and Qualitative Disclosures about
              Market Risk...........................................................          19

Item 4.    Controls and Procedures..................................................          20

Independent Accountants' Review Report..............................................          21

                                                 PART II

Item 4.    Submission of Matters to a Vote of Security Holders......................          22

Item 6.    Exhibits and Reports on Form 8-K.........................................          22

Signatures .........................................................................          23


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
                                            ========      ========      ========      ========      ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
We reported net income of $0.3 million, or $.01 per share on a diluted basis, for the first quarter of fiscal 2003, compared to net income, before the cumulative effect of change in accounting principle related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," of $2.4 million, or $.06 per share on a diluted basis, for the first quarter of fiscal 2002.

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

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

          12    Statement Regarding Computation of Ratios

          15    Letter re: Unaudited Interim Financial Information

          31.1  Certification of the Chief Executive Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2  Certification of the Chief Financial Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                  JLG INDUSTRIES, INC.
                                  (Registrant)



Date: July 29, 2003               /s/ James H. Woodward, Jr.
                                  --------------------------------------------
                                  James H. Woodward, Jr.
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)


Date: July 29, 2003               /s/ John W. Cook
                                  --------------------------------------------
                                  John W. Cook
                                  Chief Accounting Officer
                                  (Chief Accounting Officer)