Form 10-Q/A
period 2003-01-31
JLG INDUSTRIES INC
filed 2003-07-30
CIK 216275

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

                                Explanatory Note


JLG Industries, Inc. (the "Registrant") is hereby amending its Quarterly Report on Form 10-Q for the quarter ended January 31, 2003 (the "Form 10-Q") to correct immaterial typographical errors and to delete from the Form 10-Q certain supplemental non-GAAP financial measures presented in the report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the note captioned "Supplemental Information" to the Registrant's Condensed Consolidated Financial Statements.

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

                                TABLE OF CONTENTS


                                     PART 1

Item 1.  Financial Information....................................      1

           Condensed Consolidated Balance Sheets..................      1

           Condensed Consolidated Statements of Income............      2

           Condensed Consolidated Statements of Cash
             Flows................................................      3

           Notes to Condensed Consolidated Financial
             Statements...........................................      4

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................     15

Item 3.   Quantitative and Qualitative Disclosures about
           Market Risk............................................     25

Item 4.   Controls and Procedures.................................     25

Independent Accountants' Review Report............................     26

                                     PART II

Item 6.   Exhibits and Reports on Form 8-K........................     27

Signatures........................................................     28

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

Effective January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and is effective for exit or disposal activities initiated after December 31, 2002. As more fully described in Note 10 of the Notes to Condensed Consolidated Financial Statements, the adoption of SFAS No. 146 required that since some employees terminated under our second quarter 2003 restructuring plan are required to render service until they are terminated in order to receive the termination benefit, we will recognize this liability ratably over the future periods of service. Under previous accounting treatment, we would have immediately recognized the entire obligation for this severance at the time of approval of the restructuring plan.

Effective January 1, 2003 we adopted the provisions of FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The implementation of this interpretation requires certain disclosures regarding guarantees of the indebtedness of others as provided in Note 11 of the Notes to Condensed Consolidated Financial Statements. In addition, FIN 45 requires that we recognize at inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The requirements of FIN 45 did not have a significant impact on our results of operations or financial position at January 31, 2003.

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

For the twelve-month periods ended January 31:

2004                                                                     $ 41,705
2005                                                                       41,076
2006                                                                       39,410
2007                                                                       35,486
2008                                                                       19,409
Thereafter                                                                  7,835
Residual value in equipment at lease end                                   50,259
Less: unearned finance income                                            (39,076)
                                                                         --------
Net investment in leases                                                 $196,104
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


NOTE 9 - COMPREHENSIVE INCOME

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

NOTE 10 - RESTRUCTURING COSTS

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 12 - BANK CREDIT LINES AND LONG-TERM DEBT

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

NOTE 13 - LIMITED RECOURSE DEBT

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

NOTE 14 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR
SUBSIDIARIES

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
                                               ========          ======         =======         =======          =======

(a) We discuss our guarantee agreements in Note 11 of Notes to Condensed Consolidated Financial Statements of this report.

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

As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements of this report, we are a party to multiple agreements whereby we guarantee $107.5 million in indebtedness of others. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

Our exposure to product liability claims is discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements of this report. Future results of operations, financial condition and liquidity may be affected to the extent that our ultimate exposure with respect to product liability varies from current estimates.

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

            12    Statement Regarding Computation of Ratios

            15    Letter re: Unaudited Interim Financial Information

            31.1  Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

            31.2  Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.1 Cautionary Statements Pursuant to the Securities Litigation Reform Act

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