Form 10-K
period 2003-07-31
JLG INDUSTRIES INC
filed 2003-10-06
CIK 216275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended July 31, 2003

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

At September 15, 2003, there were 43,367,432 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant at that date was $470,355,585.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

                               TABLE OF CONTENTS

Item
----------------------------------------------------------------------------------------------
                                     PART I
1.  Business                                                                                 1
       Products and Services                                                                 1
       Segment Financial Information                                                         4
       Marketing and Distribution                                                            4
       Product Development                                                                   4
       Intellectual Property                                                                 4
       Seasonal Nature of Business                                                           4
       Competition                                                                           4
       Material and Supply Arrangements                                                      5
       Product Liability                                                                     5
       Employees                                                                             5
       Environmental                                                                         5
       Foreign Operations                                                                    5
       Executive Officers of the Registrant                                                  6
       Available Information                                                                 6
2.  Properties                                                                               6
3.  Legal Proceedings                                                                        7
4.  Submission of Matters to a Vote of Security Holders                                      7

                                   PART II
5.  Market for the Registrant's Common Equity and Related Stockholder Matters                7
6.  Selected Financial Data                                                                  8
7.  Management's Discussion and Analysis of Financial Condition and Results of Operations   10
       Results of Operations                                                                10
       Critical Accounting Policies and Estimates                                           14
       Financial Condition                                                                  17
       Outlook                                                                              19
       Market Risk                                                                          20
       Recent Accounting Pronouncements                                                     21
       Off-Balance Sheet Arrangements                                                       21
7A. Quantitative and Qualitative Disclosures About Market Risk                              21
8.  Financial Statements and Supplementary Data                                             22
       Consolidated Statements of Income                                                    22
       Consolidated Balance Sheets                                                          23
       Consolidated Statements of Shareholders' Equity                                      24
       Consolidated Statements of Cash Flows                                                25
       Notes to Consolidated Financial Statements                                           26
       Report of Management                                                                 49
       Report of Independent Auditors                                                       50
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    51
9A. Controls and Procedures                                                                 51

                                  PART III
10. Directors and Executive Officers of the Registrant                                      51
11. Executive Compensation                                                                  51
12. Security Ownership of Certain Beneficial Owners and Management                          51
13. Certain Relationships and Related Transactions                                          51
14. Principal Accountant Fees and Services                                                  51

                                   PART IV
15. Exhibits, Financial Statement Schedules and Reports on Form 8-K                         52
       Financial Statement Schedules                                                        52
       Exhibits                                                                             52
       Reports on Form 8-K                                                                  54
Signatures                                                                                  55

                                     PART I

ITEM 1. BUSINESS

      Founded in 1969, we are the world's leading producer of access equipment and highway-speed telescopic hydraulic excavators (excavators). Our diverse product portfolio encompasses leading brands such as JLG(R) aerial work platforms; JLG, Sky Trak(R), Lull(R) and Gradall(R) telehandlers; Gradall excavators; Triple-L(TM) drop-deck trailers; and an array of complementary accessories that increase the versatility and efficiency of the products for the end users. We market our products and services through a multi- channel approach that includes a highly trained sales force, marketing, the Internet, integrated supply programs and a network of distributors. In addition to designing and manufacturing our products, we offer world-class after-sales service and support and financing and leasing solutions for our customers in the industrial, commercial, institutional and construction markets. Our manufacturing facilities are located in the United States and Belgium, with sales and service locations on six continents.

      On August 1, 2003, we completed our acquisition of the OmniQuip(R) business unit ("OmniQuip") of Textron Inc., which includes all operations relating to the Sky Trak and Lull brand telehandler products. OmniQuip manufactures and markets telehandlers and is North America's leading producer of telehandlers used in numerous applications by commercial and residential building contractors, as well as by customers in other construction, military and agricultural markets. OmniQuip is also a key supplier of telehandlers to the U.S. military. For additional information relative to our OmniQuip acquisition, see Note 2 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

Products and Services

      We are organized in three business segments--Machinery, Equipment Services, and Access Financial Solutions.

Machinery

      Our Machinery segment consists of the design, manufacture and sale of new aerial work platforms, telehandlers, telescoping hydraulic excavators and trailers.

      Our JLG brand aerial work platforms are designed to permit workers to position themselves, their tools and materials efficiently and safely in elevated work areas of up to 150 feet high that otherwise might have to be reached by the erection of scaffolding, by the use of ladders or through other devices. We produce three basic types of mobile aerial work platforms under the JLG brand: boom lifts, scissor lifts, and vertical mast lifts, including our recently introduced stock picker model. These work platforms are mounted at the end of telescoping and/or articulating booms or on top of scissor-type or other vertical lifting mechanisms, which, in turn, are mounted on mobile chassis. Various standard accessories for specified end-user applications also may be incorporated into certain aerial work platform models. Our aerial work platforms are primarily used in construction, industrial and commercial applications, and are designed for stable operation in elevated positions.

      Our boom lifts are especially useful for reaching over machinery and equipment that is mounted on floors and for reaching other elevated positions not effectively approached by other vertical lifting devices and are ideal for applications where the chassis cannot be positioned directly beneath the intended work area. We produce boom lift models of various sizes with platform heights of up to 150 feet. The boom may be rotated up to 360 degrees in either direction, raised or lowered from vertical to below horizontal, and extended while the work platform remains horizontal and stable. These machines can be maneuvered forward or backward and steered in any direction by the operator from the work platform, even while the boom is extended or raised. Boom-type models have work platforms, which vary in size from 30 inches by 48 inches to 36 inches by 96 inches, with the rated lift capacities ranging from 500 to 1,000 pounds.

      Our scissor lifts are designed to provide access from directly below or adjacent to a work area. In general, scissor lifts have larger work areas and allow for heavier loads than boom lifts. Compact electric models can maneuver in restricted areas, and many are designed to fit through standard doorways. Larger models, usually with internal combustion engines, find usage in outdoor environments and generally provide higher capacities and larger work areas than indoor models. Scissor lifts may be maneuvered in a manner similar to boom lifts, but the platforms may be extended only vertically, except for an available option that extends the deck horizontally up to six feet. Scissor lifts are available in various models, with maximum platform heights of up to 50 feet and various platform sizes up to seven feet wide and up to 14 feet long. The rated lift capacities range from 500 to 2,500 pounds.

      Our vertical mast lifts consist of a work platform attached to an aluminum mast that extends vertically, which, in turn, is mounted on either a push-around or self-propelled base. Available in various models, these machines in their retracted position can fit through standard door openings, yet reach platform heights of up to 41 feet when fully extended and have rated lift capacities ranging between 300 and 500 pounds. In addition, our stock picker models can reach up to 21 feet and have a capacity of up to 500 pounds.

      Our Sky Trak, Lull, JLG and Gradall brand telehandlers are typically used by residential, non- residential and institutional building contractors and agricultural workers for lifting, transporting and placing a wide variety of materials at their point of use or storage. The Sky Trak and Lull brands are our newest lines, having been added as a result of our August 1, 2003 acquisition of OmniQuip. With the acquisition, we have become North America's leading manufacturer and marketer of telehandlers, which have rated lift capacities ranging from 6,600 to 10,000 pounds and maximum lifting heights ranging from 23 to 55 feet, as well as a variety of material handling attachments. In addition to the Sky Trak and Lull commercial lines, the acquisition also brought the All-Terrain Lifter, Army System sole source contract with the U.S. Army, as well as the Millennia Military Vehicle, which has found favor with the U.S. Marine Corps. In addition, during 2001, we launched our first North American-design all-wheel-steer telehandler.

      We are also a growing player in the European telehandler segment. During 2002, we launched our first European-design compact telehandler line. Our European-design telehandlers target both construction and agricultural markets and leverages our existing European-based manufacturing and wholly owned sales and service operations. During fiscal 2003, we purchased the assets related to a line of telehandlers for the agricultural market, which complements our European-design telehandlers. The machines will be produced in our Maasmechelen, Belgium facility and will be available for initial distribution in Europe by the summer of 2004.

      Our Gradall brand excavators are typically used by contractors and government agencies for ditching, sloping, finish grading and general maintenance and infrastructure projects. Our excavators are distinguished from other types of excavators by their telescoping, rotating booms and low overhead clearance requirements. The boom's arm-like motion increases the machine's versatility, optimizing the potential to use a wide variety of attachments. We manufacture and market a variety of track-mounted and wheel-mounted excavators, including specialized models used in mining and hazardous waste removal applications and are the leading supplier of highway-speed wheel-mounted excavators in North America.

      We also have recently introduced in North America a line of Triple-L brand equipment trailers with towing capacities ranging from 2,000 to 10,000 pounds, and we assemble and market portable light towers in Australia.

Equipment Services

      Our Equipment Services segment focuses on after-sales service and support activities that enhance our ability to generate additional revenues throughout the life cycle of the products that we sell. For example, we re-manufacture and recondition (to certain specified standards, including ANSI standards), repair and resell JLG used equipment. In addition, we resell used equipment of competing manufacturers. We offer a variety of service warranties on these machines. We are the only access equipment manufacturer which has complete in-house re-manufacturing capability and which sells remanufactured equipment with a factory warranty equivalent to our equipment. This operation also has been certified as meeting ISO 9002 standards relating to customer service quality.

      We also distribute replacement parts for our and competing manufacturers' equipment through supplier-direct shipment programs and a system of two parts depots in North America and single parts depots in each of Europe and Australia. Sales of replacement parts have historically been less cyclical and typically generate higher margins than sales of new equipment. To help facilitate parts sales, we have been expanding our usage of Internet-based e-commerce in an effort to develop ever-closer relationships with our customers. For example, we handle most of our warranty transactions and nearly half of our parts orders via the Internet.

      As another service to our customers, we have a rental fleet of approximately 900 units that we deploy in North America to support our rental company customers' demands for short-term rental contracts. Through a joint venture, we maintain a similar rental fleet of approximately 200 units in Europe. The rental aspect of our North American and European operations is designed to support, rather than compete with, our rental company customers, offering added fleet management flexibility by making additional machines available on short-term leases to meet peak demand needs of particular large projects. Also, in Great Britain, we operate a small fleet of service vehicles.

      We support the sales, service, and rental programs of our customers with product advertising, co-operative promotional programs, major trade show participation, and training programs covering service, products and safety. We supplement domestic sales and service support to our international customers through overseas facilities in Australia, Belgium, Brazil, France, Germany, Hong Kong, Italy, New Zealand, Norway, Poland, South Africa, Spain, Sweden and the United Kingdom, and a joint venture in the Netherlands.

Access Financial Solutions

      Access Financial Solutions focuses on pre-sales services by providing equipment financing and leasing solutions in connection with sales of our products that are tailored to meet our customers' individual economic, capital structure and operational requirements. We conduct this business through our wholly owned subsidiary, Access Financial Solutions, Inc. ("AFS"). Financing arrangements offered by AFS include installment sale contracts, capital leases, synthetic leases, operating leases and rental purchase guarantees. Terms of these arrangements vary depending on the type of transaction, but typically range between 36 and 72 months and may require us to guarantee certain of our customers' obligations to third-party financing companies. These guarantees are a result of entering into agreements with finance companies whereby our equipment is sold to a finance company which, in turn, sells or leases it to a customer or is sold to a customer which is financed by a financing company. Under certain terms and conditions, we retain a limited liability in the event the customer defaults on the financing. During the financing term, the customer generally is responsible for insurance, taxes and maintenance of the equipment, and the customer bears the risk of damage to or loss of the equipment. For additional information relative to guarantees, see Note 18 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

      The North American staff of AFS is comprised of seasoned professionals who are experienced in credit analysis and financial services support. AFS adheres to credit policies that require various levels of credit approval depending on the transaction size and overall credit concentration with any customer. For example, Chief Executive Officer credit approval is required for any single customer credit including open account balance in excess of $10 million and approval of the Finance Committee of the Board of Directors is required for any single customer credit in excess of $25 million. Credit decisions to extend financing to customers are based on a rigorous credit review process that incorporates both financial analyses as well as business rationale to support a particular customer. Once identified as a key customer, AFS regularly reviews the customer's financial results and projections and its business and expansion plans and continuously monitors our overall credit exposure to that customer.

      AFS also maintains a small staff in Europe which assists customers in locating financing offered by third parties, either with or without credit enhancement provided by us.

      During fiscal 2003, we supported our customers in directly financing $153.5 million in sales, and arranging third-party financing for an additional $37.7 million in sales or approximately 23% and 6% of our total machinery sales, respectively. We rely on our customary sources of liquidity, including borrowings under our credit facilities, to fund AFS direct financings. We then monetize a substantial portion of the receivables originated by AFS through an ongoing program of syndications, limited recourse financings and other monetization transactions. During fiscal 2003, we sold, through various limited recourse monetization transactions with eight different funding providers, $112.8 million in finance receivables originated by AFS. In connection with some of these monetization transactions, we have limited recourse obligations relating to possible defaults by the obligors under the terms of the contracts, which comprise the finance receivables. For additional information relative to limited recourse obligations, see Note 4 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. Depending on the nature of the AFS monetization transaction, we either retain servicing of the finance receivables and remit collections to the third-party purchaser or lender, as the case may be, or we engage a third-party servicer. These monetization transactions allow us to provide ongoing liquidity for our customer financing activities.

Segment Financial Information

      Financial information regarding each of our segments appears in Note 10 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

Marketing and Distribution

      Our products are marketed worldwide through independent rental companies and distributors that rent and sell our products and provide service support, as well as through other sales and service branches or organizations in which we hold equity positions. North American customers are located in all 50 states in the U.S., as well as in Canada and Mexico. International customers are located in Europe, the Asia/Pacific region, Australia, Japan, Africa and Latin America, and our sales force comprises almost 150 employees worldwide. In North America, teams of sales employees are dedicated to specific major customers or geographic regions. Our sales employees in Europe and the rest of the world are spread among our 22 international sales and service offices.

      Sales to one customer, United Rentals, Inc., accounted for 15%, 21% and 20% of our consolidated revenues for the years ended July 31, 2003, 2002 and 2001, respectively.

      Certain of our operations have been certified as meeting ISO 9001 and ISO 9002 standards. We believe that ISO certification is valuable because a number of customers require such certification as a condition to doing business.

Product Development

      We invest significantly in product development, diversification and improvement, including the modification of existing products and modification of existing products for special applications. Our product development staff is comprised of over 150 employees. Product development expenditures totaled approximately $16.1 million, $15.6 million and $15.9 million for the fiscal years 2003, 2002 and 2001, respectively. In those same years, new or redesigned products introduced within the preceding 24 months comprised 29%, 30% and 28% of sales, respectively.

Intellectual Property

      We have various registered trademarks and patents relating to our products and our business, including registered trademarks for the JLG, Gradall, Sky Trak and Lull brand names. While we consider this intellectual property to be beneficial in the operation of our business, we are not dependent on any single patent or trademark or group of patents or trademarks.

Seasonal Nature of Business

      Our business is seasonal with a substantial portion of our sales occurring in the spring and summer months which constitute the traditional construction season. In addition, within any fiscal quarter the majority of our sales occur within the final month of the quarter.

Competition

      We operate in the global construction, maintenance and industrial equipment market. Our competitors range from some of the world's largest multi-national industrial equipment manufacturers to small single-product niche manufacturers. Within this global market, we face competition principally from two significant aerial work platform manufacturers and approximately 20 smaller aerial work platform manufacturers and seven major telehandler manufacturers, as well as numerous other manufacturers of other niche products such as boom trucks, cherry pickers, mast climbers, straight mast and truck-mounted forklifts, rough-terrain and all-terrain cranes, truck-mounted cranes, portable material lifts and various types of earth moving equipment that offer similar or overlapping functionality to our products. We believe we are the world's leading manufacturer of aerial work platforms and one of the world's leading manufacturers of telehandlers. We are currently a niche supplier of excavators, but within the narrow category of highway-speed, wheeled-mounted excavators, we are the leading supplier in North America.

Material and Supply Arrangements

      We obtain raw materials, principally steel; other component parts, most notably engines, drive motors, tires, bearings and hydraulic components; and supplies from third parties. We also outsource certain assemblies and fabricated parts. We rely on preferred vendors as a sole source for "just-in-time" delivery of many raw materials and manufactured components. We believe these arrangements have resulted in reduced investment requirements, greater access to technology developments and lower per-unit costs. Although we rely on certain specific suppliers as preferred vendors, no single component part or raw material is available only from one vendor. Because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers may adversely affect our ability to satisfy our customers on a timely basis and thereby affect our financial performance. In addition, recently, market prices of some of the raw materials we use (such as steel) have increased significantly. If we are not able to pass raw material or component price increases on to our customers, our margins could be adversely affected.

Product Liability

      We have rigorous product safety standards and are continually improving the safety and reliability of our products. We monitor accidents and possible claims and establish liability estimates with respect to claims based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting from such reviews are reflected in current earnings. Reserves are based on actual incidents and do not necessarily directly relate to sales activity. Based upon our best estimate of anticipated losses, product liability costs approximated 0.9%, 1.1% and 0.7% of revenues for the years ended July 31, 2003, 2002 and 2001, respectively.

      For additional information relative to product liability insurance coverage and cost, see Note 18 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

Employees

      We had 2,747 employees as of August 1, 2003, which included 484 OmniQuip employees. Approximately 14% of our employees are represented by unions under contracts, which expire December 31, 2004 and April 22, 2006.

Environmental

      Our operations are subject to various international, federal, state and local environmental laws and regulations. These laws and regulations are administered by international, federal, state and local agencies. Among other things, these laws and regulations regulate the discharge of materials into the water, air and land, and govern the use and disposal of hazardous and non-hazardous materials. We believe that our operations are in substantial compliance with all applicable environmental laws and regulations, except for violations that we believe would not have a material adverse effect on our business or financial position.

Foreign Operations

      We manufacture our products in the U.S. and Belgium for sale throughout the world. Revenues from customers outside the U.S. were 27%, 28% and 26% of revenues for 2003, 2002 and 2001, respectively. Revenues from European customers were 19%, 22% and 19% of revenues for 2003, 2002 and 2001, respectively. Additional financial information regarding our foreign operations appears in
Note 10 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

Executive Officers of the Registrant

                              Positions with the Company and business experience
                              during past five years
Name                    Age   (date of initial election)
--------------------------------------------------------------------------------
William M. Lasky        56    Chairman of the Board, President and Chief
                              Executive Officer (2001); prior to 2000, President and Chief Executive Officer; prior to 2000,
                              President and Chief Operating Officer; prior to
                              1999, President, Dana Corporation, Worldwide
                              Filtration Products Group.

James H. Woodward, Jr.  50    Executive Vice President and Chief Financial
                              Officer (2002); prior to 2002, Senior Vice
                              President and Chief Financial Officer; prior to
                              2000, Vice President and Director E-Business, Dana
                              Corporation; prior to 2000, Vice President and
                              Corporate Controller, Dana Corporation.

Peter L. Bonafede, Jr.  53    Senior Vice President--Manufacturing (2000); prior
                              to 2000, President, Global Chemical Technologies;
                              prior to 1999, Vice President and General Manager,
                              Ingersoll-Rand Company, Blaw-Knox Division.

Craig E. Paylor         47    Senior Vice President--Sales, Marketing and
                              Customer Support (2002); prior to 2002, Senior
                              Vice President--Sales and Market Development;
                              prior to 1999, Vice President--Sales and Marketing.

Wayne P. MacDonald      50    Senior Vice President--Engineering (2002); prior
                              to 2002, Vice President--Engineering; prior to 2000, Director, Advanced Technology Development and Applications Engineering.

Philip H. Rehbein       53    Senior Vice President--Finance (August 2002), Vice
                              President--Finance (May 2002); prior to 2002, Vice
                              President and General Manager--Gradall; prior to 2001, Vice President--Finance; prior to 1999, Vice
                              President and Corporate Controller; prior to 1998,
                              Corporate Controller.

Thomas D. Singer        51    Senior Vice President, General Counsel and
                              Secretary (2001); prior to 2001, Vice President,
                              General Counsel and Assistant Secretary.

Significant Employees
Israel Celli            50    Vice President--International Sales, Marketing and
                              Customer Support (2002); prior to 2002, General
                              Manager of Latin America; prior to 2000, Marketing
                              Director for Latin America, Case Brasil and Cia.
                              (CNH Global); prior to 1998, National Manager of
                              Marketing, Sales and Distribution, Clark
                              Empilhadeiras do Brasil Ltda.

      All executive officers listed above are elected to hold office for one year or until their successors are elected and qualified, and have been employed in the capacities noted for more than five years, except as indicated. No family relationship exists among the above-named executive officers.

Available Information

      We maintain a website at www.jlg.com. We make available on our website under "Investor Relations"--"SEC Documents," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

      We own and operate three facilities in Pennsylvania and Ohio containing manufacturing and office space, totaling 1.3 million square feet and situated on 180 acres of land. Our properties are considered to be in good operating condition, well maintained and suitable for their present purposes. We lease a 251,000-square-foot facility in Port Washington, Wisconsin, a
150,000-square-foot facility in Port Washington, Wisconsin, an
80,000-square-foot manufacturing facility in Belgium, a

78,000-square-foot facility in Oakes, North Dakota and a 20,000-square-foot facility in LaVerne, California. The locations, sizes and principal products manufactured at each of the facilities are as follows:

Location                                Size         Owned/Leased    Products
------------------------------------------------------------------------------------------------------------
New Equipment
McConnellsburg, Pennsylvania      530,000 sq. ft.        Owned       Boom lifts, Scissor lifts, Telehandlers
Shippensburg, Pennsylvania        300,000 sq. ft.        Owned       Boom lifts, Scissor lifts,
                                                                     Vertical Mast lifts
LaVerne, California                20,000 sq. ft.       Leased       Trailers
Maasmechelen, Belgium              80,000 sq. ft.       Leased       Boom lifts, Scissor lifts, Telehandlers
New Philadelphia, Ohio            430,000 sq. ft.        Owned       Excavators
Port Washington, Wisconsin        251,000 sq. ft.       Leased       Telehandlers
Port Washington, Wisconsin        150,000 sq. ft.       Leased       Telehandlers
Oakes, North Dakota                78,000 sq. ft.       Leased       Telehandlers
Used Equipment
McConnellsburg, Pennsylvania       27,000 sq. ft.        Owned       Equipment Services
Port Macquarie, Australia          25,000 sq. ft.       Leased       Equipment Services

      We also lease executive offices in Hagerstown, Maryland and a number of small distribution, administration or service facilities throughout the world.

      We own a 340,000-square-foot facility in Orrville, Ohio and a 75,000-square-foot facility in Bedford, Pennsylvania that are no longer used for manufacturing and have been placed for sale and another 130,000-square-foot facility in Bedford, Pennsylvania, which we have temporarily idled.

      Our McConnellsburg and Bedford, Pennsylvania facilities are encumbered as security for long-term borrowings.

ITEM 3. LEGAL PROCEEDINGS

      We make provisions relating to probable product liability claims. For information relative to product liability claims, see Note 18 of the Notes to Consolidated Financial Statements, Item 8 of Part II and the discussion in Part I, Item 1 of this report.

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

                                                               Average Shares
                             Price per Share                    Traded Daily
                     -----------------------------------------------------------
Quarter Ended            2003                2002             2003        2002
--------------------------------------------------------------------------------
                     High      Low      High       Low
                     -----------------------------------
October 31           $9.74    $6.81    $11.82     $ 8.98     148,575      97,390
January 31           $9.35    $6.50    $11.65     $ 9.55     129,226     123,154
April 30             $6.62    $3.98    $17.53     $10.05     222,556     167,580
July 31              $8.99    $5.20    $16.46     $ 9.00     214,063     182,215
--------------------------------------------------------------------------------

      Our quarterly cash dividend rate is currently $.005 per share, or $.02 on an annual basis.

      As of September 9, 2003, there were approximately 2,030 shareholders of record of our capital stock and another 12,200 shareholders in street names.

      For tabular information regarding securities authorized for issuance under equity compensation plans, see Note 12 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

ITEM 6. SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY
(in thousands of dollars, except per share data and number of employees)

Years Ended July 31                                           2003          2002          2001
------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Revenues                                                   $ 759,789     $ 770,070     $ 963,872
Gross profit                                                 137,314       132,087       188,794
Selling, administrative and product development expenses     (95,367)      (95,279)     (104,585)
Goodwill amortization                                             --            --        (6,052)
Restructuring charges                                         (2,754)       (6,091)       (4,402)
Income from operations                                        39,193        30,717        73,755
Interest expense                                             (27,985)      (16,255)      (22,195)
Other income (expense), net                                    6,691         4,759         2,737
Income before taxes and cumulative effect of change
  in accounting principle                                     17,899        19,221        54,297
Income tax provision                                          (3,724)       (6,343)      (20,091)
Income before cumulative effect of change in
  accounting principle                                        14,175        12,878        34,206
Cumulative effect of change in accounting principle               --      (114,470)           --
Net income (loss)                                             14,175      (101,592)       34,206
PER SHARE DATA
Earnings per common share before cumulative effect of
  change in accounting principle                           $     .33     $     .31     $     .81
Cumulative effect of change in accounting principle               --         (2.72)           --
Earnings (loss) per common share                                 .33         (2.41)          .81
Earnings per common share--assuming dilution before
  cumulative effect of change in accounting principle            .33           .30           .80
Cumulative effect of change in accounting principle               --         (2.65)           --
Earnings (loss) per common share--assuming dilution              .33         (2.35)          .80
Cash dividends                                                   .02          .025           .04
PERFORMANCE MEASURES (before cumulative effect of
  change in accounting principle)
Return on revenues                                               1.9%          1.7%          3.5%
Return on average assets                                         1.7%          1.6%          4.4%
Return on average shareholders' equity                           6.0%          3.8%         10.5%
FINANCIAL POSITION
Working capital                                            $ 384,546     $ 231,203     $ 254,752
Current assets as a percent of current liabilities               274%          188%          250%
Property, plant and equipment, net                            79,699        84,370        98,403
Total assets                                                 937,985       778,241       825,589
Total debt                                                   460,570       279,329       299,187
Shareholders' equity                                         249,497       236,042       333,441
Total debt as a percent of total capitalization                   65%           54%           47%
Book value per share                                            5.75          5.52          7.91
OTHER DATA
Product development expenditures                           $  16,142     $  15,586     $  15,858
Capital expenditures, net of retirements                      10,324        12,390        10,685
Net additions (retirements) to rental fleet                    4,073         5,554        12,437
Depreciation and amortization                                 19,937        20,959        28,775
Employees                                                      2,263         2,801         3,300

This summary should be read in conjunction with Management's Discussion and Analysis. All share and per share data have been adjusted for the two-for-one stock splits distributed in April and October 1995, and the three-for-one stock split distributed in July 1996. Amounts subsequent to 1998 reflect the acquisition of Gradall Industries, Inc. in June 1999.

     2000           1999          1998          1997         1996           1995           1994           1993
----------------------------------------------------------------------------------------------------------------
 $ 1,056,168     $ 720,224     $ 530,859     $ 526,266    $ 413,407      $ 269,211      $ 176,443      $ 123,034
     231,086       166,953       128,157       130,005      108,716         65,953         42,154         28,240
    (109,434)      (75,431)      (55,388)      (56,220)     (44,038)       (33,254)       (27,147)       (23,323)
      (6,166)         (750)           --            --           --             --             --             --
          --            --        (1,689)       (1,897)          --             --             --             --
     115,486        90,772        71,080        71,888       64,678         32,699         15,007          4,917
     (20,589)       (1,772)         (254)         (362)        (293)          (376)          (380)          (458)
       1,146         2,016          (356)         (288)       1,281            376            (24)           180

      96,043        91,016        70,470        71,238       65,666         32,699         14,603          4,639
     (35,536)      (29,745)      (23,960)      (25,090)     (23,558)       (11,941)        (5,067)        (1,410)

      60,507        61,271        46,510        46,148       42,108         20,758          9,536          3,229
          --            --            --            --           --             --             --             --
      60,507        61,271        46,510        46,148       42,108         20,758          9,536          3,229


 $      1.39     $    1.40     $    1.07     $    1.06    $     .98      $     .49      $     .23      $     .08
          --            --            --            --           --             --             --             --
        1.39          1.40          1.07          1.06          .98            .49            .23            .08

        1.37          1.36          1.05          1.04          .96            .48            .23            .08
          --            --            --            --           --             --             --             --
        1.37          1.36          1.05          1.04          .96            .48            .23            .08
        .035           .02           .02           .02         .015          .0092          .0083             --


         5.7%          8.5%          8.8%          8.8%        10.2%           7.7%           5.4%           2.6%
         8.5%         17.3%         17.9%         21.7%        28.5%          20.2%          12.1%           4.6%
        20.8%         28.1%         26.2%         33.6%        47.9%          37.1%          23.8%           8.5%

 $   165,923     $ 176,315     $ 122,672     $  84,129    $  71,807      $  45,404      $  32,380      $  26,689
         187%          226%          248%          218%         226%           216%           208%           217%
     105,879       100,534        57,652        56,064       34,094         24,785         19,344         13,877
     653,587       625,817       307,339       248,374      182,628        119,708         91,634         72,518
      98,302       175,793         3,708         3,952        2,194          2,503          7,578          4,471
     324,051       271,283       207,768       160,927      113,208         68,430         45,706         38,939
          23%           39%            2%            2%           2%             4%            14%            10%
        7.42          6.13          4.71          3.68         2.61           1.60           1.09            .89

 $    15,751     $   9,279     $   9,579     $   7,280    $   6,925      $   5,542      $   4,373      $   3,385
      22,251        24,838        13,577        29,757       16,668          8,618          7,762          3,570
      (8,016)        4,645         5,377        14,199        9,873          1,548          1,455            273
      25,970        19,530        15,750        10,389        6,505          3,875          2,801          2,500
       3,770         3,960         2,664         2,686        2,705          2,222          1,620          1,324

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We reported net income of $14.2 million, or $.33 per share on a diluted basis, for fiscal 2003, compared to income before the cumulative effect of change in accounting principle related to the adoption Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," of $12.9 million, or $.30 per share on a diluted basis, for fiscal 2002, and $34.2 million, or $.80 per share on a diluted basis, for fiscal 2001. As discussed below and more fully described in Note 17 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report, earnings for 2003, 2002 and 2001 included charges of $4.0 million ($3.2 million net of tax), $6.7 million ($4.5 million net of tax) and $15.8 million ($10.0 million net of tax), respectively, related to repositioning our operations to more appropriately align our costs with our business activity. In addition, earnings for fiscal 2003 included favorable currency adjustments of $5.4 million ($4.3 million net of tax) compared to favorable currency adjustments of $2.9 million ($1.9 million net of tax) for fiscal 2002 and unfavorable currency adjustments of $0.9 million ($0.6 million net of tax) for fiscal 2001.

      In the discussion and analysis of financial condition and results of operations that follows, we attempt to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

      For the year ended July 31, 2003, our revenues were $759.8 million, down 1.3% from the $770.1 million reported for fiscal 2002. Our revenues for the year ended July 31, 2002 were $770.1 million, down 20% from the $963.9 reported for fiscal 2001.

      The following tables outline our revenues by segment, product, and geography (in thousands) for the years July 31:

                                                                 Years Ended July 31,
                                                            ------------------------------
                                                              2003       2002       2001
------------------------------------------------------------------------------------------
Segment:
  Machinery                                                 $603,145   $621,283   $835,893
  Equipment Services                                         136,737    133,058    122,650
  Access Financial Solutions (a)                              19,907     15,729      5,329
                                                            ------------------------------
                                                            $759,789   $770,070   $963,872
                                                            ==============================
Products:
  Aerial work platforms                                     $435,164   $475,241   $682,689
  Telehandlers                                               119,536     87,443     87,704
  Excavators                                                  48,445     58,599     65,500
  After-sales service and support, including parts sales,
    and used and reconditioned equipment sales               130,335    124,587    116,376
  Financial products (a)                                      19,184     14,227      3,889
  Rentals                                                      7,125      9,973      7,714
                                                            ------------------------------
                                                            $759,789   $770,070   $963,872
                                                            ==============================
Geographic:
  United States                                             $555,155   $556,252   $709,412
  Europe                                                     145,038    167,940    187,924
  Other                                                       59,596     45,878     66,536
                                                            ------------------------------
                                                            $759,789   $770,070   $963,872
                                                            ==============================

(a) Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

      The decrease in Machinery segment sales from $621.3 million for fiscal 2002 to $603.1 million for fiscal 2003, or 2.9%, was primarily attributable to reduced sales of aerial work platforms principally due to the economic pressures in North America and economic pressures and tightened credit conditions in Europe partially offset by increased sales in Australia. In addition, sales of our excavator product line declined due to softness in the United States construction market and reduced state and municipal budgets. The decrease in sales of aerial work platforms and excavators was partially offset by increased telehandler sales from new product introductions, principally from the new North America all-wheel-steer machines and our European-designed product offerings. Fiscal 2002 Machinery segment revenues also benefited from the reversal of previously accrued volume-related customer incentives that were not achieved during the year. The increase in Equipment Services segment revenues from $133.1 for fiscal 2002 to $136.7 million for fiscal 2003, or 2.8%, was principally attributable to increased parts sales and sales of used equipment partially offset by decreased sales of rental fleet equipment. The increase in Access Financial Solutions segment revenues from $15.7 million for fiscal 2002 to $19.9 million for fiscal 2003, or 26.6%, was principally attributable to income received on a larger portfolio of pledged finance receivables from accumulated monetization transactions. While we have increased interest income attributable to our pledged finance receivables, a corresponding increase in our limited recourse debt results in $7.7 million of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, payments to monetization purchasers are reflected as interest expense in our Consolidated Statements of Income.

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

      Our domestic revenues for fiscal 2003 were $555.2 million, down 0.2% from fiscal 2002 revenues of $556.3 million. The decrease in our domestic revenues was principally attributable to lower sales of aerial work platforms primarily due to economic pressures in North America and our excavator product line due to the softness in the United States construction market and reduced state and municipal budgets. This decrease was partially offset by higher sales of telehandlers and service parts as well as increased revenues from financial products. Revenues generated from sales outside the United States during fiscal 2003 were $204.6 million, down 4.3% from fiscal 2002. The decrease in our revenues generated from sales outside the United States was primarily attributable to lower aerial work platform sales in Europe due to economic pressures and customer credit constraints, partially offset by increased sales of aerial work platform sales in Australia and increased telehandler sales in Europe.

      Our domestic revenues for fiscal 2002 were $556.3 million, down 22% from fiscal 2001 revenues of $709.4 million. The decrease in our domestic revenues was primarily attributable to lower aerial work platform sales in the weakened domestic economy and the $19.9 million sale-leaseback of rental fleet assets that occurred during the second and third quarters of fiscal 2001. Revenues generated from sales outside the United States during fiscal 2002 were $213.8 million, down 16% from fiscal 2001. The decrease in our revenues generated from sales outside the United States was primarily attributable to lower aerial work platform sales primarily as a result of a softer European economy, a tight credit environment for many of our European customers which reduced demand for our products, and $3.1 million in deferred manufacturing profit recognized in the first quarter of fiscal 2001 related to the sale of our 50% interest in a Brazilian joint venture.

Our gross profit margin increased to 18.1% in fiscal 2003 from 17.2% in fiscal 2002. The increase was attributable to higher margins in all of our segments. The gross profit margin of our Machinery segment was 14.5% for fiscal 2003 compared to 14.2% for fiscal 2002. The gross profit margin of our Machinery segment increased in fiscal 2003 principally due to the weakening of the U.S. dollar against the Euro, British pound and Australian dollar, as well as fewer trade-in packages resulting in lower trade-in premiums and a more profitable product mix mainly a result of new product introductions. These increases were offset in part by higher product costs associated with the start-up of our Maasmechelen facility, the transfer of the telehandler product line to our McConnellsburg, Pennsylvania facility, the negative effect on fixed overhead leveraging due to lower sales volume compared to fiscal 2002 and higher warranty costs associated with extended warranty periods. The gross profit margin of our Equipment Services segment was 22.4% for fiscal 2003 compared to 22.0% for fiscal 2002. The gross profit margin of our Equipment Services segment increased in fiscal 2003 primarily due to an increase in higher margin service parts sales as a percentage of total segment revenues. This increase was partially offset by unfavorable mix impact associated with higher used equipment sales and the deferred profit recognized during fiscal 2002 from a one-time rental fleet sale-leaseback transaction. The gross profit margin of our Access Financial Solutions segment was 96.8% for fiscal 2003 compared to 94.2% for fiscal 2002. The gross profit margin of our Access Financial Solutions segment increased in fiscal 2003 primarily due to increased financial product revenues. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

      Our gross profit margin decreased to 17.2% in fiscal 2002 from 19.6% in fiscal 2001. The decline was attributable to lower margins in our Machinery and Equipment Services segments offset in part by higher margins in our Access Financial Solutions segment. The gross profit margin of our Machinery segment was 14.2% for fiscal 2002 compared to 18.6% for fiscal 2001. The gross profit margin of our Machinery segment declined in fiscal 2002 principally due to volume-related production costs resulting from shutdowns in the second quarter of the current fiscal year. In order to accelerate reduction of finished goods inventories in response to lower demand for our products, during the second quarter we shut down all manufacturing facilities for nearly half of the available production days resulting in higher average production costs. The effect of the shutdowns flowed through the income statement as the inventory produced during that quarter was sold. Partially offsetting the decline in gross profit margin was the elimination of our discretionary profit sharing contribution related to production personnel for calendar year 2001. The gross profit margin of our Equipment Services segment was 22.0% for fiscal 2002 compared to 23.8% for fiscal 2001. The gross profit margin of our Equipment Services segment decreased in fiscal 2002 primarily due to general economic conditions, which have had an impact on used machine pricing and lower margins on our telehandlers and excavator replacement parts. The gross profit margin of our Access Financial Solutions segment increased in fiscal 2002 compared to fiscal 2001 primarily because of increased revenues resulting from the start-up of this segment during the prior year period.

      Our selling, administrative and product development expenses increased $0.1 million in fiscal 2003 compared to fiscal 2002 and as a percent of revenues were 12.6% for fiscal 2003 compared to 12.4% for fiscal 2002. Our Machinery segment's selling, administrative and product development expenses increased $3.4 million in fiscal 2003 due primarily to increased bad debt provisions for specific reserves related to certain customers, higher contract and consulting services, commission costs and incentive-based accruals, which were partially offset by lower payroll and related costs and travel expenses due to our cost reduction initiatives. Our Equipment Services segment's selling and administrative expenses decreased $1.1 million in fiscal 2003 mainly due to lower payroll and related costs. Our Access Financial Solutions segment's selling and administrative expenses decreased $0.9 million in fiscal 2003 due primarily to decreases in bad debt provisions reflecting lower origination activity and reduced non-monetized portfolio exposure and lower software costs, which were partially offset by an increase in contract services expenses. Our general corporate selling, administrative and product development expenses decreased $1.3 million in fiscal 2003 primarily due to reductions in bad debt provisions, consulting fees, depreciation expense, software costs and trade show expenses, which were partially offset by higher payroll and related costs, incentive-based accruals and legal fees.

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

      During fiscal 2003, we announced further actions related to our ongoing longer-term strategy to streamline operations and reduce fixed and variable costs. As part of our capacity rationalization plan for our Machinery segment that commenced in early 2001, the 130,000-square foot Sunnyside facility in Bedford, Pennsylvania, which produced selected scissor lift models, was temporarily idled and production integrated into our Shippensburg, Pennsylvania facility. Additionally, reductions in selling, administrative and product development costs will result from changes in our global organization and from process consolidations. When these changes and consolidations are fully implemented, we expect to generate approximately $20 million in annualized savings at a cost of $9.4 million, representing a payback of approximately six months.

      The announced plan contemplates that we will reduce a total of 189 people globally and transfer 99 production jobs from the Sunnyside facility to the Shippensburg facility. As a result, pursuant to the plan we anticipate incurring a pre-tax charge of $5.9 million, consisting of $3.5 million in restructuring costs associated with personnel reductions and employee relocation and lease and contract terminations and $2.4 million in charges related to relocating certain plant assets and start-up costs. In addition, we will spend approximately $3.5 million on capital requirements. During fiscal 2003, we incurred approximately $3.8 million of this pre-tax charge, consisting of accruals for termination benefit costs and relocation costs and charges related to relocating certain plant assets and start- up costs and $2.6 million on capital requirements. We reported $2.8 million in restructuring costs and $1.0 million in cost of sales. In addition, during fiscal 2003, we paid and charged $2.2 million of termination benefits and relocation costs against the accrued liability. Almost all of these expenses were cash charges. We anticipate recording the remaining restructuring and restructuring-related costs during our first quarter of fiscal 2004.

      During fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at this facility have been integrated into our McConnellsburg, Pennsylvania facility. As a result, through July 31, 2003, we have incurred a pre-tax charge of $6.9 million, consisting of $1.2 million for termination benefits and lease termination costs, a $4.9 million asset write-down and $0.9 million in charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to the McConnellsburg facility.

      During fiscal 2003, we incurred $0.2 million of the pre-tax charge related to our closure of the Orrville, Ohio facility, consisting of production relocation costs, which were reported in cost of sales compared to $6.7 million incurred during fiscal 2002. In addition, during fiscal 2003, we paid and charged $1.1 million of termination benefits and lease termination costs against the accrued liability.

      During fiscal 2001, we announced a repositioning plan that involved a pre-tax charge of $15.8 million. Of the $15.8 million, approximately $4.9 million was associated with the personnel reductions and plant closing, $5.3 million reflected current period charges due to idle facilities associated with the fourth quarter production shutdowns and $3.7 million was for the re-valuation of used equipment inventory. The remaining $1.9 million included costs relating to reorganizing existing distribution relationships in Europe and the Pacific Rim regions. Cash charges totaled $5.2 million out of the $15.8 million. As part of the $15.8 million, we recorded a restructuring charge of $4.4 million to rationalize manufacturing capacity in our Machinery segment and, of the remainder, $9.5 million was reflected in cost of sales, $1.0 million was recorded in selling, administrative and product development expenses, and $0.9 million was reflected in miscellaneous, net. The restructuring charge included the permanent closure of a manufacturing facility in Bedford, Pennsylvania resulting in a reduction of approximately 265 people. In addition, aligning our workforce with then current economic conditions at other facilities worldwide resulted in a further reduction of approximately 370 people during the fourth quarter of fiscal 2001 for a total of 635 people.

      The increase in interest expense of $11.7 million for fiscal 2003 was primarily due to the interest expense associated with our limited recourse and non-recourse monetizations of $7.7 million, increased rates on our senior subordinated debt and higher short-term rates on our senior credit facilities. The decrease in interest expense of $5.9 million for fiscal 2002 was primarily due to a decrease in average borrowings under our credit facilities partially offset by the sale of $175 million principal amount of 8 3/8% senior subordinated notes in June 2002 discussed below.

      Our miscellaneous income (deductions) category included currency gains of $5.4 million in fiscal 2003 compared to currency gains of $2.9 million in fiscal 2002 and currency losses of $0.9 million in fiscal 2001. The increase in currency gains for fiscal 2003 was primarily attributable to the significant weakening of the U.S. dollar against the Euro, British pound and Australian dollar. The increase in currency gains in fiscal 2002 is primarily attributable to the weakening of the U.S. dollar against the Euro during fiscal 2002 compared to fiscal 2001. In the first quarter of fiscal 2001, we gained $1.0 million from the sale of our interest in a Brazilian joint venture, which was included in the miscellaneous income (deductions) category.

      Our effective tax rate in fiscal 2003 was 21% as compared to 33% and 37% in fiscal 2002 and 2001, respectively. The current year's rate included a $2.1 million benefit to net income, or $.05 per diluted share, resulting from a change in accounting estimate attributable to tax benefits received from foreign operations partially offset by the creation of a valuation allowance for certain foreign net operating losses. Since these represent changes in estimates, the anticipated effective tax rate in future years will not be as low as the current year. The reduction in our effective tax rate from 37% in fiscal 2001 to 33% in fiscal 2002 was principally due to the elimination of the amortization of goodwill, since the amortization of goodwill is not deductible for tax purposes.

      We were affected by the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of this accounting standard, we no longer amortize goodwill. This led to the reduction of $6.1 million in goodwill amortization during fiscal 2002 compared to fiscal 2001. For fiscal 2001, goodwill amortization was $6.1 million, primarily due to the Gradall acquisition in 1999. In addition, during fiscal 2002, we completed our review of our goodwill for impairment as required by SFAS No. 142 and as a result, we recorded a transitional impairment loss, in accordance with the transition rules of SFAS No. 142, of $114.5 million, or $2.65 per share on a diluted basis, primarily associated with our Gradall acquisition. This write-off was reported as a cumulative effect of change in accounting principle in our Consolidated Statements of Income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

      Income Taxes: We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We evaluate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. The carrying value of the net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities, and tax planning strategies in making the assessment. We evaluate the ability to realize the deferred tax assets and assess the need for additional valuation allowances quarterly. In addition, the Company is subject to income tax laws in many countries and judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of these future tax consequences, tax audits, and changes in regulatory tax laws and rates could materially impact our financial statements.

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

      Goodwill: We perform a goodwill impairment test on at least an annual basis and more frequently in certain circumstances. We cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill that totaled $29.5 million at July 31, 2003 and $28.8 million at July 31, 2002. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in a relationship with a significant customer.

      Guarantees of the Indebtedness of Others: We enter into agreements with finance companies whereby our equipment is sold to a finance company, which, in turn, sells or leases it to a customer. In some instances, we retain a liability in the event the customer defaults on the financing. Under certain terms and conditions where we are aware of a customer's inability to meet its financial obligations, we establish a specific reserve against the liability. Additional reserves have been established related to these guarantees based upon the current financial position of these customers and based on estimates and judgments made from information available at that time. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. Although we are liable for the entire amount under guarantees, our losses would be mitigated by the value of the underlying collateral, JLG equipment.

      In addition, we monetize a substantial portion of the receivables originated by AFS through an ongoing program of syndications, limited recourse financings and other monetization transactions. In connection with some of these monetization transactions, we have limited recourse obligations of $21.7 million as of July 31, 2003 related to possible defaults by the obligors under the terms of the contacts, which comprise these finance receivables. Allowances have been established related to these monetization transactions based upon the current financial position of these customers and based on estimates and judgments made from information available at that time. If the financial condition of these obligors were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

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

      Pension and Postretirement Benefits: Pension and postretirement benefit costs and obligations are dependent on assumptions used in calculation of these amounts. These assumptions, used by actuaries, include discount rates, expected return on plan assets for funded plans, rate of salary increases, health care cost trend rates, mortality rates and other factors. In accordance with accounting principles generally accepted in the United States, actual results that differ from the actuarial assumptions are accumulated and amortized to future periods and therefore affect recognized expense and recorded obligations in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially effect our financial position or results of operations. We expect that our pension and other postretirement benefits costs in fiscal 2004 will exceed the costs recognized in fiscal 2003 by approximately $3.8 million. This increase is principally attributable to the change in various assumptions, including the expected long-term rate of return, discount rate, and health care cost trend rate.

      Product Liability: Our business exposes us to possible claims for personal injury or death and property damage resulting from the use of equipment that we rent or sell. We maintain insurance through a combination of self-insurance retentions, primary insurance and excess insurance coverage. We monitor claims and potential claims of which we become aware and establish liability reserves for the self-insurance amounts based on our liability estimates for such claims. Our liability estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and adjustments resulting from our reviews are reflected in current earnings. If these estimates and related assumptions change, we may be required to record additional reserves.

      Restructuring and Restructuring-Related: As more fully described in Note 17 of the Notes to Consolidated Financial Statements, Item 8 Part II of this report, we recognized pre-tax restructuring and restructuring-related charges of $4.0 million and $6.7 million during fiscal 2003 and fiscal 2002, respectively. The related restructuring reserves reflect estimates, including those pertaining to separation costs, settlements of contractual obligations, and asset valuations. We reassess the reserve requirements to complete each individual plan within the restructuring program at the end of each reporting period or as conditions change. Actual experience has been and may continue to be different from the estimates used to establish the restructuring reserves. At July 31, 2003, we had liabilities established in conjunction with our restructuring activities of $1.2 million and assets held for sale of $6.3 million.

      Revenue Recognition: Sales of equipment and service parts are unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are "free-on-board" shipping point (FOB shipping point). However, certain sales may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the units and risks of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order. During fiscal 2003, approximately 1% of our sales were invoiced and the revenue recognized prior to customers taking physical possession.

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

      Warranty: We establish reserves related to the warranties we provide on our products. Specific reserves are maintained for programs related to machine safety and reliability issues. Estimates are made regarding the size of the population, the type of program, costs to be incurred by us and estimated participation. Additional reserves are maintained based on the historical percentage relationships of such costs to machine sales and applied to current equipment sales. If these estimates and related assumptions change, we may be required to record additional reserves.

FINANCIAL CONDITION

      Cash used in operating activities was $95.2 million for fiscal 2003 compared to cash generated from operating activities of $23.1 million in fiscal 2002. The decrease in cash generated from operations in fiscal 2003 was primarily the result of our increased investment in finance receivables resulting from new originations, lower trade account payables largely resulting from the timing of payments and increased trade receivables resulting from an increase in the days sales outstanding from 111 days at July 31, 2002 to 132 days at July 31, 2003. The increase in the days sales outstanding was primarily the result of increases in outstanding rental purchase guarantees and European receivables. Partially offsetting these effects was a decrease in inventories. The fiscal 2002 increase in cash generated from operations was primarily driven by a decrease of $24.5 million in our inventory investment as we shut down production facilities to synchronize inventory and sales levels, and an increase in accounts payable as days purchasing outstanding increased to 67 days at July 31, 2002 compared to 46 days at July 31, 2001. The increase in accounts payable reflects production shutdowns during July 2001 due to the slowing economy and the resulting reduction in purchases. Partially offsetting these effects were increases in trade and finance receivables. The increase in trade receivables principally reflects the termination of our receivables securitization agreement during February 2002 and the repurchase of any outstanding amounts under that agreement. Access Financial Solutions' finance receivables increased due to monetization activities, which resulted in $88.1 million in pledged receivables and the related limited recourse debt, offset by decreased lease obligations due to lower sales.

      During fiscal 2003, we used a net of $8.6 million of cash for investing activities compared to $9.9 million for fiscal 2002. Our decrease in cash usage by investing activities for fiscal 2003 was principally due to lower expenditures for equipment held for rental and property, plant and equipment partially offset by a decrease in sales of equipment held for rental. Our decrease in cash usage by investing activities for fiscal 2002 was principally due to a decrease in purchases of rental fleet equipment and lower capital investments partially offset by the rental fleet sale-leaseback transactions and the sale of our interest in our Brazilian joint venture that occurred during fiscal 2001. We did not have any comparable transactions during fiscal 2002.

      We received net cash of $228.5 million from financing activities for fiscal 2003 compared to net cash used of $15.5 million for fiscal 2002. The increase in cash provided from financing activities largely resulted from increased debt, which included the sale of our $125 million 8 1/4% senior notes due 2008 and the proceeds from the monetization of our finance receivables, a portion of which was used to finance working capital requirements and the August 1, 2003 acquisition of OmniQuip. The decrease in cash provided from financing activities in fiscal 2002 compared to fiscal 2001 largely resulted from lower borrowings under our credit facilities due to working capital reductions discussed above. In addition, financing activities for fiscal 2001 included expenditures incurred to repurchase 1.7 million shares of our capital stock at an aggregate cost of $22.2 million. We did not repurchase any of our stock in fiscal 2002 or fiscal 2003. Partially offsetting the increase in cash used for financing activities was the proceeds from the sale of our $175 million 8 3/8% senior subordinated notes in June 2002 and the proceeds from the monetization of our finance receivables.

      The following table provides a summary of our contractual obligations (in thousands) at July 31, 2003:

                                                   Payments Due by Period
                                   ------------------------------------------------------
                                              Less than                           After
                                     Total      1 Year   1-3 Years  4-5 Years    5 Years
-----------------------------------------------------------------------------------------
Short- and long-term debt (a)      $295,629    $ 1,472    $ 1,651    $123,080    $169,426
Limited recourse debt               164,940     45,279     74,118      38,282       7,261
Operating leases (b)                 25,369      5,638     10,285       6,847       2,599
                                   ------------------------------------------------------
  Total contractual obligations    $485,938    $52,389    $86,054    $168,209    $179,286
                                   ======================================================

(a) As more fully described in Note 19 of Notes to Consolidated Financial Statements, Item 8 of Part II of this report, at July 31, 2003, we had a secured revolving credit facility with a group of financial institutions that provided an aggregate commitment of $150 million and we also have a $25 million secured bank revolving line of credit with a term of one year, renewable annually. The credit facilities contained customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth. If we were to become in default of these covenants, the financial institutions could call the loans. While no borrowings were outstanding under these facilities at July 31, 2003, during fiscal 2003, our average outstanding borrowings under these facilities were $68.9 million. During the first quarter of fiscal 2004, we entered into new credit facilities described below.

(b) In accordance with SFAS No. 13, "Accounting for Leases," operating lease obligations are not reflected in the balance sheet.

      The following table provides a summary of our other commercial commitments (in thousands) at July 31, 2003:

                                         Amount of Commitment Expiration Per Period
                                  -------------------------------------------------------
                                    Total
                                   Amounts    Less than                            Over
                                  Committed    1 Year    1-3 Years   4-5 Years    5 Years
-----------------------------------------------------------------------------------------
Standby letters of credit         $  9,346     $9,346     $    --     $    --     $    --
Guarantees (a)                      98,286        346      41,116      38,310      18,514
                                  -------------------------------------------------------
  Total commercial commitments    $107,632     $9,692     $41,116     $38,310     $18,514
                                  =======================================================

(a) We discuss our guarantee agreements in Note 18 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

      On August 1, 2003, we completed our acquisition of OmniQuip, which includes all operations relating to the Sky Trak and Lull brand telehandler products. See Note 2 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. The purchase price was $100 million, with $90 million paid in cash at closing and $10 million paid in the form of an unsecured subordinated promissory note due on the second anniversary of the closing date. We funded the cash portion of the purchase price with remaining unallocated proceeds from the sale of our $125 million senior notes and anticipate funding approximately $46.1 million in transaction and integration expenses, including restructuring charges, with cash generated from operations and borrowings under our credit facilities.

      Our principle sources of liquidity for fiscal 2004 will be cash generated from operations, remaining proceeds from the May 2003 sale of our 8 1/4% senior notes, borrowings under our credit facilities and monetizations of finance receivables originated by our Access Financial Solutions segment. Availability of funds under our credit facilities and monetizations of finance receivables depend on a variety of factors described below.

      On September 23, 2003, we entered into a new three-year $175 million senior secured revolving credit facility that replaces our previous $150 million revolving credit facility and a pari passu, one-year $15 million cash management facility to replace our previous $25 million secured bank revolving line of credit facility. Both facilities are secured by a lien on substantially all of our assets. Availability of credit requires compliance with financial and other covenants, including during fiscal 2004 a requirement that we maintain leverage ratios of Net Funded Debt to EBITDA measured on a rolling four quarters and Net Funded Senior Debt to EBITDA measured on a rolling four quarters not to exceed
6.00 to 1.00 and 2.00 to 1.00, respectively, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a Tangible Net Worth of a least $194 million, plus 50% of Consolidated Net Income on a cumulative basis for each preceding fiscal quarter, commencing with the quarter ended July 31, 2003. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and

70% of various categories of domestic inventory. Accordingly, credit available to us under these facilities will vary with seasonal and other changes in the borrowing base and leverage ratios, including changes resulting from completion of the accounting for the OmniQuip transaction and inclusion of OmniQuip financial performance into our results of operations. We do not expect to have full availability of the stated maximum amount of credit at all times. However, based on our current business plan, we expect to have sufficient credit availability that combined with cash to be generated from operations will meet our expected seasonal requirements for working capital and planned capital and integration expenditures for fiscal 2004.

      With the commencement of our Access Financial Solutions segment in fiscal 2002, we initially relied on cash generated from operations and borrowings under our credit facilities to fund our origination of customer finance receivables. Through this approach, we generated a diverse portfolio of financial assets which we seasoned and began to monetize principally through limited recourse syndications. Our ability to continue originations of finance receivables to be held by us as financial assets depends on the availability of monetizations, which, in turn, depends on the credit quality of our customers, the degree of credit enhancement or recourse that we are able to offer, and market demand among third-party financial institutions for our finance receivables. During fiscal 2003 and 2002, we monetized $112.8 and $101.7 million, respectively, in finance receivables through syndications with 14 different financial institutions. Although monetizations generate cash, under SFAS No. 140, "Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," the monetized portion of our finance receivables portfolio remains recorded on our balance sheet as limited recourse debt.

      Beginning with fiscal 2004, we expect that our originations and monetizations of finance receivables will continue, but at lower levels than in prior years, and that our limited recourse debt balance will begin to decline. In September 2003, we entered into a program agreement with GE Dealer Finance ("GE"), a division of General Electric Capital Corporation, to provide "private label" financing solutions for our customers. Under this agreement, our customers will continue to have direct interaction with our Access Financial Solutions personnel, but with GE having the right to provide direct funding for transactions that meet agreed credit criteria subject to limited recourse to us. Transactions funded by GE will not be held by us as financial assets and therefore their subsequent monetization will not be recorded on our balance sheet as limited recourse debt. Transactions not funded by GE may still be funded by us to the extent of our liquidity sources and subsequently monetized or funded directly by other credit providers.

      As discussed in Note 18 of the Notes to Consolidated Financial Statements,
Item 8 of Part II of this report, we are a party to multiple agreements whereby we guarantee $98.3 million in indebtedness of others. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

      Our exposure to product liability claims is discussed in Note 18 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. Future results of operations, financial condition and liquidity may be affected to the extent that our ultimate exposure with respect to product liability varies from current estimates.

      There can be no assurance, that unanticipated events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

OUTLOOK

      This Outlook section and other parts of this Management's Discussion and Analysis contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as "may," "believes," "expects," "plans" and similar terminology. These statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the following: (i) general economic and market conditions, including political and economic uncertainty in areas of the world where we do business; (ii) varying and seasonal levels of demand for our products and services; (iii) limitations on customer access to credit for purchases; (iv) credit risks from our financing of customer purchases; and (v) costs of raw materials and energy, as well as other risks as described in "Cautionary Statements Pursuant to the Securities Litigation Reform Act" which is an exhibit to this report. We undertake no obligation to publicly update or revise any forward-looking statements.

      The effects of the U.S. economic recession resulted in a continued depression in the access industry, which has experienced staggering declines in market demand over the last three years causing many manufacturers to exit the market. On a positive note, while North American non-residential construction remains lackluster, vacancy rates are trending in the right direction and the pipeline of architectural planning continues to improve. Rental rates and utilization rates, critical metrics for our customers, are also showing signs of improving. Another favorable trend is reflected in the age of the rental fleets. Many of the larger rental companies have significantly aged their fleets during this downturn and are now anticipating the beginning of a refreshment cycle. Should the economic signs continue to improve, and our customers' balance sheets improve, we expect fleet refreshment to be accelerated.

      Across the Atlantic, the economy in Europe has lagged the U.S. and many of the markets are now in recession. Most of the customers in this region are smaller than the typical U.S. customer resulting in conditions being even more challenging. This has had the additional impact of a significant amount of relatively "new" used equipment coming to market as rental companies rationalize their fleets to rightsize for the current market conditions and reduce debt.

      We have said many times that our customers' willingness and ability to refresh their fleets depend on three factors. The first two--positive economic signals and a healthy used equipment market--look favorable domestically. The third, our customers' ability to finance significant new purchases, remains the most challenging element yet to materialize as credit conditions continue to be very tight despite historically low interest rates. Overall, we anticipate that the spring and summer construction season of 2004 should show improvement in the U.S., while a European recovery may be up to a year behind.

MARKET RISK

      We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage exposure to these risks principally through our regular operating and financing activities.

      We are exposed to changes in interest rates as a result of our outstanding debt. In June 2003, we entered into a $70 million fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% in order to mitigate our interest rate exposure. The basis of the variable rate paid is the London Interbank Offered Rate (LIBOR) plus 4.51%. In July 2003, we entered into a $62.5 million fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 1/4% in order to mitigate our interest rate exposure. The basis of the variable rate paid is the London Interbank Offered Rate (LIBOR) plus 5.15%. These swap agreements are designated as hedges of the fixed-rate borrowings which are outstanding and are structured as perfect hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." During fiscal 2003, we terminated our $87.5 million notional fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% that we entered into during June 2002, which resulted in a deferred gain of $6.2 million. This $6.2 million deferred gain will offset interest expense over the remaining life of the debt. At July 31, 2003, we had $132.5 million of interest rate swap agreements outstanding. Total interest bearing liabilities at July 31, 2003 consisted of $120.2 million in variable-rate borrowing and $340.4 million in fixed-rate borrowing. At the current level of variable-rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $0.7 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed-rate debt.

      We manufacture our products in the United States and Belgium and sell these products in North America and Europe as well as other international markets. As a result of the sales of our products in foreign markets, our earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies resulting from transactions in foreign markets. At July 31, 2003, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would have the effect of reducing gross profits for the year ended July 31, 2003 by approximately $18.7 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

      In addition to the direct effects of changes in exchange rates, such changes also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices.

      We enter into certain foreign currency contracts, principally forward exchanges, to manage some of our foreign exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. At July 31, 2003, we were managing $168.7 million of foreign currency contracts. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sales of our products will be affected by changes in exchange rates.

      During fiscal years 2003, 2002 and 2001, we entered into certain currency forward contracts to mitigate our economic risk to foreign exchange risk that qualify as derivative instruments under SFAS No. 133. However, we have not designated these instruments as hedge transactions under SFAS No. 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings. These foreign currency contracts have not historically been material to our financial position and results of operations.

      Additional information regarding our management of exposure to market risks is included in Note 1 of the Notes to Consolidated Financial Statements,
Item 8 of Part II of this report.

RECENT ACCOUNTING PRONOUNCEMENTS

      Information regarding recent accounting pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

OFF-BALANCE SHEET ARRANGEMENTS

      Information regarding off-balance sheet arrangements is included in our Contractual Obligations and Other Commercial Commitments tables, Item 7 of Part II of this report and in Note 4 and Note 18 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information regarding this item is included under the heading Market Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

                                                                   Years Ended July 31
                                                          -------------------------------------
(in thousands, except per share data)                        2003          2002          2001
-----------------------------------------------------------------------------------------------
Revenues
  Net sales                                               $ 733,480     $ 745,870     $ 952,269
  Financial products                                         19,184        14,227         3,889
  Rentals                                                     7,125         9,973         7,714
                                                          -------------------------------------
                                                            759,789       770,070       963,872
Cost of sales                                               622,475       637,983       775,078
                                                          -------------------------------------
Gross profit                                                137,314       132,087       188,794
Selling and administrative expenses                          79,225        79,693        89,145
Product development expenses                                 16,142        15,586        15,440
Goodwill amortization                                            --            --         6,052
Restructuring charges                                         2,754         6,091         4,402
                                                          -------------------------------------
Income from operations                                       39,193        30,717        73,755
Interest expense                                            (27,985)      (16,255)      (22,195)
Miscellaneous, net                                            6,691         4,759         2,737
                                                          -------------------------------------
Income before taxes and cumulative effect of change
  in accounting principle                                    17,899        19,221        54,297
Income tax provision                                          3,724         6,343        20,091
                                                          -------------------------------------
Income before cumulative effect of change in
  accounting principle                                       14,175        12,878        34,206
Cumulative effect of change in accounting principle              --      (114,470)           --
                                                          -------------------------------------
Net income (loss)                                         $  14,175     $(101,592)    $  34,206
                                                          =====================================
Earnings (loss) per common share:
  Earnings per common share before cumulative effect
    of change in accounting principle                     $     .33     $     .31     $     .81
  Cumulative effect of change in accounting principle            --         (2.72)           --
                                                          -------------------------------------
  Earnings (loss) per common share                        $     .33     $   (2.41)    $     .81
                                                          =====================================
Earnings (loss) per common share--assuming dilution:
  Earnings per common share--assuming dilution before
    cumulative effect of change in accounting principle   $     .33     $     .30     $     .80
  Cumulative effect of change in accounting principle            --         (2.65)           --
                                                          -------------------------------------
  Earnings (loss) per common share--assuming dilution     $     .33     $   (2.35)    $     .80
                                                          =====================================
Cash dividends per share                                  $     .02     $    .025     $     .04
                                                          =====================================
Weighted average shares outstanding                          42,601        42,082        42,155
                                                          =====================================
Weighted average shares outstanding--assuming dilution       42,866        43,170        42,686
                                                          =====================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

                                                                         July 31
                                                                 -----------------------
(in thousands, except per share data)                               2003          2002
----------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                                        $ 132,809     $   6,205
Accounts receivable, less allowance for doubtful accounts
  of $7,363 in 2003 and $7,159 in 2002                             266,180       227,722
Finance receivables, less provision for losses of $529 in
  2003 and $1,662 in 2002                                            3,168        28,248
Pledged finance receivables, less provision for losses of
  $2,656 in 2003 and $632 in 2002                                   41,334        34,353
Inventories                                                        116,886       165,536
Other current assets                                                45,385        31,042
                                                                 -----------------------
      Total Current Assets                                         605,762       493,106
Property, plant and equipment, net                                  79,699        84,370
Equipment held for rental, net of accumulated depreciation
  of $4,683 in 2003 and $5,878 in 2002                              19,651        20,979
Finance receivables, less current portion                           31,156        45,412
Pledged finance receivables, less current portion                  119,073        53,703
Goodwill, net of accumulated amortization of $12,968 in
  2003 and 2002                                                     29,509        28,791
Other assets                                                        53,135        51,880
                                                                 -----------------------
                                                                 $ 937,985     $ 778,241
                                                                 =======================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt                                                  $     635     $  13,934
Current portion of long-term debt                                      837           493
Current portion of limited recourse debt from finance
  receivables monetizations                                         45,279        34,850
Accounts payable                                                    83,408       129,317
Accrued expenses                                                    91,057        83,309
                                                                 -----------------------
      Total Current Liabilities                                    221,216       261,903
Long-term debt, less current portion                               294,158       177,331
Limited recourse debt from finance receivables monetizations,
  less current portion                                             119,661        52,721
Accrued post-retirement benefits                                    26,179        24,989
Other long-term liabilities                                         15,160        10,807
Provisions for contingencies                                        12,114        14,448
Shareholders' Equity
Capital stock:
  Authorized shares: 100,000 at $.20 par value
  Issued and outstanding shares: 2003--43,367 shares;
    2002--42,728 shares                                              8,673         8,546
Additional paid-in capital                                          23,597        18,846
Retained earnings                                                  230,273       216,957
Unearned compensation                                               (5,428)       (1,649)
Accumulated other comprehensive loss                                (7,618)       (6,658)
                                                                 -----------------------
      Total Shareholders' Equity                                   249,497       236,042
                                                                 -----------------------
                                                                 $ 937,985     $ 778,241
                                                                 =======================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                Capital Stock                                            Accumulated
                                              -----------------   Additional                                Other         Total
                                                          Par      Paid-in      Retained    Unearned    Comprehensive  Shareholders'
(in thousands, except per share data)         Shares     Value     Capital      Earnings  Compensation  (Loss) Income     Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances at July 31, 2000                     43,648    $ 8,729    $ 12,514    $  308,966    $ (1,474)     $ (4,684)     $ 324,051
Comprehensive income:
  Net income for the year                                                          34,206
    Aggregate translation adjustment                                                                           (909)
    Minimum pension liability, net of
      deferred tax benefit of $82                                                                               119
Total comprehensive income                                                                                                  33,416
Dividends paid: $.04 per share                                                     (1,699)                                  (1,699)
Purchase and retirement of common stock       (1,672)      (334)                  (21,866)                                 (22,200)
Shares issued under employee stock plans         168         34       1,506                    (2,558)                      (1,018)
Tax benefit related to exercise of
  nonqualified stock options                                            236                                                    236
Amortization of unearned compensation                                                             655                          655
                                              ------------------------------------------------------------------------------------
Balances at July 31, 2001                     42,144      8,429      14,256       319,607      (3,377)       (5,474)       333,441
                                              ------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss for the year                                                          (101,592)
    Aggregate translation adjustment                                                                           (753)
    Minimum pension liability, net of
      deferred tax benefit of $232                                                                             (431)
Total comprehensive loss                                                                                                  (102,776)
Dividends paid: $.025 per share                                                    (1,058)                                  (1,058)
Shares issued under employee stock plans         584        117       1,876                        29                        2,022
Tax benefit related to exercise of
  nonqualified stock options                                          2,714                                                  2,714
Amortization of unearned compensation                                                           1,699                        1,699
                                              ------------------------------------------------------------------------------------
Balances at July 31, 2002                     42,728      8,546      18,846       216,957      (1,649)       (6,658)       236,042
                                              ------------------------------------------------------------------------------------
Comprehensive income:
  Net income for the year                                                          14,175
    Aggregate translation adjustment                                                                          1,276
    Minimum pension liability, net of
      deferred tax benefit of $1,201                                                                         (2,236)
Total comprehensive income                                                                                                  13,215
Dividends paid: $.02 per share                                                       (859)                                    (859)
Shares issued under employee stock plans         639        127       4,585                    (4,613)                          99
Tax benefit related to exercise of
  nonqualified stock options                                            166                                                    166
Amortization of unearned compensation                                                             834                          834
                                              ------------------------------------------------------------------------------------
Balances at July 31, 2003                     43,367    $ 8,673    $ 23,597    $  230,273    $ (5,428)     $ (7,618)     $ 249,497
                                              ====================================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended July 31
                                                              -----------------------------------
(in thousands)                                                   2003         2002         2001
-------------------------------------------------------------------------------------------------
OPERATIONS
Net income (loss)                                             $  14,175    $(101,592)   $  34,206
Adjustments to reconcile net income to cash flow from
  operating activities:
    Gain on sale of joint venture                                    --           --       (1,008)
    Loss on sale of property, plant and equipment                   266          392        2,770
    Gain on sale of equipment held for rental                    (6,794)      (8,049)      (3,371)
    Non-cash charges and credits:
      Cumulative effect of change in accounting principle            --      114,470           --
      Depreciation and amortization                              19,937       20,959       28,775
      Provision for self-insured losses                           6,344        7,943        6,450
      Deferred income taxes                                      (5,247)      (4,635)      (2,017)
      Other                                                       7,027        3,689        2,163
    Changes in selected working capital items:
      Accounts receivable                                       (43,985)     (40,110)     (18,949)
      Inventories                                                48,926       24,462      (41,807)
      Accounts payable                                          (46,026)      52,685      (39,897)
      Other operating assets and liabilities                    (12,706)      15,194       (2,900)
    Changes in finance receivables                               40,487       57,154     (132,790)
    Changes in pledged finance receivables                     (114,271)     (91,331)          --
    Changes in other assets and liabilities                      (3,295)     (28,136)      (5,722)
                                                              -----------------------------------
Cash flow from operating activities                             (95,162)      23,095     (174,097)
INVESTMENTS
Purchases of property, plant and equipment                      (10,806)     (12,954)     (15,787)
Proceeds from the sale of property, plant and equipment             216          172          416
Purchases of equipment held for rental                          (16,342)     (26,429)     (33,406)
Proceeds from the sale of equipment held for rental              19,063       28,924       31,251
Proceeds from sale of joint venture                                  --           --        4,000
Other                                                              (689)         405       (5,540)
                                                              -----------------------------------
Cash flow from investing activities                              (8,558)      (9,882)     (19,066)
FINANCING
Net (decrease) increase in short-term debt                      (13,497)      (7,771)      13,009
Issuance of long-term debt                                      404,283      617,000      571,505
Repayment of long-term debt                                    (279,647)    (717,572)    (383,629)
Issuance of limited recourse debt                               117,383       90,214           --
Repayment of limited recourse debt                                 (118)          --           --
Payment of dividends                                               (859)      (1,058)      (1,699)
Purchase of common stock                                             --           --      (22,201)
Exercise of stock options and issuance of restricted awards         927        3,732         (126)
                                                              -----------------------------------
Cash flow from financing activities                             228,472      (15,455)     176,859
CURRENCY ADJUSTMENTS
Effect of exchange rate changes on cash                           1,852         (807)         102
CASH
Net change in cash and cash equivalents                         126,604       (3,049)     (16,202)
Beginning balance                                                 6,205        9,254       25,456
                                                              -----------------------------------
Ending balance                                                $ 132,809    $   6,205    $   9,254
                                                              ===================================

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data and unless otherwise indicated)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation and Statement Presentation

      The consolidated financial statements include our accounts and our subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

      Where appropriate, we have reclassified certain prior year amounts in the consolidated financial statements to conform to the fiscal 2003 presentation.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Revenue Recognition

      Sales of equipment and service parts are unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Our sales terms are "free-on-board" shipping point (FOB shipping point); however, certain sales may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the units and risks of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order. In the unusual instance that our shipping terms are "shipping point destination," revenue is recorded at the time the goods reach our customers.

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

      We adopted Staff Accounting Bulletin No. 101 ("SAB 101") on revenue recognition effective at the beginning of our fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material impact on our consolidated financial statements.

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

Cash and Cash Equivalents

      We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents and classify such amounts as cash.

Inventories

      Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the LIFO (last-in, first-out) method. All other inventories are based on the FIFO (first-in, first-out) method.

      Our inventories consist of the following at July 31:

                                                             2003         2002
--------------------------------------------------------------------------------
Finished goods                                             $ 72,063     $104,680
Raw materials and work in process                            51,267       65,579
                                                           ---------------------
                                                            123,330      170,259
Less LIFO provision                                           6,444        4,723
                                                           ---------------------
                                                           $116,886     $165,536
                                                           =====================

      The cost of United States inventories stated under the LIFO method was 48% and 60% at July 31, 2003 and 2002, respectively, of our total inventory.

Property, Plant and Equipment and Equipment Held for Rental

      Property, plant and equipment and equipment held for rental are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, based on useful lives of 15 years for land improvements, 10 to 20 years for buildings and improvements, three to 10 years for machinery and equipment, and three to seven years for equipment held for rental. Depreciation expense was $19.8 million, $20.9 million and $22.7 million for the fiscal years 2003, 2002 and 2001, respectively.

Long-Lived Assets

      The carrying value of long-lived assets, including intangible assets other than goodwill, is evaluated whenever events or changes in circumstances indicate that the carrying value of any such assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset including disposition are less than the carrying value of the asset. Impairment is measured as the amount by which the carrying value exceeds the fair value.

Goodwill

      Goodwill represents the difference between the total purchase price and the fair value of identifiable assets and liabilities acquired in business acquisitions.

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," establishing new financial reporting standards for acquired goodwill and other intangible assets. On August 1, 2001, we elected early adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Accordingly, we ceased amortization of all goodwill. The amount of goodwill impairment, if any, is measured by comparing its implied fair value with its carrying amount and writing down its carrying amount to its implied fair value. Intangible assets that have finite useful lives continue to be amortized over their useful lives. In addition, these assets continue to be reviewed for possible impairment whenever events or changes in circumstances indicate carrying value may not be recoverable.

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

Product Development

      We incurred product development costs of $16.1 million, $15.6 million and $15.9 million in 2003, 2002 and 2001, respectively, which were charged to expense as incurred.

Product Warranty

      Most of our products carry a product warranty. That product warranty generally provides that we repair or replace most parts or parts of the product found to be defective in material or workmanship during the specified warranty period following purchase at no cost to the customer. In addition, we provide a one-year warranty on replacement or service parts that we sell. We establish reserves related to warranties we provide on our products. Specific reserves are maintained for programs related to machine safety and reliability issues. Estimates are made regarding the size of the population, the type of program, costs to be incurred by us and estimated participation. Additional reserves are maintained based on the historical percentage relationships of such costs to machine sales and applied to current equipment sales.

      This table presents our reconciliation of accrued product warranty during the period from July 31, 2002 to July 31, 2003:

Balance as of August 1, 2002                                            $ 9,375
Payments                                                                 (5,338)
Accruals                                                                  4,818
Changes in the liability for accruals                                      (270)
                                                                        -------
Balance as of July 31, 2003                                             $ 8,585
                                                                        =======

Concentrations of Credit Risk

      Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of trade and finance receivables. As of July 31, 2003, approximately 17% of our trade receivables were due from two customers and approximately 50% of our finance receivables were due from three customers. In addition, one customer accounted for approximately 9% of our trade receivables and that same customer accounted for approximately 21% of our finance receivables. We continuously evaluate the creditworthiness of our customers and secure transactions with letters of credit where we believe the risk warrants it. Finance receivables are collateralized by a security interest in the underlying assets. Write-offs for uncollected receivables have not been significant.

Advertising and Promotion

      All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was $3.4 million, $3.4 million and $6.0 million in 2003, 2002 and 2001, respectively.

Foreign Currency Translation

      The financial statements of our foreign operations are measured in their local currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year to year are accumulated in a separate component of shareholders' equity.

      We are exposed to risks arising from changes in foreign currency rates, primarily the British pound, Euro and Australian dollar. The aggregate foreign currency transactions included in the results of operations were gains of $5.4 million and $2.9 million in 2003 and 2002, respectively, and a loss of $0.9 million in 2001.

Derivative Instruments

      We are exposed to market risks from changes in interest rates and foreign currency exchange rates. During fiscal 2003 and 2002, we entered into interest rate swap agreements to manage our interest rate exposure in order to achieve a cost-effective mix of fixed- and variable-rate indebtedness. We do not utilize derivatives that contain leverage features. On the date on which we enter into a derivative, the derivative is designated as a hedge of the identified exposure. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking hedge transactions. In this documentation, we specifically identify the hedged item and state how the hedging instrument is expected to reduce the risks related to the hedged item.

      We have designated our outstanding interest rate swap agreements as fair value hedges of the underlying fixed rate obligations. The objective of our hedges is to protect the debt against changes in fair value due to changes in the benchmark interest rate. The fair value of interest rate swap agreements is recorded in other assets or other long-term liabilities with a corresponding increase or decrease in the fixed-rate obligation. The changes in the fair value of interest rate swap agreements and the underlying fixed-rate obligations are recorded as equal and offsetting unrealized gains and losses in interest expense in the Consolidated Statements of Income. We have structured our interest rate swap agreements to be 100% effective. As a result, there is no current impact on earnings resulting from hedge ineffectiveness.

      Our outstanding interest rate swap instruments at July 31, 2003, consisted of a $70 million notional fixed-to-variable rate swap with a fixed-rate receipt of 8 3/8% and a $62.5 million notional fixed-to-variable rate swap with a fixed-rate receipt of 8 1/4%. The basis of the variable rates paid related to our $70 million and $62.5 million interest rate swap instruments are the London Interbank Offered Rate (LIBOR) plus 4.51% and 5.15%, respectively. The fair value of our interest rate hedges were a negative $11.4 million at July 31, 2003 and reflect the estimated amount that we would owe to terminate the contracts at the reporting date.

      We enter into certain foreign currency contracts, principally forward exchanges, to manage some of our foreign currency exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sales of our products will be affected by changes in exchange rates.

      During the year, we entered into certain currency forward contracts to mitigate our economic risk to foreign exchange risk that qualify as derivative instruments under SFAS No. 133. However, we have not designated these instruments as hedge transactions under SFAS No. 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives are included in the Consolidated Balance Sheet in other current assets and other current liabilities. The mark-to-market impact related to the above forwards was a gain of approximately $0.2 million at July 31, 2003, and charges of approximately $2.4 million and $0.4 million at July 31, 2002 and 2001, respectively, and are included in Miscellaneous, net in the Consolidated Statements of Income.

Stock-Based Compensation

      As more fully described in Note 12 of the Notes to Consolidated Financial Statements, we have elected to continue to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure."

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

      Effective August 1, 2002, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes the accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have an impact on our consolidated financial position or results of operations.

      Effective August 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 144 did not have a significant impact on our consolidated financial position or results of operations.

      Effective June 1, 2002, we elected early adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30. As a result, $0.5 million of deferred financing costs related to the reduction in the maximum borrowing available under our revolving credit facility from $250 million to $150 million that was expensed during fiscal 2003 and $0.1 million of deferred financing costs related to our former $83 million senior credit facility that was expensed during fiscal 2002 are included in interest expense on our Consolidated Statements of Income.

      Effective January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement nullifies Emerging Issue Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and is effective for exit or disposal activities initiated after December 31, 2002. As more fully described in Note 17 of the Notes to Consolidated Financial Statements, the adoption of SFAS No. 146 required that since some employees terminated under our second quarter of fiscal 2003 restructuring plan are required to render service until they are terminated in order to receive the termination benefit, we will recognize this liability ratably over the future periods of service. Under previous accounting treatment, we would have immediately recognized the entire obligation for this severance at the time of approval of the restructuring plan.

      Effective January 1, 2003, we adopted the provisions of FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The implementation of this interpretation requires certain disclosures regarding guarantees of the indebtedness of others as provided in Note 18 of the Notes to Consolidated Financial Statements. In addition, FIN 45 requires that we recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The requirements of FIN 45 did not have a material impact on our results of operations or financial position at July 31, 2003.

      In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," and APB Opinion No. 28, "Interim Financial Reporting." The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 will not have an impact on us as we have elected to continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. In addition, we began providing quarterly pro forma disclosure of stock based compensation, as measured under the fair value requirements of SFAS No. 123 during our third quarter ended April 30, 2003.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities ("VIE's") to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003 for those variable interests held prior to February 1, 2003. While we believe this Interpretation will not have a material effect on our financial position or results of operations, we are continuing to evaluate the effect of adoption of this Interpretation, which will occur in the first quarter of fiscal 2004.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the accounting for derivatives, amending the previously issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. As we currently mark all of our derivative financial instruments and hedging contracts to market under SFAS No. 133, the adoption of SFAS No. 149 is not expected to have an impact on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As we currently do not have financial instruments with characteristics of both liabilities and equity, the adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

NOTE 2--SUBSEQUENT EVENTS--ACQUISITION/SENIOR SECURED REVOLVING CREDIT FACILITY

      On August 1, 2003, we completed our acquisition of the OmniQuip business unit ("OmniQuip") of Textron Inc., which includes all operations relating to the Sky Trak and Lull brand telehandler products. The purchase price was $100 million, with $90 million paid in cash at closing and $10 million paid in the form of an unsecured subordinated promissory note due on the second anniversary of the closing date. In addition, we will incur an estimated $5.7 million in transaction expenses and estimated expenditures totaling $40.4 million over a four-year period related to our integration plan. The integration plan expenditures are associated with personnel reductions, facility closings, other restructuring costs, plant start-up costs and facility operating expenses. Sales for the purchased operations in calendar year 2002 totaled approximately $217 million. We funded the cash portion of the purchase price with the remaining unallocated proceeds from the sale of our $125 million senior notes and anticipate funding transaction and integration expenses with cash generated from operations and borrowings under our credit facilities.

      OmniQuip manufactures and markets multi-brand telehandlers and is North America's leading producer of telehandlers used in numerous applications by commercial and residential building contractors, as well as by customers in other construction, military and agricultural markets. OmniQuip is also a key supplier of telescopic material handlers to the U.S. military.

      On September 23, 2003, we entered into a new three-year $175 million senior secured revolving credit facility that replaces our previous $150 million revolving credit facility and a pari passu, one-year $15 million cash management facility to replace our previous $25 million secured bank revolving line of credit facility. Both facilities are secured by a lien on substantially all of our assets. Availability of credit requires compliance with financial and other covenants, including during fiscal 2004 a requirement that we maintain leverage ratios of Net Funded Debt to EBITDA measured on a rolling four quarters and Net Funded Senior Debt to EBITDA measured on a rolling four quarters not to exceed
6.00 to 1.00 and 2.00 to 1.00, respectively, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a Tangible Net Worth of at least $194 million, plus 50% of Consolidated Net Income on a cumulative basis for each preceding fiscal quarter, commencing with the quarter ended July 31, 2003. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and 70% of various categories of domestic inventory.

NOTE 3--ACCOUNTS RECEIVABLE SECURITIZATION

      In June 2000, we entered into a three-year receivables purchase agreement with an independent issuer of receivables-backed commercial paper. Under the terms of the agreement, we agreed to sell to our special purpose, wholly owned subsidiary, on an ongoing basis and without recourse, a designated pool of accounts receivable. This entity sold an undivided percentage ownership interest in all the receivables to a third party. During February 2002, we terminated our receivables purchase agreement by repurchasing for $18.1 million the undivided interest in pool receivables owned by our securitization subsidiary.

      At July 31, 2001, the undivided interest in our pool of accounts receivable that had been sold to the purchasers aggregated $50.6 million, which was used to retire debt outstanding under our revolving credit facilities. Sales of accounts receivable were reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds were included in cash flows from operating activities in the Consolidated Statements of Cash Flows.

NOTE 4--FINANCE RECEIVABLES

      Finance receivables represent sales-type leases resulting from the sale of our products. Our net investment in finance receivables was as follows at July 31:

                                                          2003           2002
-------------------------------------------------------------------------------
Gross finance receivables                              $ 205,390      $ 155,786
Estimated residual value                                  35,337         44,608
                                                       ------------------------
                                                         240,727        200,394
Unearned income                                          (42,811)       (36,384)
                                                       ------------------------
Net finance receivables                                  197,916        164,010
Provision for losses                                      (3,185)        (2,294)
                                                       ------------------------
                                                       $ 194,731      $ 161,716
                                                       ========================

      Of the finance receivables balances at July 31, 2003 and 2002, $160.4 million and $88.1 million, respectively, are pledged finance receivables resulting from the sale of finance receivables through monetization transactions. In compliance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," these transactions are accounted for as debt on our Consolidated Balance Sheets. The maximum loss exposure associated with these transactions was $21.7 million as of July 31, 2003. As of July 31, 2003, our provision for losses related to these transactions was $2.7 million.

      The following table displays the contractual maturity of our finance receivables. It does not necessarily reflect future cash collections because of various factors including the possible refinancing or sale of finance receivables and repayments prior to maturity.

      For the twelve-month periods ended July 31:

2004                                                                   $ 48,606
2005                                                                     49,715
2006                                                                     46,970
2007                                                                     36,622
2008                                                                     15,452
Thereafter                                                                8,025
Residual value in equipment at lease end                                 35,337
Less: unearned finance income                                           (42,811)
                                                                       --------
Net investment in leases                                               $197,916
                                                                       ========

      Provisions for losses on finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio.

NOTE 5--PROPERTY, PLANT AND EQUIPMENT

      Our property, plant and equipment consists of the following at July 31:

                                                             2003         2002
--------------------------------------------------------------------------------
Land and improvements                                      $  7,119     $  7,480
Buildings and improvements                                   51,420       51,092
Machinery and equipment                                     117,564      115,522
                                                           ---------------------
                                                            176,103      174,094
Less allowance for depreciation                              96,404       89,724
                                                           ---------------------
                                                           $ 79,699     $ 84,370
                                                           =====================

NOTE 6--GOODWILL

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

      In the year of adoption, SFAS No. 142 requires the first step of the goodwill impairment test to be completed within the first six months of adoption and the final step to be completed within twelve months. The first step is to screen for potential impairment and the second measures the amount of impairment, if any. During the second quarter of fiscal 2002, we performed an initial impairment test by reporting unit, which indicated potential impairment of goodwill attributable to our Gradall reporting unit, which is part of our Machinery segment, resulting from changing business conditions including consolidation of the telehandler market, unplanned excess manufacturing capacity costs and eroded margins due to competitive pricing pressures. During the fourth quarter of fiscal 2002, we calculated the fair value of the Gradall and foreign reporting units using third-party appraisals and expected future discounted cash flows. As a result of this analysis, we concluded that goodwill was impaired and recorded an impairment charge of $114.5 million, or $2.65 per diluted share, which is reflected as a cumulative effect of change in accounting principle in the Consolidated Statements of Income. There was no income tax effect on this change in accounting principle.

      This table presents our comparative net income and earnings per common share before the cumulative effect of accounting change and goodwill amortization under SFAS No. 142 for the years ended July 31:

                                                                                         2003             2002               2001
---------------------------------------------------------------------------------------------------------------------------------
Reported income before cumulative effect of change in accounting principle        $    14,175      $    12,878        $    34,206
Add: goodwill amortization                                                                 --               --              6,052
                                                                                  -----------------------------------------------
Adjusted income before cumulative effect of change in accounting principle             14,175           12,878             40,258
Cumulative effect of change in accounting principle                                        --         (114,470)                --
                                                                                  -----------------------------------------------
Adjusted net income (loss)                                                        $    14,175      $  (101,592)       $    40,258
                                                                                  ===============================================
Earnings (loss) per common share:
Reported earnings per common share before cumulative effect of change in
  accounting principle                                                            $       .33      $       .31        $       .81
Goodwill amortization                                                                      --               --                .14
                                                                                  -----------------------------------------------
Adjusted earnings per common share before cumulative effect of change in
  accounting principle                                                                    .33              .31                .95
Cumulative effect of change in accounting principle                                        --            (2.72)                --
                                                                                  -----------------------------------------------
Adjusted earnings (loss) per common share                                         $       .33      $     (2.41)       $       .95
                                                                                  ===============================================
Earnings (loss) per common share--assuming dilution:
Reported earnings per common share--assuming dilution before cumulative
  effect of change in accounting principle                                        $       .33      $       .30        $       .80
Goodwill amortization                                                                      --               --                .14
                                                                                  -----------------------------------------------
Adjusted earnings per common share--assuming dilution before cumulative
  effect of change in accounting principle                                                .33              .30                .94
Cumulative effect of change in accounting principle                                        --            (2.65)                --
                                                                                  -----------------------------------------------
Adjusted earnings (loss) per common share--assuming dilution                      $       .33      $     (2.35)       $       .94
                                                                                  ===============================================

      This table presents our reconciliation of the recorded goodwill during the period from July 31, 2002 to July 31, 2003:

Balance as of August 1, 2002                                             $28,791
Additions                                                                    718
Impairment charge recorded                                                    --
                                                                         -------
Balance as of July 31, 2003                                              $29,509
                                                                         =======

      During the second quarter of fiscal 2003, we purchased the assets of a trailer manufacturer for $1.1 million, which caused the increase in the recorded goodwill of our Machinery segment. These trailers feature a specialized hydraulic system that allows the operator to lower the trailer deck to ground level. This product series is complementary to our aerial work platform product lines and is offered in 20 models with three styles: flat bed, utility or enclosed.

NOTE 7--ACCRUED EXPENSES

      Our accrued expenses consist of the following at July 31:

                                                              2003          2002
--------------------------------------------------------------------------------
Accrued value added taxes                                  $19,131       $ 5,380
Accrued payroll and related taxes and benefits              16,051        13,169
Current portion of product liability                         9,500         6,723
Accrued warranty                                             8,585         9,375
Accrued income taxes                                         5,734         7,896
Accrued interest                                             5,640         2,460
Accrued allowance for contingent liabilities                 4,801         4,137
Accrued sales rebate                                         4,636         4,697
Accrued dealer costs                                         4,556         6,463
Unearned income                                              1,208           421
Accrued commissions                                          1,109         1,567
Other accrued expenses                                      10,106        21,021
--------------------------------------------------------------------------------
                                                           $91,057       $83,309
================================================================================

NOTE 8--OPERATING LEASES

      Our total rental expense for operating leases was $9.2 million, $9.2 million and $6.3 million in 2003, 2002 and 2001, respectively. At July 31, 2003, our future minimum lease payments under operating leases amounted to $5.6 million, $5.1 million, $5.2 million, $5.9 million, $1.0 million and $2.6 million in 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

NOTE 9--CHANGES IN ACCOUNTING ESTIMATES

      During the second quarter of fiscal 2003, we determined that we would not make a discretionary profit sharing contribution for calendar year 2002. This change resulted in an increase in net income of $1.5 million, or $.03 per diluted share, for fiscal 2003.

      As more fully described in Note 11 of the Notes to Consolidated Financial Statements, during the fourth quarter of fiscal 2003, as a result from a change in accounting estimate attributable to tax benefits received from foreign operations partially offset by the creation of a valuation allowance for certain foreign net operating losses, our current year's tax rate included a $2.1 million benefit to net income, or $.05 per diluted share.

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

NOTE 10--SEGMENT INFORMATION

      We have organized our business into three segments--Machinery, Equipment Services and Access Financial Solutions. The Machinery segment contains the design, manufacture and sale of new equipment. The Equipment Services segment contains after-sales service and support, including parts sales, equipment rentals, and used and remanufactured or reconditioned equipment sales. The Access Financial Solutions segment contains financing and leasing activities. We evaluate performance of the Machinery and Equipment Services segments and allocate resources based on operating profit before interest, miscellaneous income/expense and income taxes. We evaluate performance of the Access Financial Solutions segment and allocate resources based on its operating profit less interest expense. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

      Our business segment information consisted of the following for the years ended July 31:

                                                             2003            2002            2001
-------------------------------------------------------------------------------------------------
Revenues:
  Machinery                                             $ 603,145       $ 621,283       $ 835,893
  Equipment Services                                      136,737         133,058         122,650
  Access Financial Solutions                               19,907          15,729           5,329
                                                        -----------------------------------------
                                                        $ 759,789       $ 770,070       $ 963,872
                                                        =========================================
Segment profit (loss):
  Machinery                                             $  28,385       $  29,039       $  78,501
  Equipment Services                                       27,119          24,686          25,268
  Access Financial Solutions                                3,990           5,288            (223)
  General corporate                                       (32,001)        (33,347)        (30,797)
                                                        -----------------------------------------
Segment profit                                             27,493          25,666          72,749
  Add Access Financial Solution's interest expense         11,700           5,051           1,006
                                                        -----------------------------------------
Operating income                                        $  39,193       $  30,717       $  73,755
                                                        =========================================
Depreciation and amortization:
  Machinery                                             $  13,984       $  14,994       $  23,344
  Equipment Services                                        3,766           3,613           2,917
  Access Financial Solutions                                  691             781           1,197
  General corporate                                         1,496           1,571           1,317
                                                        -----------------------------------------
                                                        $  19,937       $  20,959       $  28,775
                                                        =========================================
Expenditures for long-lived assets:
  Machinery                                             $  11,200       $  12,350       $  14,324
  Equipment Services                                       15,084          22,236          26,154
  Access Financial Solutions                                  579           4,661           5,372
  General corporate                                           285             136           3,343
                                                        -----------------------------------------
                                                        $  27,148       $  39,383       $  49,193
                                                        =========================================
Assets:
  Machinery                                             $ 566,801       $ 462,399       $ 564,345
  Equipment Services                                       36,574          45,361          41,231
  Access Financial Solutions                              237,632         187,153         137,136
  General corporate                                        96,978          83,328          82,877
                                                        -----------------------------------------
                                                        $ 937,985       $ 778,241       $ 825,589
                                                        =========================================

      Sales to one customer accounted for 15%, 22% and 22% of Machinery revenues for the years ended July 31, 2003, 2002 and 2001, respectively; 16%, 12% and 11% of Equipment Services revenues for the years ended July 31, 2003, 2002 and 2001, respectively; and 21% and 30% of Access Financial Solutions revenues for the years ended July 31, 2003 and 2002, respectively. Another customer accounted for 15% and 34% of Access Financial Solutions revenues for the years ended July 31, 2003 and 2002, respectively. Also, two additional customers each accounted for 10% of Machinery revenues for the year ended July 31, 2003.

      Our revenues by product group consisted of the following for the years ended July 31:

                                                                              2003          2002          2001
--------------------------------------------------------------------------------------------------------------
Aerial work platforms                                                     $435,164      $475,241      $682,689
Telehandlers                                                               119,536        87,443        87,704
Excavators                                                                  48,445        58,599        65,500
After-sales service and support, including parts sales, and used and
  reconditioned equipment sales                                            130,335       124,587       116,376
Financial products                                                          19,184        14,227         3,889
Rentals                                                                      7,125         9,973         7,714
                                                                          ------------------------------------
                                                                          $759,789      $770,070      $963,872
                                                                          ====================================

      We manufacture our products in the United States and Belgium and sell these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations.

      Our revenues by geographic area consisted of the following for the years ended July 31:

                                        2003              2002              2001
--------------------------------------------------------------------------------
United States                       $555,155          $556,252          $709,412
Europe                               145,038           167,940           187,924
Other                                 59,596            45,878            66,536
                                    --------------------------------------------
                                    $759,789          $770,070          $963,872
                                    ============================================

NOTE 11--INCOME TAXES

      Our income tax provision consisted of the following for the years ended July 31:

                                       2003              2002              2001
--------------------------------------------------------------------------------
United States:
  Current                           $ 4,163          $ 10,611          $ 21,991
  Deferred                           (3,129)           (4,635)           (2,017)
                                    -------------------------------------------
                                      1,034             5,976            19,974
                                    -------------------------------------------
Other countries:
  Current                             2,690               367               117
                                    -------------------------------------------
                                    $ 3,724          $  6,343          $ 20,091
                                    ===========================================

      We made income tax payments of $8.5 million, $0.9 million and $25.6 million in 2003, 2002 and 2001, respectively. Income tax benefits recorded directly as an adjustment to equity as a result of employee stock options were $0.2 million, $2.7 million and $0.2 million in 2003, 2002 and 2001, respectively.

      The difference between the U.S. federal statutory income tax rate and our effective tax rate is as follows for the years ended July 31:

                                                    2003       2002       2001
--------------------------------------------------------------------------------
Statutory U.S. federal income tax rate                35%        35%        35%
Change in estimate                                   (11)        --         --
Effect of export profits taxed at lower rates         (2)        (5)        (4)
Non-deductibility of goodwill                         --         --          4
Other                                                 (1)         3          2
                                                     --------------------------
Effective tax rate                                    21%        33%        37%
                                                     ==========================

      The current year's rate included a $2.1 million benefit to net income, or $.05 per diluted share, resulting from a change in accounting estimate attributable to tax benefits received from foreign operations partially offset by the creation of a valuation allowance for certain foreign net operating losses.

      Our components of deferred tax assets and liabilities were as follows at July 31:

                                                                               2003          2002
-------------------------------------------------------------------------------------------------
Future income tax benefits:
  Employee benefits                                                        $ 20,975       $15,859
  Contingent liabilities provisions                                          10,744        11,620
  Operating loss carryforwards                                                7,850         3,481
  Other                                                                       7,095         6,392
  Valuation allowance                                                        (3,994)           --
                                                                           ----------------------
                                                                             42,670        37,352
                                                                           ----------------------
Deferred tax liabilities for depreciation and asset basis differences         9,009         8,938
                                                                           ----------------------
Net deferred tax assets                                                    $ 33,661       $28,414
                                                                           ======================

      The current and long-term deferred tax asset amounts are included in other current assets and other asset balances on the Consolidated Balance Sheets.

      At July 31, 2003, we had foreign tax loss carryforwards of $17.7 million, which may be carried forward indefinitely. The valuation allowance increased by $4.0 million due to the uncertainty surrounding our ability to recognize certain of the tax benefits associated with these foreign losses. We also have state loss carryforwards of approximately $62.1 million, which will expire between 2011 and 2013.

NOTE 12--STOCK-BASED INCENTIVE PLANS

      Our stock incentive plan has reserved 0.2 million shares of capital stock that may be awarded to key employees in the form of options to purchase capital stock, restricted shares or bonus shares. Our Board of Directors sets the option price and vesting terms of options and restricted shares in accordance with the terms of our stock incentive plan. The expense related to the award of restricted shares was $0.8 million, $1.7 million and $0.7 million in 2003, 2002 and 2001, respectively. For all options currently outstanding, the option price is the fair market value of the shares on their date of grant.

      Our stock option plan for directors provides for an annual grant to each outside director of a single option to purchase six thousand shares of capital stock, providing we earned a net profit, before extraordinary items, for the prior fiscal year. The option exercise price shall be equal to the shares' fair market value on their date of grant. An aggregate of 1.4 million shares of capital stock is reserved to be issued under the plan.

      Our equity compensation plans in effect as of July 31, 2003 are as follows:

                                                                                                            Number of
                                                  Number of Securities                                Securities Remaining
                                                      to be Issued            Weighted Average        Available for Future
                                                    Upon Exercise of          Exercise Price of       Issuance Under Equity
Plan Category                                      Outstanding Options       Outstanding Options       Compensation Plans
---------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
  by security holders                                     4,679                    $11.16                     1,652
Equity compensation plans not approved
  by security holders                                        --                        --                        --
                                                   ------------------------------------------------------------------------
Total                                                     4,679                    $11.16                     1,652
                                                   ========================================================================

      Our outstanding options and transactions involving the plans are summarized as follows:

                                                           2003                    2002                     2001
                                                   ----------------------------------------------------------------------
                                                                Weighted                Weighted                 Weighted
                                                                 Average                 Average                  Average
                                                                Exercise                Exercise                 Exercise
                                                   Options        Price      Options      Price       Options      Price
-------------------------------------------------------------------------------------------------------------------------
Outstanding options at the beginning of
  the year                                           3,335       $12.40       4,260       $11.13       3,105       $11.12
Options granted                                      1,729         8.45          42        11.30       1,298        11.06
Options canceled                                      (295)       12.18        (336)       11.60         (92)       14.34
Options exercised                                      (90)        1.77        (631)        4.16         (51)        2.62
                                                   ----------------------------------------------------------------------
Outstanding options at the end of the year           4,679       $11.16       3,335       $12.40       4,260       $11.13
                                                   ======================================================================
Exercisable options at the end of the year           2,538       $12.95       2,174       $13.03       2,278       $10.63
                                                   ======================================================================

      Our information with respect to stock options outstanding at July 31, 2003 is as follows:

                                          Options Outstanding                                Options Exercisable
                      --------------------------------------------------------------------------------------------------------
Range of                     Number         Weighted Average       Weighted Average        Number         Weighted Average
Exercise Prices            Outstanding       Remaining Life         Exercise Price       Exercisable       Exercise Price
------------------------------------------------------------------------------------------------------------------------------
$ 1.12 to $ 1.59                24                 .3                  $ 1.59                 24              $ 1.59
  2.93 to   3.30                93                  1                    3.13                 93                3.13
  5.64 to  10.91             3,354                  8                    9.48              1,310               10.48
 11.30 to  14.75               588                  5                   13.28                491               13.25
 17.31 to  17.69               235                  5                   17.61                235               17.61
 18.09 to  21.94               385                  6                   21.18                385               21.18

      We have elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock options. Under this opinion, we do not recognize compensation expense arising from such grants because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net income and earnings per share has been determined as if we had accounted for our employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                                              2003            2002            2001
--------------------------------------------------------------------------------------------------
Volatility factor                                             .546            .571            .596
Expected life in years                                         4.9             3.0             4.9
Dividend yield                                                 .24%            .18%            .36%
Interest rate                                                  3.0%           3.06%           4.57%
Weighted average fair market value at date of grant          $4.12           $4.56           $5.88

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Our pro forma information follows for the years ended July 31:

                                                                                   2003             2002              2001
--------------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                              $    14,175      $  (101,592)      $    34,206
Less: Total stock-based employee compensation expense determined under
  fair value based method for all awards, net of related tax effects             (3,476)          (2,863)           (1,684)
                                                                            ----------------------------------------------
Pro forma net income (loss)                                                 $    10,699      $  (104,455)      $    32,522
                                                                            ==============================================
Earnings per share:
  Earnings (loss) per common share--as reported                             $       .33      $     (2.41)      $       .81
                                                                            ==============================================
  Earnings (loss) per common share--pro forma                               $       .25      $     (2.48)      $       .77
                                                                            ==============================================
  Earnings (loss) per common share--assuming dilution--as reported          $       .33      $     (2.35)      $       .80
                                                                            ==============================================
  Earnings (loss) per common share--assuming dilution--pro forma            $       .25      $     (2.42)      $       .76
                                                                            ==============================================

NOTE 13--BASIC AND DILUTED EARNINGS PER SHARE

      This table presents our computation of basic and diluted earnings per share for the years ended July 31:

                                                                              2003         2002              2001
-----------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in accounting principle      $    14,175  $    12,878       $    34,206
Cumulative effect of change in accounting                                       --     (114,470)               --
                                                                       ------------------------------------------
Net income (loss)                                                      $    14,175  $  (101,592)      $    34,206
                                                                       ==========================================
Denominator for basic earnings per share--weighted average shares           42,601       42,082            42,155
Effect of dilutive securities--employee stock options
  and unvested restricted shares                                               265        1,088               531
                                                                       ------------------------------------------
Denominator for diluted earning per share--weighted average
  shares adjusted for dilutive securities                                   42,866       43,170            42,686
                                                                       ==========================================
Earnings per common share before cumulative effect of
  change in accounting principle                                       $       .33  $       .31       $       .81
Cumulative effect of change in accounting principle                             --        (2.72)               --
                                                                       ------------------------------------------
Earnings (loss) per common share                                       $       .33  $     (2.41)      $       .81
                                                                       ==========================================
Earnings per common share--assuming dilution before cumulative
  effect of change in accounting principle                             $       .33  $       .30       $       .80
Cumulative effect of change in accounting principle                             --        (2.65)               --
                                                                       ------------------------------------------
Earnings (loss) per common share--assuming dilution                    $       .33  $     (2.35)      $       .80
                                                                       ==========================================

      During fiscal 2003, options to purchase 4.8 million shares of capital stock at a range of $5.64 to $21.94 per share were not included in the computation of diluted earnings per share because exercise prices for the options were more than the average market price of the capital stock.

NOTE 14--SHAREHOLDER RIGHTS PLAN

      We declared a distribution of one Right for each outstanding share of capital stock to shareholders of record at the close of business on June 15, 2000. Each Right entitles the registered holder to purchase from us one-tenth of a share of our capital stock at a purchase price of $40 per whole share of our capital stock. The Rights will expire on May 24, 2010 unless redeemed earlier by us or exchanged for capital stock.

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

      Similarly, unless certain conditions are met, if we engage in a merger or other business combination following a Stock Acquisition where we do not survive or where part of our capital shares are exchanged or converted into securities, cash or property of another person, or if 50% or more of our assets or earning power is sold or transferred, the Rights become exercisable for shares of the acquirer's stock having a value of twice the exercise price (or, under certain circumstances, cash or property.) The Rights are not exercisable, however, until our right of redemption described below has expired.

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

NOTE 15--REPURCHASE OF CAPITAL STOCK

      During the year ended July 31, 2001, we repurchased 1.7 million shares of our capital stock at an aggregate cost of $22.2 million.

NOTE 16--EMPLOYEE RETIREMENT PLANS

      Substantially all of our employees participate in defined contribution or non-contributory defined benefit plans. As of July 31, 2003, approximately 11% of our employees were covered by union-sponsored, collectively bargained multi-employer pension plans and a union employment contract which expires April 2006. The expense related to funding the multi-employer plan was $0.2 million, $0.2 million and $0.5 million in 2003, 2002 and 2001, respectively.

      We have discretionary, defined contribution retirement plans covering our eligible U.S. employees. Our policy is to fund the cost as accrued. Plan assets are invested in mutual funds and our capital stock. The aggregate expense relating to these plans was $0.8 million, $0.8 million and $7.1 million in 2003, 2002 and 2001, respectively. We also have non-qualified defined benefit plans that provide senior management with supplemental retirement, medical, disability and death benefits.

      This table presents our defined benefit pension and postretirement plans' funded status and amounts recognized in our consolidated financial statements:

                                                                    Pension                   Postretirement
                                                                    Benefits                      Benefits
                                                           -----------------------------------------------------
                                                               2003           2002           2003           2002
----------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year                  $ 25,310       $ 22,123       $ 28,085       $ 24,791
  Service cost                                                1,514          1,203          1,177          1,083
  Interest cost                                               1,759          1,574          2,012          1,788
  Change in assumptions                                       3,503            913             65             --
  Change in participation                                         2             --             43           (247)
  Actuarial (gain)/loss                                       2,156            662          9,239          2,003
  Benefits paid                                              (1,448)        (1,165)        (1,578)        (1,333)
                                                           -----------------------------------------------------
  Benefit obligation at end of year                        $ 32,796       $ 25,310       $ 39,043       $ 28,085
                                                           =====================================================
Change in plan assets:
  Fair value of plan assets at beginning of year           $ 12,131       $ 12,597       $     --       $     --
  Actual return on plan assets                               (1,268)          (242)            --             --
  Contributions                                               1,551            941          1,578          1,333
  Benefits paid                                              (1,448)        (1,165)        (1,578)        (1,333)
                                                           -----------------------------------------------------
  Fair value of plan assets at end of year                 $ 10,966       $ 12,131       $     --       $     --
                                                           =====================================================
  Funded status                                            $(21,830)      $(13,179)      $(39,043)      $(28,085)
  Unrecognized net actuarial (gain)/loss                     10,660          2,807         14,531          5,387
  Unrecognized transition obligation                             28             60             99            125
  Unrecognized prior service cost                               767          1,023         (1,766)        (2,187)
                                                           -----------------------------------------------------
  Accrued benefit cost                                     $(10,375)      $ (9,289)      $(26,179)      $(24,760)
                                                           =====================================================
Amounts recognized in the consolidated balance sheet:
  Accrued benefit cost                                     $(14,919)      $(10,396)      $(26,179)      $(24,760)
  Accumulated other comprehensive (gain)/loss                 4,544          1,107             --             --
                                                           -----------------------------------------------------
  Net amount recognized                                    $(10,375)      $ (9,289)      $(26,179)      $(24,760)
                                                           =====================================================

      The funded status of our defined benefit pension plans at July 31, 2003 reflects the effects of negative returns experienced in the global capital markets and a decline in the discount rate used to estimate the pension liability. As a result, the accumulated benefit obligation exceeded the fair value of plan assets. As required by accounting principles generally accepted in the United States, the Consolidated Balance Sheet reflected a minimum pension liability of $4.5 million at July 31, 2003. The effect of the funded status of the plan resulted in an increase in accrued benefit costs by $3.4 million and an increase in accumulated other comprehensive loss by $2.2 million, net of tax.

      Our components of pension and postretirement expense were as follows for the years ended July 31:

                                                      Pension Benefits                      Postretirement Benefits
                                           ----------------------------------------------------------------------------
                                              2003          2002          2001          2003          2002         2001
-----------------------------------------------------------------------------------------------------------------------
Service cost                               $ 1,514       $ 1,203       $ 3,580       $ 1,177       $ 1,083       $  890
Interest cost                                1,759         1,574         1,651         2,012         1,788        1,757
Expected return                             (1,012)       (1,065)         (459)           --            --           --
Amortization of prior service cost             256           256           256          (421)         (421)          --
Amortization of transition obligation           32            32            32            26            26           --
Amortization of net (gain)/loss                 87           (37)           --           203            90           --
                                           ----------------------------------------------------------------------------
                                           $ 2,636       $ 1,963       $ 5,060       $ 2,997       $ 2,566       $2,647
                                           ============================================================================

      Our weighted average actuarial assumptions as of July 31 were as follows:

                                        Pension Benefits          Postretirement Benefits
                                   ------------------------------------------------------
                                     2003      2002     2001      2003      2002     2001
-----------------------------------------------------------------------------------------
Discount rate                       6.25%     7.25%     7.5%     6.25%     7.25%     7.5%
Expected return on plan assets       8.0%      8.5%     8.5%       --        --       --
Rate of compensation increase       4.25%      4.5%     4.5%       --        --       --

      The health care cost trend rate used to determine the postretirement benefit obligation was 13.1% for 2003. This rate decreases gradually to an ultimate rate of 5.7% in 2013, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects:

                                                   One-Percentage-Point
                                                   ---------------------
                                                   Increase     Decrease
------------------------------------------------------------------------
Postretirement benefit obligation                  $5,080        $4,242
Service and interest cost components               $  497        $  406

NOTE 17--REPOSITIONING AND RESTRUCTURING COSTS

      During the second quarter of fiscal 2003, we announced further actions related to our ongoing longer-term strategy to streamline operations and reduce fixed and variable costs. As part of our capacity rationalization plan for our Machinery segment that commenced in early 2001, the 130,000-square-foot Sunnyside facility in Bedford, Pennsylvania, which produced selected scissor lift models, was temporarily idled and production integrated into our Shippensburg, Pennsylvania facility. Additionally, reductions in selling, administrative and product development costs will result from changes in our global organization and from process consolidations. When these changes and consolidations are fully implemented, we expect to generate approximately $20 million in annualized savings at a cost of $9.4 million, representing a payback of approximately six months.

      The announced plan contemplates that we will reduce a total of 189 people globally and transfer 99 production jobs from the Sunnyside facility to the Shippensburg facility. As a result, pursuant to the plan we anticipate incurring a pre-tax charge of $5.9 million, consisting of $3.5 million in restructuring costs associated with personnel reductions and employee relocation and lease and contract terminations and $2.4 million in charges related to relocating certain plant assets and start-up costs. In addition, we will spend approximately $3.5 million on capital requirements. Almost all of these expenses will be cash charges.

      As noted above, the continuing streamlining of our operations will result in $3.5 million in personnel reductions and relocation and lease and contract terminations and will be recorded as a restructuring cost. In accordance with new accounting requirements, during the second, third and fourth quarters of fiscal 2003, we recognized approximately $1.2 million, $1.4 million and $0.1 million, respectively, of the pre-tax restructuring charge, consisting of an accrual for termination benefit costs and employee relocation costs. In addition, we incurred $1.0 million of costs related to relocating certain plant assets and start-up costs, which was recorded as a cost of sales. In addition, during the third and fourth quarters of fiscal 2003 we spent approximately $0.6 million and $2.0 million, respectively, on capital requirements. We anticipate recording the remaining restructuring and restructuring-related costs in our first quarter of fiscal 2004.

      The following table presents a rollforward of our activity in the restructuring accrual and our charges related to relocating certain plant assets and start-up costs associated with the move of the Bedford operations to the Shippensburg facility and costs related to our process consolidations:

                                                                              Other                  Restructuring
                                                              Termination  Restructuring                Related
                                                                Benefits      Costs        Total        Charges
------------------------------------------------------------------------------------------------------------------
Restructuring charge recorded during second quarter
  of fiscal 2003                                                $ 1,183       $  --       $ 1,183       $ 2,402
Utilization of reserves during the second quarter of
  fiscal 2003--cash                                                (114)         --          (114)          (19)
                                                                --------------------------------------------------
Balance at January 31, 2003                                       1,069          --         1,069         2,383
Restructuring charge recorded during the third quarter
  of fiscal 2003                                                  1,175         258         1,433            --
Utilization of reserves during the third quarter of fiscal
  2003--cash                                                       (626)        (38)         (664)         (318)
                                                                --------------------------------------------------
Balance at April 30, 2003                                         1,618         220         1,838         2,065
Restructuring charge recorded during the fourth quarter
  of fiscal 2003                                                     45          93           138            --
Utilization of reserves during the fourth quarter of
  fiscal 2003--cash                                              (1,316)        (89)       (1,405)         (721)
                                                                --------------------------------------------------
Balance at July 31, 2003                                        $   347       $ 224       $   571       $ 1,344
                                                                ==================================================

      During fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at this facility have been integrated into our McConnellsburg, Pennsylvania facility. As a result, through July 31, 2003, we have incurred a pre-tax charge of $6.9 million, consisting of $1.2 million for termination benefits and lease termination costs, a $4.9 million asset write-down and $0.9 million in charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to the McConnellsburg facility.

      The following table presents a rollforward of our activity in the restructuring accrual and our charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to
McConnellsburg:

                                                                           Other                  Restructuring
                                             Termination   Impairment  Restructuring                 Related
                                              Benefits      of Assets      Costs        Total        Charges
---------------------------------------------------------------------------------------------------------------
Total restructuring charge                     $ 1,120       $ 4,613       $ 358       $ 6,091       $ 1,658
Fiscal 2002 utilization of reserves--cash         (135)           --         (86)         (221)         (399)
Fiscal 2002 utilization of reserves--
  non-cash                                          --        (4,613)         --        (4,613)         (225)
                                               ----------------------------------------------------------------
Balance at July 31, 2002                           985            --         272         1,257         1,034
Fiscal 2003 utilization of reserves--cash         (985)           --         (88)       (1,073)         (228)
                                               ----------------------------------------------------------------
Balance at July 31, 2003                       $    --       $    --       $ 184       $   184       $   806
                                               ================================================================

      At July 31, 2003 and 2002, we included $5.2 million and $6.0 million, respectively, in assets held for sale on the Condensed Consolidated Balance Sheets in other current assets and ceased depreciating these assets during the third quarter of fiscal 2002.

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

      As part of the $15.8 million, we recorded a restructuring charge of $4.4 million to rationalize manufacturing capacity in our Machinery segment and, of the remainder, $9.5 million was reflected in cost of sales, $1.0 million was recorded in selling, administrative and product development expenses, and $0.9 million was reflected in miscellaneous, net. The restructuring charge included the permanent closure of a manufacturing facility in Bedford, Pennsylvania resulting in a reduction of approximately 265 people. In addition, aligning our workforce with then current economic conditions at other facilities worldwide resulted in a further reduction of approximately 370 people during the fourth quarter of fiscal 2001 for a total of 635 people. We accrued $3.3 million for termination costs and a $1.1 million write-down related to the closure of the facility.

      At July 31, 2003 and 2002, we included $1.1 million and $1.3 million, respectively, in assets held for sale on the Consolidated Balance Sheets in other current assets and ceased depreciating these assets during the fourth quarter of fiscal 2001.

NOTE 18--COMMITMENTS AND CONTINGENCIES

      We are a party to personal injury and property damage litigation arising out of incidents involving the use of our products. Our insurance program for fiscal 2003 was comprised of a self-insured retention of $7 million for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $100 million in excess of the retention and primary coverage. We contract with an independent firm to provide claims handling and adjustment services. Our estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. We frequently review the methods of making such estimates and establishing the resulting accrued liability, and any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

      With respect to all product liability claims of which we are aware, we established accrued liabilities of $19.0 million and $18.8 million at July 31, 2003 and 2002, respectively. These amounts are included in accrued expenses and provisions for contingencies on our Consolidated Balance Sheets. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely that we would experience losses that are materially in excess of such reserve amounts. The provisions for self-insured losses are included within cost of sales in our Consolidated Statements of Income. As of July 31, 2003 and 2002, there were $0 and $0.1 million of insurance recoverables or offset implications, respectively, and no claims by us being contested by insurers.

      At July 31, 2003, we are a party to multiple agreements whereby we guarantee $98.3 million in indebtedness of others, including the $21.7 million maximum loss exposure associated with our limited recourse agreements. As of July 31, 2003, four customers owed approximately 51% of the guaranteed indebtedness. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying collateral and/or make demand for reimbursement from other parties for any payments made by us under these agreements. At July 31, 2003, we had $5.8 million reserved related to these agreements, including a provision for losses of $2.7 million related to our limited recourse agreements. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. While we believe it is unlikely that we would experience losses under these agreements that are materially in excess of the amounts reserved, we can provide no assurance that the financial condition of the third parties will not deteriorate resulting in the customer's inability to meet its obligation and, in the event that occurs, we cannot guarantee that the collateral underlying the agreement will not result in losses materially in excess of those reserved.

NOTE 19--BANK CREDIT LINES AND LONG-TERM DEBT

      At July 31, 2003, we had a syndicated revolving credit facility with an aggregate commitment of $150 million with a maturity of December 31, 2003. Borrowings under the facility bear interest equal to either LIBOR plus a margin ranging from 0.55% to 2.25%, depending on our ratio of funded debt to EBITDA; or the greater of prime or federal funds rate plus 0.50%. Loans made under this facility are secured by a security interest in certain of our inventory, equipment, and accounts and finance receivables. We are required to pay an annual administrative fee of $35 thousand and a facility fee ranging from 0.20% to 0.275%, depending on our ratio of funded debt to EBITDA.

      We also had a $25 million secured bank revolving line of credit with a term of one year, renewable annually, and at an interest rate of the greater of prime or federal funds rate plus 0.50% or a spread over LIBOR. Loans made under this facility are secured by a security interest in certain of our inventory, equipment, and accounts and finance receivables. Outstanding amounts under our revolving line of credit were $0 and $13.9 million at July 31, 2003 and 2002, respectively.

      The credit facilities contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth. On July 8, 2003, we entered into amendments to our $150 million revolving credit facility to change the administrative agent bank from Wachovia Bank to Sun Trust Bank, to authorize the OmniQuip transaction and certain debt and liens that would be incurred thereby, to modify certain financial covenants to give us greater operating flexibility, and to change the termination date of the facility from June 18, 2004 to December 31, 2003. Simultaneously, we entered into parallel amendments to our $25 million overdraft facility.

      On September 23, 2003, we entered into a new three-year $175 million senior secured revolving credit facility that replaces our previous $150 million revolving credit facility and a pari passu, one-year $15 million cash management facility to replace our previous $25 million secured bank revolving line of credit facility. Both facilities are secured by a lien on substantially all of our assets. Availability of credit requires compliance with financial and other covenants, including during fiscal 2004 a requirement that we maintain leverage ratios of Net Funded Debt to EBITDA measured on a rolling four quarters and Net Funded Senior Debt to EBITDA measured on a rolling four quarters not to exceed
6.00 to 1.00 and 2.00 to 1.00, respectively, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a Tangible Net Worth of at least $194 million, plus 50% of Consolidated Net Income on a cumulative basis for each preceding fiscal quarter, commencing with the quarter ended July 31, 2003. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and 70% of various categories of domestic inventory.

      In May 2003, we sold $125 million principal amount of our 8 1/4% senior notes due 2008. The net proceeds of the offering were used to repay outstanding debt under our revolving credit facility with the balance to be used for general corporate purposes. Interest will accrue from May 5, 2003, and we will pay interest twice a year, beginning November 1, 2003. The notes will be guaranteed on a senior unsecured basis by all of our existing and any future material domestic restricted subsidiaries.

      In June 2002, we sold $175 million principal amount of our 8 3/8% senior subordinated notes due 2012. The net proceeds of the offering were used to repay outstanding debt under our revolving credit facility and to terminate a working capital facility. Interest on the notes will accrue from June 15, 2002 and we will pay interest twice a year, beginning December 15, 2002. The notes will be unconditionally guaranteed on a general unsecured senior subordinated basis by all of our existing and future material domestic restricted subsidiaries.

      Our long-term debt was as follows at July 31:

                                                      2003           2002
-------------------------------------------------------------------------
8 3/8% senior subordinated notes due 2012        $ 175,000       $175,000
8 1/4% senior unsecured notes due 2008             125,000             --
Fair value hedging adjustment                       (6,353)           914
Other                                                1,348          1,910
                                                 ------------------------
                                                   294,995        177,824
Less current portion                                   837            493
                                                 ------------------------
                                                 $ 294,158       $177,331
                                                 ========================

      Interest paid on all borrowings was $15.8 million, $12.7 million and $21.2 million in 2003, 2002 and 2001, respectively. The aggregate amounts of long-term debt outstanding at July 31, 2003 which will become due in 2004 through 2008 are: $0.8 million, $0.8 million, $0.8 million, $0.8 million and $122.3 million, respectively.

      At July 31, 2003, the fair value of our $175 million 8 3/8% senior subordinated notes due 2012 and our $125 million 8 1/4% senior unsecured notes due 2008 was $158.5 million and $126.3 million, respectively, based on quoted market values. The fair value of our remaining long-term debt at July 31, 2003 and at July 31, 2002 is estimated to approximate the carrying amount reported in the Consolidated Balance Sheets based on current interest rates for similar types of borrowings.

NOTE 20--LIMITED RECOURSE DEBT

      As a result of the sale of finance receivables through limited recourse monetization transactions during fiscal 2003 and fiscal 2002, we have $164.9 million of limited recourse debt outstanding as of July 31, 2003. The aggregate amounts of limited recourse debt outstanding at July 31, 2003, which will become due in 2004 through 2008 are: $45.3 million, $36.3 million, $37.8 million, $27.9 million and $10.4 million, respectively

NOTE 21--COMPREHENSIVE INCOME

      SFAS No. 130, "Reporting Comprehensive Income," defines comprehensive income as non-stockholder changes in equity. Our accumulated other comprehensive income (loss) consists of the following at July 31:

                                                               2003         2002
--------------------------------------------------------------------------------

Aggregate translation adjustments                          $(4,689)     $(5,965)
Minimum pension liability, net of deferred tax benefit      (2,929)        (693)
                                                           ---------------------
                                                           $(7,618)     $(6,658)
                                                           =====================

      Translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The minimum pension liability adjustment as of July 31, 2003, is net of deferred tax benefits of $1.6 million.

NOTE 22--CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

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

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               As of July 31, 2003

                                                           Guarantor    Non-Guarantor      Other and     Consolidated
                                             Parent       Subsidiaries   Subsidiaries     Eliminations      Total
---------------------------------------------------------------------------------------------------------------------
ASSETS
Accounts receivable--net                   $ 151,213       $  40,059       $  74,977       $     (69)      $266,180
Finance receivables--net                       5,992          24,956          (1,596)          4,972         34,324
Pledged finance receivables--net                  --         160,411              (4)             --        160,407
Inventories                                   46,302          31,326          39,651            (393)       116,886
Property, plant and equipment--net            24,749          42,234          13,152            (436)        79,699
Equipment held for rental--net                   919          16,130           2,602              --         19,651
Investment in subsidiaries                   244,788              --           4,977        (249,765)            --
Other assets                                 196,186          30,357          34,234              61        260,838
                                           --------------------------------------------------------------------------
                                           $ 670,149       $ 345,473       $ 167,993       $(245,630)      $937,985
                                           ==========================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses      $ 118,539       $  24,497       $  50,580       $ (19,151)      $174,465
Long-term debt, less current portion         294,158              --              --              --        294,158
Limited recourse debt from finance
  receivables monetizations, less
  current portion                                 --         119,661              --              --        119,661
Other liabilities                           (250,124)        232,883          95,583          21,862        100,204
                                           --------------------------------------------------------------------------
  Total liabilities                          162,573         377,041         146,163           2,711        688,488
                                           --------------------------------------------------------------------------
Shareholders' equity                         507,576         (31,568)         21,830        (248,341)       249,497
                                           --------------------------------------------------------------------------
                                           $ 670,149       $ 345,473       $ 167,993       $(245,630)      $937,985
                                           ==========================================================================

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               As of July 31, 2002

                                                          Guarantor    Non-Guarantor    Other and     Consolidated
                                             Parent      Subsidiaries  Subsidiaries    Eliminations      Total
------------------------------------------------------------------------------------------------------------------
ASSETS
Accounts receivable--net                   $ 204,161       $ 19,128      $  37,857       $ (33,424)      $227,722
Finance receivables--net                          --         73,857             --            (197)        73,660
Pledged finance receivables--net                  --         88,056             --              --         88,056
Inventories                                   91,649         49,107         25,432            (652)       165,536
Property, plant and equipment--net            31,376         46,874          6,548            (428)        84,370
Equipment held for rental--net                 4,263         16,373            488            (145)        20,979
Investment in subsidiaries                   248,114             --          2,659        (250,773)            --
Other assets                                  88,456         15,851         13,809            (198)       117,918
                                           -----------------------------------------------------------------------
                                           $ 668,019       $309,246      $  86,793       $(285,817)      $778,241
                                           =======================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses      $ 158,046       $ 31,035      $  44,902       $ (21,357)      $212,626
Long-term debt, less current portion         177,309             22             --              --        177,331
Limited recourse debt from finance
  receivables monetizations, less
  current portion                                 --         52,721             --              --         52,721
Other liabilities                           (108,932)       221,240         (1,492)        (11,295)        99,521
                                           -----------------------------------------------------------------------
  Total liabilities                          226,423        305,018         43,410         (32,652)       542,199
                                           -----------------------------------------------------------------------
Shareholders' equity                         441,596          4,228         43,383        (253,165)       236,042
                                           -----------------------------------------------------------------------
                                           $ 668,019       $309,246      $  86,793       $(285,817)      $778,241
                                           =======================================================================

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        For the Year Ended July 31, 2003

                                               Guarantor      Non-Guarantor      Other and       Consolidated
                                 Parent      Subsidiaries      Subsidiaries     Eliminations         Total
-------------------------------------------------------------------------------------------------------------
Revenues                       $500,989        $ 150,843         $ 114,180         $(6,223)        $759,789
Gross profit (loss)             131,514          (11,018)           13,416           3,402          137,314
Other expenses (income)          85,048           22,548            14,883             660          123,139
Net income (loss)              $ 46,466        $ (33,566)        $  (1,467)        $ 2,742         $ 14,175

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        For the Year Ended July 31, 2002

                                               Guarantor      Non-Guarantor       Other and      Consolidated
                                 Parent       Subsidiaries     Subsidiaries      Eliminations        Total
-------------------------------------------------------------------------------------------------------------
Revenues                       $520,349        $ 231,624         $ 101,169         $(83,072)       $ 770,070
Gross profit (loss)             125,928             (853)            5,867            1,145          132,087
Other expenses (income)          87,539          139,084             8,374           (1,318)         233,679
Net income (loss)              $ 38,389        $(139,937)        $  (2,507)        $  2,463        $(101,592)

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        For the Year Ended July 31, 2001

                                               Guarantor      Non-Guarantor       Other and      Consolidated
                                Parent        Subsidiaries     Subsidiaries      Eliminations        Total
-------------------------------------------------------------------------------------------------------------
Revenues                       $703,895        $ 241,441         $ 73,367         $(54,831)        $963,872
Gross profit (loss)             194,528          (11,664)           6,005              (75)         188,794
Other expenses (income)         132,496           29,044           (6,965)              13          154,588
Net income (loss)              $ 62,032        $ (40,708)        $ 12,970         $    (88)        $ 34,206

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the Year Ended July 31, 2003

                                                                Guarantor      Non-Guarantor      Other and      Consolidated
                                                 Parent        Subsidiaries     Subsidiaries     Eliminations        Total
-----------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities            $  (1,644)        $ (99,572)        $ 6,683         $  (629)        $ (95,162)
Cash flow from investing activities               (6,563)            2,087          (6,814)          2,732            (8,558)
Cash flow from financing activities              110,782           117,056           3,426          (2,792)          228,472
Effect of exchange rate changes on cash            1,673                --            (818)            997             1,852
                                               ------------------------------------------------------------------------------
Net change in cash and cash equivalents          104,248            19,571           2,477             308           126,604
Beginning balance                                 22,949           (19,545)          3,093            (292)            6,205
                                               ------------------------------------------------------------------------------
Ending balance                                 $ 127,197         $      26         $ 5,570         $    16         $ 132,809
                                               ==============================================================================

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the Year Ended July 31, 2002

                                                                Guarantor      Non-Guarantor      Other and      Consolidated
                                                 Parent        Subsidiaries     Subsidiaries     Eliminations        Total
-----------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities            $ 150,568         $(134,013)        $ 2,138         $  4,402         $ 23,095
Cash flow from investing activities              (31,138)           (3,260)         (5,181)          29,697           (9,882)
Cash flow from financing activities             (103,573)          119,873           1,609          (33,364)         (15,455)
Effect of exchange rate changes on cash            1,058              (431)           (109)          (1,325)            (807)
                                               ------------------------------------------------------------------------------
Net change in cash and cash equivalents           16,915           (17,831)         (1,543)            (590)          (3,049)
Beginning balance                                  6,034            (1,714)          4,636              298            9,254
                                               ------------------------------------------------------------------------------
Ending balance                                 $  22,949         $ (19,545)        $ 3,093         $   (292)        $  6,205
                                               ==============================================================================

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the Year Ended July 31, 2001

                                                                Guarantor     Non-Guarantor     Other and       Consolidated
                                                 Parent        Subsidiaries    Subsidiaries    Eliminations         Total
----------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities            $(186,658)        $  6,201         $ 5,364         $   996         $(174,097)
Cash flow from investing activities               (1,189)         (12,308)         (3,560)         (2,009)          (19,066)
Cash flow from financing activities              177,347           (3,959)          2,201           1,270           176,859
Effect of exchange rate changes on cash              236              119            (294)             41               102
                                               -----------------------------------------------------------------------------
Net change in cash and cash equivalents          (10,264)          (9,947)          3,711             298           (16,202)
Beginning balance                                 16,298            8,233             925              --            25,456
                                               -----------------------------------------------------------------------------
Ending balance                                 $   6,034         $ (1,714)        $ 4,636         $   298         $   9,254
                                               =============================================================================

NOTE 23--UNAUDITED QUARTERLY FINANCIAL INFORMATION

      Our unaudited financial information was as follows for the fiscal quarters within the years ended July 31:

                                                                                                   Earnings Per
                                                                         Earnings Per              Common Share--
                                                Income Before            Common Share            Assuming Dilution
                                              Cumulative Effect        Before Cumulative         Before Cumulative
                                   Gross        of Change in          Effect of Change in       Effect of Change in
                  Revenues         Profit    Accounting Principle     Accounting Principle      Accounting Principle
--------------------------------------------------------------------------------------------------------------------
2003
  October 31      $160,487        $ 29,116        $    329                 $    .01                  $    .01
  January 31       151,313          26,098           4,226                      .10                       .10
  April 30         205,770          34,645           2,165                      .05                       .05
  July 31          242,219          47,455           7,455                      .17                       .17
                  --------------------------------------------------------------------------------------------------
                  $759,789        $137,314        $ 14,175                 $    .33                  $    .33
                  ==================================================================================================
2002
  October 31      $156,162        $ 30,060        $  2,366                 $    .06                  $    .06
  January 31       156,352          24,530           1,334                      .03                       .03
  April 30         208,732          34,267             836                      .02                       .02
  July 31          248,824          43,230           8,342                      .20                       .19
                  --------------------------------------------------------------------------------------------------
                  $770,070        $132,087        $ 12,878                 $    .31                  $    .30
                  ==================================================================================================

      Results for the second, third and fourth quarters of 2003 included restructuring charges of $1.2 million ($0.9 million net of tax), $1.4 million ($1.1 million net of tax) and $0.1 million ($0.1 net of tax), respectively. Results for the third quarter of 2002 included a restructuring charge of $6.1 million ($4.1 million net of tax). In addition, refer to Note 9 of the Notes to Consolidated Financial Statements for information related to changes in accounting estimates.

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

      The financial statements have been audited by Ernst & Young LLP, independent auditors. The independent auditors have considered the Company's internal controls and performed tests of procedures and accounting records in connection with the issuance of their reports on the fairness of the financial statements.

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

September 26, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
JLG Industries, Inc.
McConnellsburg, Pennsylvania

      We have audited the accompanying consolidated balance sheets of JLG Industries, Inc. as of July 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JLG Industries, Inc. at July 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 6 of the Notes to Consolidated Financial Statements, the Company adopted Statement No. 142, "Goodwill and Other Intangible Assets," as of August 1, 2001.


                                                          /s/ Ernst & Young LLP

Baltimore, Maryland
September 12, 2003, except for Note 2 as to which the date is September 23, 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer, with participation of other management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Controls

      We maintain a system of internal controls over financial reporting. There have been no significant changes in our internal controls during the last quarter of fiscal 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls.

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

      Information regarding audit committee financial experts serving on the Audit Committee of our Board of Directors appears under the caption "Board of Directors" in our Proxy Statement and is incorporated herein by reference.

      Information regarding delinquent filers appears under the caption "Board of Directors" in our Proxy Statement and is incorporated herein by reference.

      We have adopted a Code of Ethics and Business Conduct that applies to all Company personnel including our chief executive officer, chief financial officer and principal accounting officer. A copy of our Code of Ethics and Business Conduct is posted on our website at www.jlg.com.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this Item 14 relating to principal accountant fees and services is set forth under the caption "Disclosure of Audit and Other Fees" in our Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

      (3) Exhibits

2 Purchase and Sale Agreement, dated as of July 7, 2003, by and among TRAK International, Inc., Textron Inc., JLG Acquisition Corporation, and JLG Industries, Inc., which appears as Exhibit 2 to the Company's Form S-4 (File No. 333-107468--filed July 30, 2003), is hereby incorporated by reference.

3.1   Articles of Incorporation of JLG Industries, Inc., which appears as
      Exhibit 3 to the Company's Form 10-Q (File No. 1-12123--filed December 13,
      1996), is hereby incorporated by reference.

3.2 By-laws of JLG Industries, Inc., which appear as Exhibit 3 to the Company's Form 10-Q (File No. 1-12123--filed March 4, 2003), is hereby incorporated by reference.

4.1 Rights Agreement, dated as of May 24, 2000, between JLG Industries, Inc. and American Stock Transfer and Trust Company, which appears as Exhibit 1 to the Company's Form 8-A12B (File No. 1-12123--filed May 31, 2000), is hereby incorporated by reference.

4.2 Purchase Agreement, dated June 12, 2002, among JLG Industries, Inc., the Note Guarantors, Wachovia Securities, Inc., Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc., Banc One Capital Markets, Inc., BMO Nesbitt Burns Corp., BNY Capital Markets, Inc., and Credit Lyonnais Securities (USA) Inc., which appears as Exhibit 1 to the Company's Form S-4 (File No. 333-99217--filed September 6, 2002), is hereby incorporated by reference.

4.3 Indenture dated June 17, 2002, by and among JLG Industries, Inc., the Note Guarantors, and The Bank of New York, as Trustee, which appears as Exhibit
      4.1 to the Company's Form S-4 (File No. 333-99217--filed September 6,
      2002), is hereby incorporated by reference.

4.4 Registration Rights Agreement, dated June 17, 2002, by and among JLG Industries, Inc., the Note Guarantors, and Wachovia Securities, Inc., Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Banc One Capital Markets, Inc., BMO Nesbitt Burns Corp., BNY Capital Markets, Inc., and Credit Lyonnais Securities (USA) Inc., which appears as Exhibit
      4.2 to the Company's Form S-4 (File No. 333-99217--filed September 6,
      2002), is hereby incorporated by reference.

4.5 Purchase Agreement, dated April 30, 2003, among JLG Industries, Inc., the Note Guarantors (as defined therein), the Initial Purchasers (as defined therein) and The Bank of New York, as Trustee, which appears as Exhibit 1 to the Company's Form S-4 (File No. 333-107468--filed July 30, 2003), is hereby incorporated by reference.

4.6 Indenture dated as of May 5, 2003, by and among JLG Industries, Inc., the Note Guarantors party thereto, and The Bank of New York, as Trustee, which appears as Exhibit 4 to the Company's Form 10-Q (File No. 1-12123--filed May 29, 2003), is hereby incorporated by reference.

4.7 Registration Rights Agreement, dated May 5, 2003, by and among JLG Industries, Inc., the Note Guarantors, and Credit Suisse First Boston LLC, Deutsche Bank Securities, Inc., Banc One Capital Markets, Inc., BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., NatCity Investments, Inc., and SunTrust Capital Markets, Inc., as Initial Purchasers, which appears as Exhibit 4.2 to the Company's Form S-4 (File No. 333-107468--filed July 30, 2003), is hereby incorporated by reference.

10.1 Amended and Restated Credit Agreement, dated June 17, 2002, by and among, JLG Industries, Inc., Fulton International, Inc., JLG Equipment Services, Inc., JLG Manufacturing, LLC, Gradall Industries, Inc., The Gradall Company, The Gradall Orrville Company, Access Financial Solutions, Inc. as Borrowers, the Lenders (as defined therein), Wachovia Bank, National Association, as Administrative Agent and Documentation Agent, and Bank One, Michigan, as Syndication Agent, which appears as Exhibit 10.1 to the Company's Form S-4 (File No. 333-99217--filed September 6, 2002), is hereby incorporated by reference.

10.2 Amendment number one to the Amended and Restated Credit Agreement, dated August 30, 2002, by and among, JLG Industries, Inc., JLG Equipment Services, Inc., JLG Manufacturing, LLC, Fulton International, Inc., Gradall Industries, Inc., The Gradall Company, Access Financial Solutions, Inc. as Borrowers, the Lenders (as defined therein), Wachovia Bank, National Association, as Administrative Agent and Documentation Agent, and Bank One, Michigan, as Syndication Agent, which appears as Exhibit 10.2 to the Company's Form S-4 (File No. 333-99217--filed September 6, 2002), is hereby incorporated by reference.

10.3 JLG Industries, Inc. Directors' Deferred Compensation Plan amended and restated as of August 1, 1998 which appears as Exhibit 10.2 to the Company's Form 10-K (File No. 1-12123 --filed October 13, 1998), is hereby incorporated by reference.

10.4 JLG Industries, Inc. Stock Incentive Plan amended and restated as of September 12, 2001, which appears as Exhibit 10.2 to the Company's Form 10-K (File No. 1-12123--filed October 9, 2001), is hereby incorporated by reference.

10.5 JLG Industries, Inc. Directors Stock Option Plan amended and restated as of August 1, 1998, which appears as Exhibit 10.6 to the Company's Form 10-K (File No. 1-12123--filed October 13, 1998), is hereby incorporated by reference.

10.6  JLG Industries, Inc. Supplemental Executive Retirement
      Plan effective September 6, 2000, which appears as Exhibit 10.1 to the Company's Form 10-Q (File No. 1-12123--filed June 14, 2001), is hereby incorporated by reference.

10.7 JLG Industries, Inc. Executive Retiree Medical Benefits Plan effective June 1, 1995, which appears as Exhibit 10.9 to the Company's Form 10-K (File No. 1-12123--filed October 17, 1996), is hereby incorporated by reference.

10.8 JLG Industries, Inc. Executive Severance Plan effective February 16, 2000, which appears as Exhibit 10.1 to the Company's Form 10-Q (File No. 1-12123--filed June 5, 2000), is hereby incorporated by reference.

10.9 The Gradall Company Amended and Restated Supplemental Executive Retirement Plan effective March 1, 1988, which appears as Exhibit 10.11 to the Company's Form 10-K (File No. 1-12123--filed October 12, 1999), is hereby incorporated by reference.

10.10 The Gradall Company Benefit Restoration Plan, which appears as Exhibit
      10.12 to the Company's Form 10-K (File No. 1-12123--filed October 12,
      1999), is hereby incorporated by reference.

10.11 Employment Agreement dated November 1, 1999 between JLG Industries, Inc. and William M. Lasky, which appears as Exhibit 10.2 to the Company's Form 10-Q (File No. 1-12123--filed December 14, 1999), is hereby incorporated by reference.

10.12 Employment Agreement dated July 18, 2000 between JLG Industries, Inc. and James H. Woodward, Jr., which appears as Exhibit 10.14 to the Company's Form 10-K (File No. 1-12123 --filed October 6, 2000), is hereby incorporated by reference.

10.13 JLG Industries, Inc. Executive Deferred Compensation Plan amended and restated as of January 1, 2002, which appears as Exhibit 10.1 to the Company's Form 10-Q (File No. 1-12123 --filed March 15, 2002), is hereby incorporated by reference.

10.14 Amendment number two and waiver under Amended and Restated Credit Agreement, dated February 21, 2003, by and among, JLG Industries, Inc., JLG Equipment Services, Inc., JLG Manufacturing, LLC, Fulton International, Inc., Gradall Industries, Inc., The Gradall Company, Access Financial Solutions, Inc., JLG Europe BV, JLG Manufacturing Europe BVBA as Borrowers, the Lenders (as defined therein), Wachovia Bank, National Association, as Administrative Agent and Documentation Agent, and Bank One, Michigan, as Syndication Agent, which appears as Exhibit 10 to the Company's Form 10-Q (File No. 1-12123--filed March 4, 2003), is hereby incorporated by reference.

10.15 Amendment number three under Amended and Restated Credit Agreement, dated April 28, 2003, by and among, JLG Industries, Inc., JLG Equipment Services, Inc., JLG Manufacturing, LLC, Fulton International, Inc., Gradall Industries, Inc., The Gradall Company, Access Financial Solutions, Inc., JLG Europe BV, JLG Manufacturing Europe BVBA as Borrowers, the Lenders (as defined therein), Wachovia Bank, National Association, as Administrative Agent and Documentation Agent, and Bank One, Michigan, as Syndication Agent, which appears as Exhibit 10 to the Company's Form 10-Q (File No. 1-12123--filed May 29, 2003), is hereby incorporated by reference.

10.16 Amendment number four and waiver under Amended and Restated Credit Agreement, dated July 8, 2003, by and among, JLG Industries, Inc., JLG Equipment Services, Inc., JLG Manufacturing, LLC, Fulton International, Inc., Gradall Industries, Inc., The Gradall Company, Access Financial Solutions, Inc., JLG Europe BV, JLG Manufacturing Europe BVBA as Borrowers, the Lenders (as defined herein), Wachovia Bank, National Association, as Administrative Agent and Documentation Agent, and Bank One, Michigan, as Syndication Agent, which appears as Exhibit 10 to the Company's Form S-4 (File No. 333-107468--filed July 30, 2003), is hereby incorporated by reference.

10.17 Revolving Credit Agreement dated September 23, 2003 between JLG Industries, Inc., the several banks and other financial institutions and lenders from time to time party hereto, the Lenders, SunTrust Bank, as Administrative Agent, Manufacturers and Traders Trust Company, as Syndication Agent, and Standard Federal Bank N.A., as Documentation Agent.

12    Statement Regarding Computation of Ratios

21 Subsidiaries of the Registrant, which appears as Exhibit 21 to the Company's Form S-4/A (File No. 333-107468--filed August 8, 2003), is hereby incorporated by reference.

23    Consent of Independent Auditors

31.1  Section 302 Certification of Chief Executive Officer

31.2  Section 302 Certification of Chief Financial Officer

32.1  Section 906 Certification of Chief Executive Officer

32.2  Section 906 Certification of Chief Financial Officer

99    Cautionary Statements Pursuant to the Securities Litigation Reform Act of
      1995

      (b) Reports on Form 8-K

      We filed a Current Report on Form 8-K on May 5, 2003, which included our Press Release dated May 5, 2003. The items reported on such Form 8-K were Item
5. (Other Events and Regulation FD Disclosure) and Item 7. (Financial Statements, Pro Forma Financial Statements and Exhibits). We furnished a Current Report on Form 8-K on May 27, 2003, which included our Press Release dated May 27, 2003. The items reported on such Form 8-K were Item 7. (Financial Statements, Pro Forma Financial Statements and Exhibits) and Item 9. (Regulation FD Disclosure). We filed a Current Report on Form 8-K on July 8, 2003, which included our Press Release dated July 8, 2003. The items reported on such Form 8-K were Item 5. (Other Events and Regulation FD Disclosure) and Item 7. (Financial Statements, Pro Forma Financial Statements and Exhibits).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 6, 2003.

                                JLG INDUSTRIES, INC.
                                (Registrant)


                                /s/ William M. Lasky
                                ----------------------------------------------
                                William M. Lasky, Chairman of the Board,
                                President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of October 6, 2003.


/s/ James H. Woodward, Jr.
------------------------------------------------
James H. Woodward, Jr., Executive Vice President
and Chief Financial Officer

/s/ John W. Cook
------------------------------------------------
John W. Cook, Chief Accounting Officer

/s/ Roy V. Armes
------------------------------------------------
Roy V. Armes, Director

/s/ George R. Kempton
------------------------------------------------
George R. Kempton, Director

/s/ James A. Mezera
------------------------------------------------
James A. Mezera, Director

/s/ Stephen Rabinowitz
------------------------------------------------
Stephen Rabinowitz, Director

/s/ Raymond C. Stark
------------------------------------------------
Raymond C. Stark, Director

/s/ Charles O. Wood, III
------------------------------------------------
Charles O. Wood, III, Director