Form 10-Q
period 2003-10-31
JLG INDUSTRIES INC
filed 2003-11-26
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2003

or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from _______ to

Commission file number: 1-12123

JLG INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1199382
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

1 JLG Drive, McConnellsburg, PA	17233-9533
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
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
Yes [X] No [   ]

The number of shares of capital stock outstanding as of November 21, 2003 was 43,415,731.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
PART II OTHER INFORMATION
ITEMS 1 - 3 and 5
ITEM 4
ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EX-12
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 31,	July 31,
	2003	2003

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,288	$132,809
Accounts receivable – net	297,001	266,180
Finance receivables – net	2,573	3,168
Pledged finance receivables – net	39,380	41,334
Inventories	148,397	116,886
Other current assets	53,311	45,385

Total current assets	551,950	605,762
Property, plant and equipment – net	92,525	79,699
Equipment held for rental – net	18,236	19,651
Finance receivables, less current portion	30,484	31,156
Pledged finance receivables, less current portion	114,382	119,073
Goodwill – net	66,450	29,509
Intangible assets – net	34,448	—
Other assets	66,002	53,135

	$974,477	$937,985

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$2,278	$1,472
Current portion of limited recourse debt from finance receivables monetizations	40,153	45,279
Accounts payable	68,197	83,408
Accrued expenses	117,844	91,057

Total current liabilities	228,472	221,216
Long-term debt, less current portion	311,603	294,158
Limited recourse debt from finance receivables monetizations, less current portion	113,388	119,661
Accrued post-retirement benefits	27,199	26,179
Other long-term liabilities	29,790	15,160
Provisions for contingencies	13,586	12,114
Shareholders’ equity
Capital stock:
Authorized shares: 100,000 at $.20 par
Issued and outstanding shares: 43,416; fiscal 2003 – 43,367	8,683	8,673
Additional paid-in capital	23,789	23,597
Retained earnings	230,334	230,273
Unearned compensation	(5,145)	(5,428)
Accumulated other comprehensive loss	(7,222)	(7,618)

Total shareholders’ equity	250,439	249,497

	$974,477	$937,985

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	October 31,
	2003	2002

Revenues
Net sales	$207,002	$154,388
Financial products	3,676	4,390
Rentals	1,517	1,709

	212,195	160,487
Cost of sales	174,333	131,371

Gross profit	37,862	29,116
Selling and administrative expenses	23,716	17,485
Product development expenses	4,773	3,901
Restructuring charges	11	—

Income from operations	9,362	7,730
Interest expense	(9,876)	(5,504)
Miscellaneous, net	940	(1,742)

Income before taxes	426	484
Income tax provision	149	155

Net income	$277	$329

Earnings per common share	$.01	$.01

Earnings per common share – assuming dilution	$.01	$.01

Cash dividends per share	$.005	$.005

Weighted average shares outstanding	42,656	42,541

Weighted average shares outstanding – assuming dilution	43,575	42,853

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	October 31,
	2003	2002

OPERATIONS
Net income	$277	$329
Adjustments to reconcile net income to cash flow from operating activities:
Loss on sale of property, plant and equipment	293	3
Loss (gain) on sale of equipment held for rental	1,320	(697)
Non-cash charges and credits:
Depreciation and amortization	6,486	5,268
Other	3,171	2,599
Changes in selected working capital items:
Accounts receivable	2,409	27,274
Inventories	5,900	(12,266)
Accounts payable	(34,954)	(33,010)
Other operating assets and liabilities	44	(9,692)
Changes in finance receivables	1,055	(27,352)
Changes in pledged finance receivables	(15,452)	(2,395)
Changes in other assets and liabilities	(3,899)	(3,592)

Cash flow from operating activities	(33,350)	(53,531)
INVESTMENTS
Purchases of property, plant and equipment	(3,811)	(1,650)
Proceeds from the sale of property, plant and equipment	89	3
Purchases of equipment held for rental	(2,209)	(3,624)
Proceeds from the sale of equipment held for rental	1,141	2,505
Cash portion of OmniQuip acquisition	(95,371)	—
Other	(46)	(57)

Cash flow from investing activities	(100,207)	(2,823)
FINANCING
Net increase in short-term debt	594	11,024
Issuance of long-term debt	22,000	93,000
Repayment of long-term debt	(22,086)	(43,202)
Issuance of limited recourse debt	10,871	—
Repayment of limited recourse debt	(253)	—
Payment of dividends	(216)	(214)
Exercise of stock options and issuance of restricted awards	485	275

Cash flow from financing activities	11,395	60,883
CURRENCY ADJUSTMENTS
Effect of exchange rate changes on cash	641	(553)
CASH
Net change in cash and cash equivalents	(121,521)	3,976
Beginning balance	132,809	6,205

Ending balance	$11,288	$10,181

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003
(in thousands, except per share data)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

Interim results for the three-month period ended October 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended July 31, 2003.

Where appropriate, we have reclassified certain amounts in fiscal 2003 to conform to the fiscal 2004 presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities (“VIE’s”) to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first annual or interim period beginning after December 15, 2003. While we believe FIN 46 will not have a material effect on our financial position or results of operations, we are continuing to evaluate the effect of adoption of FIN 46, which will occur in the second quarter of fiscal 2004.

NOTE 3 – ACQUISITION

On August 1, 2003, we acquired the OmniQuip business unit (“OmniQuip”) of Textron Inc., which includes all operations relating to the Sky Trak® and Lull® brand commercial telehandler products and the All-Terrain Lifter, Army System and the Millennia Military Vehicle military telehandler products, for $105.4 million, which included transaction expenses of $5.4 million, with $90 million paid in cash at closing and $10 million paid in the form of an unsecured subordinated promissory note due on the second anniversary of the closing date. In addition, we will incur estimated expenditures totaling $37.9 million over a four-year period related to our integration plan. The integration plan expenditures are associated with personnel reductions, facility closings, plant start-up costs and facility operating expenses. We funded the cash portion of the purchase price and the transaction expenses with the remaining unallocated proceeds from the sale of our $125 million senior notes due 2008 and anticipate funding integration expenses with cash generated from operations and borrowings under our credit facilities.

We made this acquisition because of its strategic fit and adherence to our growth strategy and acquisition criteria. This acquisition was an addition to our Machinery segment and has been accounted for as a purchase. Goodwill arising from the purchase price reflects a number of factors including the future earnings and cash flow potential of the acquired business and the complementary strategic fit and resulting synergies this acquisition brings to existing operations.

The following table summarizes our estimated fair values of the OmniQuip assets acquired and liabilities assumed on August 1, 2003:

Accounts receivable	$33,940
Inventory	37,438
Property, plant and equipment	13,929
Goodwill	36,941
Other intangible assets, primarily trademarks and patents	34,210
Accounts payable	(19,565)
Other assets and liabilities, net	(27,892)
Assumed debt	(3,630)

Net cash consideration	$105,371

Of the $34.2 million of acquired intangible assets, $23.6 million was assigned to registered trademarks that are not subject to amortization. The remaining $10.6 million of acquired intangible assets has a weighted-average useful life of approximately 8 years. The intangible assets that make up that amount include distributor and customer relations of $1.0 million (20-year weighted-average useful life), patents of $5.8 million (9-year weighted-average useful life), and contracts of $3.8 million (2-year weighted-average useful life). The entire amount of goodwill is expected to be deductible for tax purposes.

We continue to evaluate the initial purchase price allocation for the OmniQuip acquisition and will adjust the allocations as additional information relative to the estimated integration costs of the acquired businesses and the fair market values of the assets and liabilities of the businesses become known. Examples of factors and information that we use to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; and management capabilities. In addition, we will accrue the estimated cost of integration activities when such amounts are determined, but in no event beyond one year from the date of acquisition.

The operating results of OmniQuip are included in our consolidated results from operations beginning August 1, 2003.

The following unaudited pro forma financial information for the three months ended October 31, 2002 reflects our consolidated results of operations as if the OmniQuip acquisition had taken place on August 1, 2002. The unaudited pro forma financial information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date.

	JLG	OmniQuip	Total

Revenues	$160,487	$60,061	$220,548
Net income (loss)	329	(14,849)	(14,520)
Net income (loss) per common share	.01	(.35)	(.34)
Net income (loss) per common share – assuming dilution	.01	(.35)	(.34)

In connection with our acquisitions, we assess and formulate plans related to their future integration. This process begins during the due diligence process and is concluded within twelve months of the acquisition. We accrue estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred.

Accrued liabilities associated with these integration activities include the following (in thousands, except headcount):

Planned Headcount Reduction:

Number of employees related to OmniQuip acquisition	350
Reductions	(91)

Balance at October 31, 2003	259

Involuntary Employee Termination Benefits:
Accrual related to OmniQuip acquisition	$10,030
Costs incurred	(279)

Balance at October 31, 2003	$9,751

Facility Closure and Restructuring Costs:
Accrual related to OmniQuip acquisition	$13,601
Costs incurred	(84)

Balance at October 31, 2003	$13,517

NOTE 4 – GOODWILL

The following table presents the rollforward of goodwill for the period from July 31, 2003 to October 31, 2003:

Balance as of August 1, 2003	$29,509
Acquisition	36,941

Balance as of October 31, 2003	$66,450

There were no dispositions of businesses with related goodwill during the three months ended October 31, 2003. On August 1, 2003, we acquired OmniQuip for $105.4 million which caused the increase in the recorded goodwill. The acquired goodwill change in the period related to our Machinery segment.

We assess goodwill for impairment at least annually at the beginning of the fourth quarter of each fiscal year or as “triggering” events occur. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment which may affect the carrying value of goodwill.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following at October 31, 2003:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Finite Lived
Patents	$5,810	$171	$5,639
Contracts	3,800	475	3,325
Other	2,114	230	1,884

	11,724	876	10,848
Indefinite Lived
Trademarks	23,600	—	23,600

Total Intangible Assets	$35,324	$876	$34,448

NOTE 6 – INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at October 31, 2003, must necessarily be based on our estimate of expected fiscal year-end inventory levels and costs. The cost of United States inventories is based primarily on the LIFO (last-in, first-out) method. All other inventories are based on the FIFO (first-in, first-out) method.

Inventories consist of the following:

	October 31,	July 31,
	2003	2003

Finished goods	$81,633	$72,063
Raw materials and work in process	73,432	51,267

	155,065	123,330
Less LIFO provision	6,668	6,444

	$148,397	$116,886

The cost of United States inventories stated under the LIFO method was 43% and 48% at October 31, 2003 and July 31, 2003, respectively, of our total inventory.

NOTE 7 – FINANCE AND PLEDGED FINANCE RECEIVABLES

Finance receivables represent sales-type leases resulting from the sale of our products. Our net investment in finance and pledged finance receivables was as follows at:

	October 31,	July 31,
	2003	2003

Gross finance and pledged finance receivables	$207,383	$205,390
Estimated residual value	22,514	35,337

	229,897	240,727
Unearned income	(39,924)	(42,811)

Net finance and pledged finance receivables	189,973	197,916
Provision for losses	(3,154)	(3,185)

	$186,819	$194,731

Of the finance receivables balances at October 31, 2003 and July 31, 2003, $153.8 million and $160.4 million, respectively, are pledged finance receivables resulting from the sale of finance receivables through monetization transactions. In compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” these transactions are accounted for as debt on our Condensed Consolidated Balance Sheets. The maximum loss exposure associated with these transactions was $23.4 million as of October 31, 2003. As of October 31, 2003, our provision for losses related to these transactions was $2.7 million.

The following table displays the contractual maturity of our finance and pledged finance receivables. It does not necessarily reflect future cash collections because of various factors including the possible refinancing or sale of finance receivables and repayments prior to maturity.

For the twelve-month periods ended October 31:

2004	$56,486
2005	47,921
2006	44,340
2007	32,032
2008	14,463
Thereafter	12,141
Residual value in equipment at lease end	22,514
Less: unearned finance income	(39,924)

Net investment in leases	$189,973

Provisions for losses on finance and pledged finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover potential losses in the existing receivable portfolio.

NOTE 8 – STOCK BASED INCENTIVE PLANS

At October 31, 2003, we have two stock-based compensation plans covering employees and directors. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this opinion, we do not recognize compensation expense arising from the grant of stock options because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the three months ended October 31:

	2003	2002

Net income, as reported	$277	$329
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	750	852

Pro forma net income (loss)	($473)	($523)

Earnings per share:
Earnings per common share – as reported	$.01	$.01

Earnings (loss) per common share – pro forma	($.01)	($.01)

Earnings per common share – assuming dilution – as reported	$.01	$.01

Earnings (loss) per common share – assuming dilution – pro forma	($.01)	($.01)

NOTE 9 – BASIC AND DILUTED EARNINGS PER SHARE

This table presents our computation of basic and diluted earnings per share for the three months ended October 31:

	2003	2002

Net income	$277	$329

Denominator for basic earnings per share – weighted average shares	42,656	42,541
Effect of dilutive securities – employee stock options and unvested restricted shares	919	312

Denominator for diluted earnings per share – weighted average Shares adjusted for dilutive securities	43,575	42,853

Earnings per common share	$.01	$.01

Earnings per common share – assuming dilution	$.01	$.01

During the quarter ended October 31, 2003, options to purchase 2.2 million shares of capital stock at a range of $10.91 to $21.94 per share were not included in the computation of diluted earnings per share because exercise prices for the options were more than the average market price of the capital stock.

NOTE 10 – SEGMENT INFORMATION

We have organized our business into three segments – Machinery, Equipment Services and Access Financial Solutions. The Machinery segment contains the design, manufacture and sale of new equipment. The Equipment Services segment contains after-sales service and support, including parts sales, equipment rentals, and used and remanufactured or reconditioned equipment sales. The Access Financial Solutions segment contains financing and leasing activities. We evaluate performance of the Machinery and Equipment Services segments and allocate resources based on operating profit before interest, miscellaneous income/expense and income taxes. We evaluate performance of the Access Financial Solutions segment and allocate resources based on its operating profit less interest expense. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Our business segment information consisted of the following for the three months ended October 31:

	2003	2002

Revenues:
Machinery	$167,568	$124,546
Equipment Services	40,815	31,371
Access Financial Solutions	3,812	4,570

	$212,195	$160,487

Segment profit (loss):
Machinery	$6,189	$4,979
Equipment Services	11,068	5,254
Access Financial Solutions	284	1,098
General corporate	(11,093)	(5,736)

Segment profit	6,448	5,595
Add Access Financial Solutions’ interest expense	2,914	2,135

Operating income	$9,362	$7,730

This table presents our business segment assets at:

	October 31,	July 31,
	2003	2003

Machinery	$649,908	$566,801
Equipment Services	40,164	36,574
Access Financial Solutions	208,061	237,632
General corporate	76,344	96,978

	$974,477	$937,985

We manufacture our products in the United States and Belgium and sell these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations. Our revenues by geographic area consisted of the following for the three months ended October 31:

	2003	2002

United States	$170,281	$117,350
Europe	23,951	31,248
Other	17,963	11,889

	$212,195	$160,487

NOTE 11 – COMPREHENSIVE INCOME

On an annual basis, comprehensive income is disclosed in the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. The following table presents the components of comprehensive income for the three months ended October 31:

	2003	2002

Net income	$277	$329
Aggregate translation adjustment	396	(548)

	$673	$(219)

NOTE 12 – PRODUCT WARRANTY

This table presents our reconciliation of accrued product warranty during the period from July 31, 2003 to October 31, 2003:

Balance as of August 1, 2003	$8,585
Additions due to acquisition of OmniQuip	5,683
Payments	(1,702)
Accruals	1,540
Changes in the liability for accruals	(531)

Balance as of October 31, 2003	$13,575

NOTE 13 – RESTRUCTURING COSTS

During the second quarter of fiscal 2003, we announced further actions related to our ongoing longer-term strategy to streamline operations and reduce fixed and variable costs. As part of our capacity rationalization plan for our Machinery segment that commenced in early 2001, the 130,000-square foot Sunnyside facility in Bedford, Pennsylvania, which produced selected scissor lift models, was temporarily idled and production integrated into our Shippensburg, Pennsylvania facility. Additionally, reductions in selling, administrative and product development costs resulted from changes in our global organization and from process consolidations.

The announced plan contemplates that we will reduce a total of 189 people globally and transfer 99 production jobs from the Sunnyside facility to the Shippensburg facility. As a result, pursuant to the plan we anticipate incurring a pre-

tax charge of $5.9 million, consisting of $3.5 million in restructuring costs associated with personnel reductions and employee relocation and lease and contract terminations and $2.4 million in charges related to relocating certain plant assets and start-up costs. In addition, we will spend approximately $3.5 million on capital requirements. Almost all of these expenses will be cash charges.

As noted above, the continuing streamlining of our operations will result in $3.5 million in personnel reductions and relocation and lease and contract terminations and will be recorded as a restructuring cost. In accordance with new accounting requirements, through the first quarter of fiscal 2004, we recognized $2.8 million of the pre-tax restructuring charge, consisting of an accrual for termination benefit costs and employee relocation costs. In addition, we incurred $1.1 million of costs related to relocating certain plant assets and start-up costs, which was recorded as a cost of sales. Also, through the first quarter of fiscal 2004, we spent approximately $3.4 million on capital requirements. We anticipate recording the remaining restructuring and restructuring-related costs in our second quarter of fiscal 2004.

The following table presents a rollforward of our activity in the restructuring accrual and our charges related to relocating certain plant assets and start-up costs associated with the move of the Bedford operations to the Shippensburg facility and costs related to our process consolidations:

		Other		Restructuring
	Termination	Restructuring		Related
	Benefits	Costs	Total	Charges

Restructuring charge recorded during second quarter of fiscal 2003	$1,183	$—	$1,183	$2,402
Utilization of reserves during the second quarter of fiscal 2003 – cash	(114)	—	(114)	(19)

Balance at January 31, 2003	1,069	—	1,069	2,383
Restructuring charge recorded during the third quarter of fiscal 2003	1,175	258	1,433	—
Utilization of reserves during the third quarter of fiscal 2003 – cash	(626)	(38)	(664)	(318)

Balance at April 30, 2003	1,618	220	1,838	2,065
Restructuring charge recorded during the fourth quarter of fiscal 2003	45	93	138	—
Utilization of reserves during the fourth quarter of fiscal 2003 – cash	(1,316)	(89)	(1,405)	(721)

Balance at July 31, 2003	347	224	571	1,344
Restructuring charge recorded during the first quarter of fiscal 2004	3	8	11	—
Utilization of reserves during the first quarter of fiscal 2004 – cash	(127)	—	(127)	(52)

Balance at October 31, 2003	$223	$232	$455	$1,292

During the third quarter of fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at that facility have been integrated into our McConnellsburg, Pennsylvania facility. As a result, through October 31, 2003, we have incurred a pre-tax charge of $6.9 million, consisting of $1.2 million for termination benefits and lease termination costs, a $4.9 million asset write-down and $0.9 million in charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to the McConnellsburg facility.

The following table presents a rollforward of our activity in the restructuring accrual and our charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to McConnellsburg:

			Other
	Termination	Impairment	Restructuring		Restructuring
	Benefits	of Assets	Costs	Total	Related Charges

Total restructuring charge	$1,120	$4,613	$358	$6,091	$1,658
Fiscal 2002 utilization of reserves – cash	(135)	—	(86)	(221)	(399)
Fiscal 2002 utilization of reserves – non-cash	—	(4,613)	—	(4,613)	(225)

Balance at July 31, 2002	985	—	272	1,257	1,034
Fiscal 2003 utilization of reserves – cash	(985)	—	(88)	(1,073)	(228)

Balance at July 31, 2003	—	—	184	184	806
Fiscal 2004 utilization of reserves – cash	—	—	(56)	(56)	—

Balance at October 31, 2003	$—	$—	$128	$128	$806

At October 31, 2003, we included $6.3 million of assets held for sale on the Condensed Consolidated Balance Sheets in other current assets and ceased depreciating these assets during the third quarter of fiscal 2002 and the fourth quarter of fiscal 2001.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

We are a party to personal injury and property damage litigation arising out of incidents involving the use of our products. Our insurance program for fiscal 2004 is comprised of a self-insured retention of $3 million per occurrence for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $100 million in excess of the retention and international primary coverage. We contract with an independent firm to provide claims handling and adjustment services. Our estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. We frequently review the methods of making such estimates and establishing the resulting accrued liability, and any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which we are aware, we established accrued liabilities of $20.2 million and $19.0 million at October 31, 2003 and July 31, 2003, respectively. These amounts are included in accrued expenses and provisions for contingencies on our Condensed Consolidated Balance Sheets. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely that we would experience losses that are materially in excess of such reserve amounts. The provisions for self-insured losses are included within cost of sales in our Condensed Consolidated Statements of Income. As of October 31, 2003 and July 31, 2003, there were no insurance recoverables or offset implications and there were no claims by us being contested by insurers.

At October 31, 2003, we are a party to multiple agreements whereby we guarantee $111.6 million in indebtedness of others, including the $23.4 million maximum loss exposure associated with our limited recourse agreements. As of October 31, 2003, four customers owed approximately 47% of the guaranteed indebtedness. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying collateral and/or make demand for reimbursement from other parties for any payments made by us under these agreements. At October 31, 2003, we had $7.3 million reserved related to these agreements, including a provision for losses of $2.7 million related to our limited recourse agreements. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. While we believe it is unlikely that we would experience losses under these agreements that are materially in excess of the amounts reserved, we can provide no assurance that the financial condition of the third parties will not deteriorate resulting in the customers inability to meet its obligation and, in the event that occurs, we can not guarantee that the collateral underlying the agreement will not result in losses materially in excess of those reserved.

NOTE 15 – BANK CREDIT LINES AND LONG-TERM DEBT

Our long-term debt was as follows at:

	October 31,	July 31,
	2003	2003

8 3/8% senior subordinated notes due 2012	$175,000	$175,000
8 1/4% senior notes due 2008	125,000	125,000
Fair value of hedging adjustment	(2,240)	(6,353)
Other	14,878	1,348

	312,638	294,995
Less current portion	1,035	837

	$311,603	$294,158

The aggregate amounts of long-term debt outstanding at October 31, 2003 which will become due in 2004 through 2008 are: $1.0 million, $11.1 million, $1.1 million, $1.1 million and $123.9 million, respectively.

At October 31, 2003, the fair value of our $175 million 8 3/8% senior subordinated notes due 2012 and our $125 million 8 1/4% senior unsecured notes due 2008 was $173.3 million and $128.8 million, respectively, based on quoted market values. At July 31, 2003, the fair value of our $175 million 8 3/8% senior subordinated notes due 2012 and our $125 million 8 1/4% senior unsecured notes due 2008 was $158.5 million and $126.3 million, respectively, based on quoted market values. The fair value of our remaining long-term debt at October 31, 2003 and at July 31, 2003 is estimated to approximate the carrying amount reported in the Condensed Consolidated Balance Sheets based on current interest rates for similar types of borrowings.

NOTE 16 – LIMITED RECOURSE DEBT

As a result of the sale of finance receivables through limited recourse monetization transactions, we have $153.5 million of limited recourse debt outstanding as of October 31, 2003. The aggregate amounts of limited recourse debt outstanding at October 31, 2003 which will become due in 2004 through 2008 are: $40.2 million, $35.4 million, $34.8 million, $25.4 million and $9.6 million, respectively.

NOTE 17 – PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment consists of the following at:

	October 31,	July 31,
	2003	2003

Land and improvements	$7,167	$7,119
Buildings and improvements	56,917	51,420
Machinery and equipment	128,712	117,564

	192,796	176,103
Less allowance for depreciation and amortization	(100,271)	(96,404)

	$92,525	$79,699

At October 31, 2003, assets under capital leases totaled approximately $3.9 million. Accumulated amortization of assets held under capital leases totaled approximately $0.1 million at October 31, 2003.

NOTE 18 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

Certain of our indebtedness is guaranteed by our significant subsidiaries (the “guarantor subsidiaries”), but is not guaranteed by our other subsidiaries (the “non-guarantor subsidiaries”). The guarantor subsidiaries are all wholly owned, and the guarantees are made on a joint and several basis and are full and unconditional subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount guaranteed without making the guarantee void under fraudulent conveyance laws. Separate financial statements of the guarantor subsidiaries have not been presented because management believes it would not be material to investors. The principal elimination entries eliminate investment in subsidiaries, intercompany balances and transactions and certain other eliminations to properly eliminate significant transactions in accordance with our accounting policy for the principles of consolidated and statement presentation. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

CONDENSED CONSOLIDATED BALANCE SHEET
As of October 31, 2003

		Guarantor	Non-Guarantor	Other and	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Accounts receivable – net	$170,583	$52,854	$76,119	$(2,555)	$297,001
Finance receivables – net	5,992	24,480	(1,454)	4,039	33,057
Pledged finance receivables – net	—	153,762	—	—	153,762
Inventories	47,978	54,107	45,989	323	148,397
Property, plant and equipment – net	49,621	28,419	14,969	(484)	92,525
Equipment held for rental – net	869	14,821	2,546	—	18,236
Investment in subsidiaries	350,121	—	5,014	(355,135)	—
Other assets	84,469	111,679	35,337	14	231,499

	$709,633	$440,122	$178,520	$(353,798)	$974,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$111,255	$59,296	$36,236	$(20,746)	$186,041
Long-term debt, less current portion	298,230	13,373	—	—	311,603
Limited recourse debt from finance receivables monetizations, less current portion	—	113,388	—	—	113,388
Other liabilities	24,768	(81,808)	148,748	21,298	113,006

Total liabilities	434,253	104,249	184,984	552	724,038

Shareholders’ equity	275,380	335,873	(6,464)	(354,350)	250,439

	$709,633	$440,122	$178,520	$(353,798)	$974,477

CONDENSED CONSOLIDATED BALANCE SHEET
As of July 31, 2003

		Guarantor	Non-Guarantor	Other and	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Accounts receivable – net	$151,213	$40,059	$74,977	$(69)	$266,180
Finance receivables – net	5,992	24,956	(1,596)	4,972	34,324
Pledged finance receivables – net	—	160,411	(4)	—	160,407
Inventories	46,302	31,326	39,651	(393)	116,886
Property, plant and equipment – net	24,749	42,234	13,152	(436)	79,699
Equipment held for rental – net	919	16,130	2,602	—	19,651
Investment in subsidiaries	244,788	—	4,977	(249,765)	—
Other assets	196,186	30,357	34,234	61	260,838

	$670,149	$345,473	$167,993	$(245,630)	$937,985

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$118,539	$24,497	$50,580	$(19,151)	$174,465
Long-term debt, less current portion	294,158	—	—	—	294,158
Limited recourse debt from finance receivables monetizations, less current portion	—	119,661	—	—	119,661
Other liabilities	(250,124)	232,883	95,583	21,862	100,204

Total liabilities	162,573	377,041	146,163	2,711	688,488

Shareholders’ equity	507,576	(31,568)	21,830	(248,341)	249,497

	$670,149	$345,473	$167,993	$(245,630)	$937,985

CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Three Months Ended October 31, 2003

		Guarantor	Non-Guarantor	Other and	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$115,799	$74,582	$23,145	$(1,331)	$212,195
Gross profit (loss)	26,933	8,025	3,837	(933)	37,862
Other expenses (income)	(2,986)	9,669	6,039	24,863	37,585
Net income (loss)	$29,919	$(1,644)	$(2,202)	$(25,796)	$277

CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Three Months Ended October 31, 2002

		Guarantor	Non-Guarantor	Other and	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$138,255	$27,940	$22,305	$(28,013)	$160,487
Gross profit (loss)	38,145	(4,167)	(552)	(4,310)	29,116
Other expenses	21,688	5,020	669	1,410	28,787
Net income (loss)	$16,457	$(9,187)	$(1,221)	$(5,720)	$329

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended October 31, 2003

		Guarantor	Non-Guarantor	Other and	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flow from operating activities	$(25,647)	$(9,527)	$1,920	$(96)	$(33,350)
Cash flow from investing activities	(96,663)	(1,012)	(2,530)	(2)	(100,207)
Cash flow from financing activities	787	10,566	40	2	11,395
Effect of exchange rate changes on cash	1,566	—	(1,017)	92	641

Net change in cash and cash equivalents	(119,957)	27	(1,587)	(4)	(121,521)
Beginning balance	127,197	26	5,570	16	132,809

Ending balance	$7,240	$53	$3,983	$12	$11,288

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended October 31, 2002

		Guarantor	Non-Guarantor	Other and	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flow from operating activities	$(75,772)	$20,685	$768	$788	$(53,531)
Cash flow from investing activities	(986)	(1,052)	(667)	(118)	(2,823)
Cash flow from financing activities	60,936	(53)	15	(15)	60,883
Effect of exchange rate changes on cash	(311)	—	(443)	201	(553)

Net change in cash and cash equivalents	(16,133)	19,580	(327)	856	3,976
Beginning balance	22,949	(19,545)	3,093	(292)	6,205

Ending balance	$6,816	$35	$2,766	$564	$10,181

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We reported net income of $0.3 million, or $.01 per share on a diluted basis, for the first quarter of fiscal 2004, compared to net income of $0.3 million, or $.01 per share on a diluted basis, for the first quarter of fiscal 2003. As discussed below and more fully described in Note 13 of the Notes to Condensed Consolidated Financial Statements, earnings for the first quarter of fiscal 2004 and fiscal 2003 included charges of $0.1 million ($0.04 million net of tax) and $0.2 million ($0.1 million net of tax), respectively, related to repositioning our operations to more appropriately align our costs with our business activity. In addition, earnings for the first quarter of fiscal 2004 included $3.9 million ($2.5 million net of tax) of integration expenses related to our acquisition of the OmniQuip business unit (“OmniQuip”) of Textron Inc. Also, earnings for the first quarter of fiscal 2004 included favorable currency adjustments of $0.1 million ($0.1 million net of tax) compared to unfavorable currency adjustments of $2.4 million ($1.7 million net of tax) for the first quarter of fiscal 2003.

In the discussion and analysis of financial condition and results of operations that follows, we attempt to list contributing factors in order of significance to the point being addressed.

Results for the First Quarters of Fiscal 2004 and 2003

Our revenues for the first quarter of fiscal 2004 were $212.2 million, up 32.2% from the $160.5 million in the comparable year-ago period. Our revenues for the first quarter of fiscal 2004 included OmniQuip revenues of $53.4 million. The following tables outline our revenues by segment, products and geography (in thousands) for the quarter ended:

	October 31,
	2003	2002

Segment:
Machinery	$167,568	$124,546
Equipment Services	40,815	31,371
Access Financial Solutions (a)	3,812	4,570

	$212,195	$160,487

Product:
Aerial work platforms	$89,090	$91,313
Telehandlers	70,788	27,602
Excavators	7,690	5,631
After-sales service and support, including parts sales, and used and reconditioned equipment sales	39,434	29,842
Financial products (a)	3,676	4,390
Rentals	1,517	1,709

	$212,195	$160,487

Geographic:
United States	$170,281	$117,350
Europe	23,951	31,248
Other	17,963	11,889

	$212,195	$160,487

(a)	Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The increase in Machinery segment revenues from $124.5 million to $167.6 million, or 34.5%, was principally attributable to the additional sales from OmniQuip products, higher telehandler sales from new products, principally the new North America all-wheel-steer machines, increased sales of aerial work platforms in Australia and increased sales of our excavator product line. The increase in Machinery segment revenues was partially offset by reduced sales of aerial work platforms in Europe due to economic pressures and tightened credit conditions. The increase in Equipment Services segment revenues from $31.4 million to $40.8 million, or 30.1%, was principally attributable to additional OmniQuip revenues and increased service parts sales partially offset by lower rebuild and rental fleet sales. The decrease in Access Financial Solutions segment revenues from $4.6 million to $3.8 million, or 16.6%, was principally attributable to an early payoff of a financed receivable, partially offset by income received on a larger portfolio of pledged finance receivables from accumulated monetization transactions. While we have increased interest income attributable to our pledged finance receivables, a corresponding increase in our limited recourse debt results in $2.7 million of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, payments to monetization purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.

Our domestic revenues for the first quarter of fiscal 2004 were $170.3 million, up 45.1% from the comparable year-ago period revenues of $117.4 million. The increase in our domestic revenues is primarily attributable to the additional sales from OmniQuip products and increased sales of telehandlers, parts and excavators, partially offset by lower sales of used equipment. Revenues generated from sales outside the United States for the first quarter of fiscal 2004 were $41.9 million, down 2.8% from the comparable year-ago period revenues of $43.1 million. The decrease in our revenues generated from sales outside the United States is primarily attributable to lower aerial work platform sales in Europe due to the economic pressures and customer credit constraints, partially offset by increased sales of aerial work platforms in Australia.

Our gross profit margin was 17.8% for the first quarter of fiscal 2004 compared to the prior year quarter’s 18.1%. The decrease was primarily attributable to lower margins in our Machinery and Access Financial Solutions segments, offset in part by higher margins in our Equipment Services segment. The gross profit margin of our Machinery segment was 13.1% for the first quarter of fiscal 2004 compared to 14.9% for the first quarter of fiscal 2003. The decrease is principally due to OmniQuip integration expenses of $2.7 million, partially offset by the weakening of the U.S. dollar against the Euro, British pound and Australian dollar. The gross profit margin of our Equipment Services segment was 30% for the first quarter of fiscal 2004 compared to 19.8% for the corresponding period in the prior year. The increase is primarily attributable to an increase in higher margin service parts sales as a percentage of total segment revenues due primarily to the additional sales from OmniQuip and fewer rebuild and rental fleet sales, which historically have lower margins. The gross profit margin of our Access Financial Solutions segment was 95.9% for the first quarter of fiscal 2004 compared to 96.1% for the corresponding period in the prior year. The decrease is primarily attributable to an early payoff of a financed receivable. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses increased $7.1 million in the first quarter of fiscal 2004 compared to the prior year first quarter and as a percent of revenues were 13.4% for the current year first quarter compared to 13.3% for the prior year first quarter. Of the $7.1 million increase in our selling, administrative and product development expenses, $4.7 million is associated with the addition of OmniQuip and integration expenses. Our Machinery segment’s selling, administrative and product development expenses increased $2.2 million due primarily to the addition of OmniQuip, amortization expense associated with the acquired OmniQuip intangible assets and an increase in pension and other postretirement benefits costs, partially offset by a decrease in bad debt provisions for specific reserves related to certain customers. Our Equipment Services segment’s selling and administrative expenses increased $0.2 million due primarily to the addition of OmniQuip. Our Access Financial Solutions segment’s selling and administrative expenses decreased $0.7 million due primarily to a reduction in bad debt provisions. Our general corporate selling, administrative and product development expenses increased $5.4 million primarily due to an increase in bad debt provisions, OmniQuip integration expenses of $1.2 million, the addition of OmniQuip and higher payroll and related costs.

During the second quarter of fiscal 2003, we announced further actions related to our ongoing longer-term strategy to streamline operations and reduce fixed and variable costs. As part of our capacity rationalization plan commenced in early 2001, the 130,000-square foot Sunnyside facility in Bedford, Pennsylvania, which produced selected scissor lift models, was temporarily idled and production integrated into our Shippensburg, Pennsylvania facility. Additionally, reductions in selling, administrative and product development costs resulted from changes in our global organization and from process consolidations. As a result, pursuant to the plan we anticipate incurring a pre-tax charge of $5.9 million. In addition, we will spend approximately $3.5 million on capital requirements. For additional information related to our capacity rationalization plan, see Note 13 of the Notes to Condensed Consolidated Financial Statements of this report.

During the first quarter of fiscal 2004, we incurred approximately $0.1 million of the pre-tax charge discussed above, consisting of accruals for termination benefit costs and relocation costs and charges related to relocating certain plant assets and start-up costs, which were reported in cost of sales. In addition, during the first quarter of fiscal 2004, we paid and charged $0.1 million of termination benefits against the accrued liability.

During fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at this facility have been integrated into our McConnellsburg, Pennsylvania facility. As a result, pursuant to the plan we anticipate incurring a pre-tax charge of $7.7 million.

During the first quarter of fiscal 2004 and 2003, we incurred $0 and $0.2 million, respectively, of the pre-tax charge related to our closure of the Orrville facility, consisting of production relocation costs, which were reported in cost of sales. Additionally, during the first quarter of fiscal 2004, we paid and charged $0.1 million of lease termination costs against the accrued liability.

For additional information related to our capacity rationalization plans, see Note 13 of the Notes to Condensed Consolidated Financial Statements of this report.

The increase in interest expense of $4.4 million for the first quarter of fiscal 2004 was primarily due to interest associated with our 8¼% senior unsecured notes due 2008 that were sold during the fourth quarter of fiscal 2003 and increased interest expense associated with our limited recourse and non-recourse monetizations. Interest expense associated with our limited recourse and non-recourse monetizations was $2.7 million and $1.4 million for the first quarter of fiscal 2004 and 2003, respectively.

Our miscellaneous income (deductions) category included currency gains of $0.1 million in the first quarter of fiscal 2004 compared to losses of $2.4 million in the corresponding prior year period primarily attributable to the weakening of the U.S. dollar against the Euro, British pound and Australian dollar compared to the strengthening of the U.S. dollar against the Euro during the first quarter of fiscal 2003 and increased hedge positions relative to exposures.

Our provision for income taxes in the first quarter of fiscal 2004 reflects an estimated annual tax rate of 35% compared to 32% for the first quarter of fiscal 2003. The increase in the rate is primarily due to lower estimated benefits related to export sales and the geographic mix of profits. The income tax provision is based on estimated annual amounts. If these estimates and related assumptions change in the future, we may be required to adjust our effective rate which could change income tax expense.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment, estimation, or complexity than other accounting policies.

Allowance for Doubtful Accounts and Reserves for Finance Receivables: We evaluate the collectibility of accounts and finance receivables based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additional reserves are established based upon our perception of the quality of the current receivables, the current financial position of our customers and past experience of collectibility. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

Income Taxes: We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Condensed Consolidated Balance Sheets, as well as operating loss and tax credit carry-forwards. We evaluate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. The carrying value of the net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of income. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities, and tax planning strategies in making the assessment. We evaluate the ability to realize the deferred tax assets and assess the need for additional valuation allowances quarterly. In addition, we are subject to income tax laws in many countries and judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of these future tax consequences, tax audits, and changes in regulatory tax laws and rates could materially impact our financial statements.

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

Goodwill: We perform a goodwill impairment test on at least an annual basis and more frequently in certain circumstances. We cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill that totaled $66.5 million at October 31, 2003 and $29.5 million at July 31, 2003. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in a relationship with a significant customer.

Guarantees of the Indebtedness of Others: We enter into agreements with finance companies whereby our equipment is sold to a finance company, which, in turn, sells or leases it to a customer. In some instances, we retain a liability in the event the customer defaults on the financing. Under certain terms and conditions where we are aware of a customer’s inability to meet its financial obligations, we establish a specific reserve against the liability. Additional reserves have been established related to these guarantees based upon the current financial position of these customers and based on estimates and judgments made from information available at that time. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. Although we are liable for the entire amount under guarantees, our losses would be mitigated by the value of the underlying collateral, JLG equipment.

In addition, we monetize a substantial portion of the receivables originated by AFS through an ongoing program of syndications, limited recourse financings and other monetization transactions. In connection with some of these monetization transactions, we have limited recourse obligations of $23.4 million as of October 31, 2003 related to possible defaults by the obligors under the terms of the contacts, which comprise these finance receivables. Allowances have been established related to these monetization transactions based upon the current financial position of these customers and based on estimates and judgments made from information available at that time. If the financial condition of these obligors were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Restructuring, Restructuring-Related and Integration: As more fully described in Note 13 of the Notes to Consolidated Financial Statements, we recognized pre-tax restructuring and restructuring-related charges of $0.1 million, $4.0 million and $6.7 million during the first quarter of fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The related reserves reflect estimates, including those pertaining to separation costs, settlements of contractual obligations, and asset valuations. We reassess the reserve requirements to complete each individual plan within the program at the end of each reporting period or as conditions change. Actual experience has been and may continue to be different from the estimates used to establish the reserves. At October 31, 2003, we had liabilities established in conjunction with these activities of $24.3 million, including the accrued liabilities associated with the integration of OmniQuip, and assets held for sale of $6.3 million.

Revenue Recognition: Sales of equipment and service parts are unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are “free-on-board” shipping point (FOB shipping point). However, certain sales may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the units and risks of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order. During the first three months of fiscal 2004, less than 1% of our sales were invoiced and the revenue recognized prior to customers taking physical possession.

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

Additional information regarding our critical accounting policies is in Note 1 of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended July 31, 2003.

Financial Condition

Cash used in operating activities was $33.4 million for the first three months of fiscal 2004 compared to $53.5 million in the comparable period of fiscal 2003. The decrease in cash usage primarily resulted from a decrease in inventories and fewer originations of finance receivables during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Partially offsetting these effects was an increase in our trade receivables resulting primarily from an increase in European receivables.

Investing activities during the first three months of fiscal 2004 used $100.2 million of cash compared to $2.8 million used for the first three months of fiscal 2003. The increase in cash usage was principally due to the acquisition of OmniQuip that was completed during the first quarter of fiscal 2004.

Financing activities provided cash of $11.4 million for the first three months of fiscal 2004 compared to $60.9 million for the first three months of fiscal 2003. The decrease in cash provided by financing activities was largely attributable to lower borrowings under our credit facilities due to working capital reductions discussed above. Partially offsetting the decrease in cash provided by financing activities was the proceeds from the monetization of our finance receivables.

The following table provides a summary of our contractual obligations (in thousands) at October 31, 2003:

		Payments Due by Period

		Less than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years

Short and long-term debt (a)	$313,881	$2,278	$12,176	$124,962	$174,465
Limited recourse debt	153,541	40,153	70,218	35,021	8,149
Operating leases (b)	29,478	7,201	12,190	7,299	2,788

Total contractual obligations	$496,900	$49,632	$94,584	$167,282	$185,402

(a)	Included in long-term debt is our senior secured revolving credit facility with a group of financial institutions that provide an aggregate commitment of $175 million. We also have a $15 million cash management facility with a term of one year, renewable annually. Both facilities are secured by a lien on substantially all of our assets. Availability of credit requires compliance with financial and other covenants. If we were to become in default of these covenants, the financial institutions could call the loans.

(b)	In accordance with SFAS No. 13, “Accounting for Leases,” operating lease obligations are not reflected in the balance sheet.

The following table provides a summary of our other commercial commitments (in thousands) at October 31, 2003:

		Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			Over 5
	Committed	1 Year	1-3 Years	4-5 Years	Years

Standby letters of credit	$10,210	$10,210	$—	$—	$—
Guarantees (a)	111,636	1,687	45,472	47,415	17,062

Total commercial commitments	$121,846	$11,897	$45,472	$47,415	$17,062

(a)	We discuss our guarantee agreements in Note 14 of Notes to Condensed Consolidated Financial Statements of this report.

On August 1, 2003, we completed our acquisition of OmniQuip, which includes all operations relating to the Sky Trak and Lull brand telehandler products. See Note 3 of the Notes to Condensed Consolidated Financial Statements of this report. The purchase price was $100 million, with $90 million paid in cash at closing and $10 million paid in the form of an unsecured subordinated promissory note due on the second anniversary of the closing date. In addition, we incurred $5.4 million in transaction expenses. We funded the cash portion of the purchase price and the transaction expenses with remaining unallocated proceeds from the sale of our $125 million senior notes due 2008 and anticipate funding approximately $37.9 million in integration expenses over a four year period with cash generated from operations and borrowings under our credit facilities.

Our principle sources of liquidity for the next twelve months will be cash generated from operations, borrowings under our credit facilities and monetizations of finance receivables originated by our Access Financial Solutions segment. Availability of funds under our credit facilities and monetizations of finance receivables depend on a variety of factors described below. As of October 31, 2003, we had an unused credit commitment totaling $189.4 million.

On September 23, 2003, we entered into a new three-year $175 million senior secured revolving credit facility that replaced our previous $150 million revolving credit facility and a pari passu, one-year $15 million cash management facility to replace our previous $25 million secured bank revolving line of credit facility. Both facilities are secured by a lien on substantially all of our assets. Availability of credit requires compliance with financial and other covenants, including during fiscal 2004 a requirement that we maintain leverage ratios of Net Funded Debt to EBITDA measured on a rolling four quarters and Net Funded Senior Debt to EBITDA measured on a rolling four quarters not to exceed 6.00 to 1.00 and 2.00 to 1.00, respectively, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a Tangible Net Worth of at least $194 million, plus 50% of Consolidated Net Income on a cumulative basis for each preceding fiscal quarter, commencing with the quarter ended July 31, 2003. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and 70% of various categories of domestic inventory. Accordingly, credit available to us under these facilities will vary with seasonal and other changes in the borrowing base and leverage ratios, including changes resulting from completion of the accounting for the OmniQuip transaction and inclusion of OmniQuip financial performance into our results of operations. We do not expect to have full availability of the stated maximum amount of credit at all times. However, based on our current business plan, we expect to have sufficient credit availability that combined with cash to be generated from operations will meet our expected seasonal requirements for working capital and planned capital and integration expenditures for the next twelve months.

With the commencement of our Access Financial Solutions segment in fiscal 2002, we initially relied on cash generated from operations and borrowings under our credit facilities to fund our origination of customer finance receivables. Through this approach, we generated a diverse portfolio of financial assets which we seasoned and began to monetize principally through limited recourse syndications. Our ability to continue originations of finance receivables to be held by us as financial assets depends on the availability of monetizations, which, in turn, depends on the credit quality of our customers, the degree of credit enhancement or recourse that we are able to offer, and market demand among third-party financial institutions for our finance receivables. During the first three months of fiscal 2004 and all of fiscal 2003, we monetized $10.4 million and $112.8 million, respectively, in finance receivables through syndications. Although monetizations generate cash, under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the monetized portion of our finance receivables portfolio remains recorded on our balance sheet as limited recourse debt.

Beginning with fiscal 2004, we expect that our originations and monetizations of finance receivables will continue, but at lower levels than in prior years, and that our limited recourse debt balance will begin to decline. In September 2003 we entered into a program agreement with GE Dealer Finance (“GE”), a division of General Electric Capital Corporation, to provide “private label” financing solutions for our customers. Under this agreement, our customers will continue to have direct interaction with our Access Financial Solutions personnel, but with GE having the right to provide direct funding for transactions that meet agreed credit criteria subject to limited recourse to us. Transactions funded by GE will not be held by us as financial assets, and therefore their subsequent monetization will not be recorded on our balance sheet as limited recourse debt. Transactions not funded by GE may still be funded by us to the extent of our liquidity sources and subsequently monetized or maybe funded directly by other credit providers.

As discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements of this report, we are a party to multiple agreements whereby we guarantee $111.6 million in indebtedness of others. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

Our exposure to product liability claims is discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements of this report. Future results of operations, financial condition and liquidity may be affected to the extent that our ultimate exposure with respect to product liability varies from current estimates.

There can be no assurance that unanticipated events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

Outlook

This Outlook section and other parts of this Management’s Discussion and Analysis contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “believes,” “expects,” “plans” and similar terminology. These statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the following: (i) general economic and market conditions, including political and economic uncertainty in areas of the world where we do business; (ii) varying and seasonal levels of demand for our products and services; (iii) limitations on customer access to credit for purchases; (iv) credit risks from our financing of customer purchases; (v) interest and foreign currency exchange rates; and (vi) costs of raw materials and energy, as well as other risks as described in “Cautionary Statements Pursuant to the Securities Litigation Reform Act” which is an exhibit to this report. We undertake no obligation to publicly update or revise any forward-looking statements.

In addition to realizing the expected synergies of the OmniQuip acquisition, we will continue our drive to improve margins through a continued aggressive approach to cost reductions with focus on efficiency and productivity improvements. In addition, new products will continue to offer features and benefits which end-users desire while standardizing design and streamlining the manufacturing process. Examples include the new innovative Pro-Fit™ scissor lift series and the 10,000 and 12,000 pound capacity JLG telehandlers introduced during the quarter.

Rental fleets are aging and pent-up replacement demand continues to grow. By the end of 2003, the average age of rental fleets is expected to be between 42 and 56 months. Among the top ten rental companies, estimated aggregate rental fleet capital spending for calendar 2004 is expected to be up significantly over 2003. The overall economic indicators in North America are encouraging. The backlog is improving, and we are cautiously optimistic that spring order patterns will continue to exhibit increased confidence and fleet refreshment activity. In Europe, although there are pockets of positive growth, we expect that a broader European recovery will lag North America by at least a year. In the rest of the world we are experiencing stronger results in Australia and Asia-Pacific.

As we have said many times in the past, our customers’ willingness and ability to refresh their fleets depend on three factors. The first factor – the economy is looking better but there still is weakness in non-residential construction. The second factor – the used equipment marketplace is starting to see a firming of prices. This becomes very important and necessary for our customers to move their used fleet without incurring losses. But, the third factor – the ability and/or willingness of rental companies to finance significant new equipment purchases is still not fully resolved.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage exposure to these risks principally through our regular operating and financing activities.

We are exposed to changes in interest rates as a result of our outstanding debt. In June 2003, we entered into a $70 million fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% in order to mitigate our interest rate exposure. The basis of the variable rate paid is the London Interbank Offered Rate (LIBOR) plus 4.51%. In July 2003, we entered into a $62.5 million fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 1/4% in order to mitigate our interest rate exposure. The basis of the variable rate paid is the London Interbank Offered Rate (LIBOR) plus 5.15%. These swap agreements are designated as hedges of the fixed-rate borrowings which are outstanding and are structured as perfect hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During fiscal 2003, we terminated our $87.5 million notional fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% that we entered into during June 2002, which resulted in a deferred gain of $6.2 million. This $6.2 million deferred gain will offset interest expense over the remaining life of the debt. At October 31, 2003, we had $132.5 million of interest rate swap agreements outstanding. Total interest bearing liabilities at October 31, 2003 consisted of $125.0 million in variable-rate borrowing and $342.4 million in fixed-rate borrowing. At the current level of variable-rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $0.9 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed-rate debt.

We do not have a material exposure to financial risk from using derivative financial instruments to manage our foreign currency exposures. For additional information, we refer you to Item 7 in our annual report on Form 10-K for the fiscal year ended July 31, 2003.

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

Internal Controls

We maintain a system of internal controls over financial reporting. There have been no significant changes in our internal controls during the first quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. as of October 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended October 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of JLG Industries, Inc. as of July 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated September 12, 2003, except for Note 2 as to which the date is September 23, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Baltimore, Maryland
November 12, 2003

PART II OTHER INFORMATION

ITEMS 1 - 3 and 5

None/not applicable.

ITEM 4

We held our Annual Meeting of Shareholders on November 20, 2003. We solicited proxies for the election of eight directors, for the approval of our 2003 Long-Term Incentive Plan and for ratification of the appointment of Ernst & Young LLP as our independent auditors for the 2004 fiscal year. Of the 43,372,432 shares of capital stock outstanding on the record date, 38,109,003, or 87.9%, were voted in person or by proxy at the meeting date.

The tabulated results are set forth below:

Election of directors

	For	Against

R. V. Armes	27,318,319	10,790,684
G. R. Kempton	36,542,387	1,566,616
W. M. Lasky	37,207,504	901,499
J. A. Mezera	36,481,615	1,627,388
S. Rabinowitz	36,531,289	1,577,714
R. C. Stark	36,542,436	1,566,567
T. C. Wajnert	36,583,989	1,525,014
C. O. Wood, III	36,510,675	1,598,328

Approval of our 2003 Long-Term Incentive Plan.

For	Against	Abstain	Broker non-votes

23,844,510	4,949,382	963,306	8,351,805

Ratification of the appointment of Ernst & Young LLP as independent auditors for the 2004 fiscal year.

For	Against	Abstain

36,032,285	2,019,225	57,493

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

12	Statement Regarding Computation of Ratios

15	Letter re: Unaudited Interim Financial Information

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99	Cautionary Statements Pursuant to the Securities Litigation Reform Act

(b)	We filed a Current Report on Form 8-K on August 15, 2003, which included our Press Releases dated July 8, 2003, and August 4, 2003. The items reported on such Form 8-K were Item 2. (Acquisition or Disposition of Assets), Item 5. (Other Events and Regulation FD Disclosure and Item 7. (Financial Statements, Pro Forma Financial Information and Exhibits). We filed a Current Report on Form 8-K on September 23, 2003, which included our Press Release dated September 22, 2003. The items reported on such Form 8-K were Item 5. (Other Events), Item 7. (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12. (Results of Operations and Financial Condition). We filed a Current Report on Form 8-K on October 9, 2003. The items reported on such Form 8-K were Item 7. (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12. (Results of Operations and Financial Condition). We filed a Current Report on Form 8-K/A on October 14, 2003. The items reported on such Form 8-K/A were (Acquisition or Disposition of Assets), Item 5. (Other Events and Regulation FD Disclosure and Item 7. (Financial Statements, Pro Forma Financial Information and Exhibits).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JLG INDUSTRIES, INC.
(Registrant)

Date: November 26, 2003	/s/ James H. Woodward, Jr.

James H. Woodward, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 26, 2003	/s/ John W. Cook

John W. Cook
Chief Accounting Officer
(Chief Accounting Officer)