Form 10-K/A
period 2003-07-31
JLG INDUSTRIES INC
filed 2004-03-16
CIK 216275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)

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

                                Explanatory Note

We have restated our financial statements for the fiscal year ended July 31, 2003 and related disclosures in this report to correct our premature recognition of revenues from one transaction with a single customer that we originally recorded in July 2003. Upon re-examination of the transaction terms and subsequent history we concluded that the transaction was incorrectly reported as a sale, rather than a consignment sale, which under generally accepted accounting principles, allows recognition of the revenues only upon final sale of the equipment by the consignee. We notified both the Audit Committee of the Board of Directors and Ernst & Young LLP, the Company's independent auditors regarding this matter and have conducted an internal review of our revenue recognition practices for all periods for which financial statements are included in this report. In addition, Ernst & Young has performed agreed-upon procedures with respect to such financial statements for the same periods. As a result of our internal review and the procedures performed by Ernst & Young we have not identified any other transactions or circumstances that would require us to alter the scope of the restatement beyond what we disclosed in our current report on Form 8-K dated February 18, 2004. The restatement results in an $8.7 million reduction of revenue and $1.8 million reduction in net income in the fourth quarter of fiscal 2003. Prior to the date of this amended report, all of the equipment had been sold by the consignee. Accordingly, the reclassification of this transaction will result in an increase in revenue and profit recognized over the first three quarters of fiscal 2004.

Generally, no attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in the original report on Form 10-K except as required to reflect the effects of the restatement. This Form 10-K/A generally does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-K. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on October 6, 2003. The following items have been amended as a result of the restatement:

      o     Item 1 Business;

      o     Item 6, Selected Financial Data;

      o Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations;

      o     Item 8, Financial Statements and Supplementary Data;

      o     Item 9A, Controls and Procedures; and

      o     Item 15, Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.

Our Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes Oxley Act.

                               TABLE OF CONTENTS

Item
----------------------------------------------------------------------------------------------
                                     PART I
1.  Business                                                                                 1
       Products and Services                                                                 1
       Segment Financial Information                                                         4
       Marketing and Distribution                                                            4
       Product Development                                                                   4
       Intellectual Property                                                                 4
       Seasonal Nature of Business                                                           4
       Competition                                                                           4
       Material and Supply Arrangements                                                      5
       Product Liability                                                                     5
       Employees                                                                             5
       Environmental                                                                         5
       Foreign Operations                                                                    5
       Executive Officers of the Registrant                                                  6
       Available Information                                                                 6
2.  Properties                                                                               6
3.  Legal Proceedings                                                                        7
4.  Submission of Matters to a Vote of Security Holders                                      7

                                   PART II
5.  Market for the Registrant's Common Equity and Related Stockholder Matters                7
6.  Selected Financial Data                                                                  8
7.  Management's Discussion and Analysis of Financial Condition and Results of Operations   10
       Results of Operations                                                                10
       Critical Accounting Policies and Estimates                                           14
       Financial Condition                                                                  17
       Outlook                                                                              19
       Market Risk                                                                          20
       Recent Accounting Pronouncements                                                     21
       Off-Balance Sheet Arrangements                                                       21
7A. Quantitative and Qualitative Disclosures About Market Risk                              21
8.  Financial Statements and Supplementary Data                                             22
       Consolidated Statements of Income                                                    22
       Consolidated Balance Sheets                                                          23
       Consolidated Statements of Shareholders' Equity                                      24
       Consolidated Statements of Cash Flows                                                25
       Notes to Consolidated Financial Statements                                           26
       Report of Independent Auditors                                                       50
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    51
9A. Controls and Procedures                                                                 51

                                  PART III
10. Directors and Executive Officers of the Registrant                                      52
11. Executive Compensation                                                                  52
12. Security Ownership of Certain Beneficial Owners and Management                          52
13. Certain Relationships and Related Transactions                                          52
14. Principal Accountant Fees and Services                                                  52

                                   PART IV
15. Exhibits, Financial Statement Schedules and Reports on Form 8-K                         52
       Financial Statement Schedules                                                        53
       Exhibits                                                                             53
       Reports on Form 8-K                                                                  56
Signatures                                                                                  57

                                     PART I

ITEM 1. BUSINESS

      Founded in 1969, we are the world's leading producer of access equipment (aerial work platforms and telehandlers) and highway-speed telescopic hydraulic excavators (excavators). Our diverse product portfolio encompasses leading brands such as JLG(R) aerial work platforms; JLG, Sky Trak(R), Lull(R) and Gradall(R) telehandlers; Gradall excavators; Triple-L(TM) drop-deck trailers; and an array of complementary accessories that increase the versatility and efficiency of the products for the end users. We market our products and services through a multi- channel approach that includes a highly trained sales force, marketing, the Internet, integrated supply programs and a network of distributors. In addition to designing and manufacturing our products, we offer world-class after-sales service and support and financing and leasing solutions for our customers in the industrial, commercial, institutional and construction markets. Our manufacturing facilities are located in the United States and Belgium, with sales and service locations on six continents.

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

      During fiscal 2003, we supported our customers in directly financing $153.5 million in sales, and arranging third-party financing for an additional $37.7 million in sales or approximately 24% and 6% of our total machinery sales, respectively. We rely on our customary sources of liquidity, including borrowings under our credit facilities, to fund AFS direct financings. We then monetize a substantial portion of the receivables originated by AFS through an ongoing program of syndications, limited recourse financings and other monetization transactions. During fiscal 2003, we sold, through various limited recourse monetization transactions with eight different funding providers, $112.8 million in finance receivables originated by AFS. In connection with some of these monetization transactions, we have limited recourse obligations relating to possible defaults by the obligors under the terms of the contracts, which comprise the finance receivables. For additional information relative to limited recourse obligations, see Note 4 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. Depending on the nature of the AFS monetization transaction, we either retain servicing of the finance receivables and remit collections to the third-party purchaser or lender, as the case may be, or we engage a third-party servicer. These monetization transactions allow us to provide ongoing liquidity for our customer financing activities.

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

ITEM 6. SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY
(in thousands of dollars, except per share data and number of employees)

Years Ended July 31                                           2003          2002          2001
------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Revenues                                                   $ 751,128     $ 770,070     $ 963,872
Gross profit                                                 134,442       132,087       188,794
Selling, administrative and product development expenses     (95,367)      (95,279)     (104,585)
Goodwill amortization                                             --            --        (6,052)
Restructuring charges                                         (2,754)       (6,091)       (4,402)
Income from operations                                        36,321        30,717        73,755
Interest expense                                             (27,985)      (16,255)      (22,195)
Other income (expense), net                                    6,691         4,759         2,737
Income before taxes and cumulative effect of change
  in accounting principle                                     15,027        19,221        54,297
Income tax provision                                          (2,635)       (6,343)      (20,091)
Income before cumulative effect of change in
  accounting principle                                        12,392        12,878        34,206
Cumulative effect of change in accounting principle               --      (114,470)           --
Net income (loss)                                             12,392      (101,592)       34,206
PER SHARE DATA
Earnings per common share before cumulative effect of
  change in accounting principle                           $     .29     $     .31     $     .81
Cumulative effect of change in accounting principle               --         (2.72)           --
Earnings (loss) per common share                                 .29         (2.41)          .81
Earnings per common share--assuming dilution before
  cumulative effect of change in accounting principle            .29           .30           .80
Cumulative effect of change in accounting principle               --         (2.65)           --
Earnings (loss) per common share--assuming dilution              .29         (2.35)          .80
Cash dividends                                                   .02          .025           .04
PERFORMANCE MEASURES (before cumulative effect of
  change in accounting principle)
Return on revenues                                               1.6%          1.7%          3.5%
Return on average assets                                         1.5%          1.6%          4.4%
Return on average shareholders' equity                           5.2%          3.8%         10.5%
FINANCIAL POSITION
Working capital                                            $ 382,763     $ 231,203     $ 254,752
Current assets as a percent of current liabilities               273%          188%          250%
Property, plant and equipment, net                            79,699        84,370        98,403
Total assets                                                 936,202       778,241       825,589
Total debt                                                   460,570       279,329       299,187
Shareholders' equity                                         247,714       236,042       333,441
Total debt as a percent of total capitalization                   65%           54%           47%
Book value per share                                            5.71          5.52          7.91
OTHER DATA
Product development expenditures                           $  16,142     $  15,586     $  15,858
Capital expenditures, net of retirements                      10,324        12,390        10,685
Net additions (retirements) to rental fleet                    4,073         5,554        12,437
Depreciation and amortization                                 19,937        20,959        28,775
Employees                                                      2,263         2,801         3,300

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We reported net income of $12.4 million, or $.29 per share on a diluted basis, for fiscal 2003, compared to income before the cumulative effect of change in accounting principle related to the adoption Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," of $12.9 million, or $.30 per share on a diluted basis, for fiscal 2002, and $34.2 million, or $.80 per share on a diluted basis, for fiscal 2001. As discussed below and more fully described in Note 17 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report, earnings for 2003, 2002 and 2001 included charges of $4.0 million ($3.3 million net of tax), $6.7 million ($4.5 million net of tax) and $15.8 million ($10.0 million net of tax), respectively, related to repositioning our operations to more appropriately align our costs with our business activity. In addition, earnings for fiscal 2003 included favorable currency adjustments of $5.4 million ($4.5 million net of tax) compared to favorable currency adjustments of $2.9 million ($1.9 million net of tax) for fiscal 2002 and unfavorable currency adjustments of $0.9 million ($0.6 million net of tax) for fiscal 2001.

      In the discussion and analysis of financial condition and results of operations that follows, we attempt to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

      For the year ended July 31, 2003, our revenues were $751.1 million, down 2.5% from the $770.1 million reported for fiscal 2002. Our revenues for the year ended July 31, 2002 were $770.1 million, down 20% from the $963.9 reported for fiscal 2001.

      The following tables outline our revenues by segment, product, and geography (in thousands) for the years July 31:

                                                                 Years Ended July 31,
                                                            ---------------------------------------------------
                                                             2003 Restated            2002               2001
---------------------------------------------------------------------------------------------------------------
Segment:
  Machinery                                                     $594,484            $621,283           $835,893
  Equipment Services                                             136,737             133,058            122,650
  Access Financial Solutions (a)                                  19,907              15,729              5,329
                                                                -----------------------------------------------
                                                                $751,128            $770,070           $963,872
                                                                ===============================================
Products:
  Aerial work platforms                                         $428,564            $475,241           $682,689
  Telehandlers                                                   117,475              87,443             87,704
  Excavators                                                      48,445              58,599             65,500
  After-sales service and support, including parts sales,
    and used and reconditioned equipment sales                   130,335             124,587            116,376
  Financial products (a)                                          19,184              14,227              3,889
  Rentals                                                          7,125               9,973              7,714
                                                                -----------------------------------------------
                                                                $751,128            $770,070           $963,872
                                                                ===============================================
Geographic:
  United States                                                 $546,494            $556,252           $709,412
  Europe                                                         145,038             167,940            187,924
  Other                                                           59,596              45,878             66,536
                                                                -----------------------------------------------
                                                                $751,128            $770,070           $963,872
                                                                ===============================================

(a) Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

      The decrease in Machinery segment sales from $621.3 million for fiscal 2002 to $594.5 million for fiscal 2003, or 4.3%, was primarily attributable to reduced sales of aerial work platforms principally due to the economic pressures in North America and economic pressures and tightened credit conditions in Europe partially offset by increased sales in Australia. In addition, sales of our excavator product line declined due to softness in the United States construction market and reduced state and municipal budgets. The decrease in sales of aerial work platforms and excavators was partially offset by increased telehandler sales from new product introductions, principally from the new North America all-wheel-steer machines and our European-designed product offerings. Fiscal 2002 Machinery segment revenues also benefited from the reversal of previously accrued volume-related customer incentives that were not achieved during the year. The increase in Equipment Services segment revenues from $133.1 for fiscal 2002 to $136.7 million for fiscal 2003, or 2.8%, was principally attributable to increased parts sales and sales of used equipment partially offset by decreased sales of rental fleet equipment. The increase in Access Financial Solutions segment revenues from $15.7 million for fiscal 2002 to $19.9 million for fiscal 2003, or 26.6%, was principally attributable to income received on a larger portfolio of pledged finance receivables from accumulated monetization transactions. While we have increased interest income attributable to our pledged finance receivables, a corresponding increase in our limited recourse debt results in $7.7 million of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, payments to monetization purchasers are reflected as interest expense in our Consolidated Statements of Income.

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

      Our domestic revenues for fiscal 2003 were $546.5 million, down 1.8% from fiscal 2002 revenues of $556.3 million. The decrease in our domestic revenues was principally attributable to lower sales of aerial work platforms primarily due to economic pressures in North America and our excavator product line due to the softness in the United States construction market and reduced state and municipal budgets. This decrease was partially offset by higher sales of telehandlers and service parts as well as increased revenues from financial products. Revenues generated from sales outside the United States during fiscal 2003 were $204.6 million, down 4.3% from fiscal 2002. The decrease in our revenues generated from sales outside the United States was primarily attributable to lower aerial work platform sales in Europe due to economic pressures and customer credit constraints, partially offset by increased sales of aerial work platforms in Australia and increased telehandler sales in Europe.

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

Our gross profit margin increased to 17.9% in fiscal 2003 from 17.2% in fiscal 2002. The increase was attributable to higher margins in our Equipment Services and Access Financial Services segments. The gross profit margin of our Machinery segment was 14.2% for fiscal 2003 compared to 14.2% for fiscal 2002. The gross profit margin of our Machinery segment was unchanged in fiscal 2003 principally due to the weakening of the U.S. dollar against the Euro, British pound and Australian dollar, as well as fewer trade-in packages resulting in lower trade-in premiums and a more profitable product mix mainly a result of new product introductions. These increases were offset by higher product costs associated with the start-up of our Maasmechelen facility, the transfer of the telehandler product line to our McConnellsburg, Pennsylvania facility, the negative effect on fixed overhead leveraging due to lower sales volume compared to fiscal 2002 and higher warranty costs associated with extended warranty periods. The gross profit margin of our Equipment Services segment was 22.4% for fiscal 2003 compared to 22.0% for fiscal 2002. The gross profit margin of our Equipment Services segment increased in fiscal 2003 primarily due to an increase in higher margin service parts sales as a percentage of total segment revenues. This increase was partially offset by unfavorable mix impact associated with higher used equipment sales and the deferred profit recognized during fiscal 2002 from a one-time rental fleet sale-leaseback transaction. The gross profit margin of our Access Financial Solutions segment was 96.8% for fiscal 2003 compared to 94.2% for fiscal 2002. The gross profit margin of our Access Financial Solutions segment increased in fiscal 2003 primarily due to increased financial product revenues. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

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

      Our selling, administrative and product development expenses increased $0.1 million in fiscal 2003 compared to fiscal 2002 and as a percent of revenues were 12.7% for fiscal 2003 compared to 12.4% for fiscal 2002. Our Machinery segment's selling, administrative and product development expenses increased $3.4 million in fiscal 2003 due primarily to increased bad debt provisions for specific reserves related to certain customers, higher contract and consulting services, commission costs and incentive-based accruals, which were partially offset by lower payroll and related costs and travel expenses due to our cost reduction initiatives. Our Equipment Services segment's selling and administrative expenses decreased $1.1 million in fiscal 2003 mainly due to lower payroll and related costs. Our Access Financial Solutions segment's selling and administrative expenses decreased $0.9 million in fiscal 2003 due primarily to decreases in bad debt provisions reflecting lower origination activity and reduced non-monetized portfolio exposure and lower software costs, which were partially offset by an increase in contract services expenses. Our general corporate selling, administrative and product development expenses decreased $1.3 million in fiscal 2003 primarily due to reductions in bad debt provisions, consulting fees, depreciation expense, software costs and trade show expenses, which were partially offset by higher payroll and related costs, incentive-based accruals and legal fees.

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

      Our effective tax rate in fiscal 2003 was 18% as compared to 33% and 37% in fiscal 2002 and 2001, respectively. The current year's rate included a $2.1 million benefit to net income, or $.05 per diluted share, resulting from a change in accounting estimate attributable to tax benefits received from foreign operations partially offset by the creation of a valuation allowance for certain foreign net operating losses. Since these represent changes in estimates, the anticipated effective tax rate in future years will not be as low as the current year. The reduction in our effective tax rate from 37% in fiscal 2001 to 33% in fiscal 2002 was principally due to the elimination of the amortization of goodwill, since the amortization of goodwill is not deductible for tax purposes.

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

      Revenue Recognition: Sales of equipment and service parts are unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are "free-on-board" shipping point (FOB shipping point). However, certain sales may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the units and risks of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order other than customary post-sales support activities. During fiscal 2003, approximately 1% of our sales were invoiced and the revenue recognized prior to customers taking physical possession.

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

FINANCIAL CONDITION

      Cash used in operating activities was $95.2 million for fiscal 2003 compared to cash generated from operating activities of $23.1 million in fiscal 2002. The decrease in cash generated from operations in fiscal 2003 was primarily the result of our increased investment in finance receivables resulting from new originations, lower trade account payables largely resulting from the timing of payments and increased trade receivables resulting from an increase in the days sales outstanding from 111 days at July 31, 2002 to 129 days at July 31, 2003. The increase in the days sales outstanding was primarily the result of increases in outstanding rental purchase guarantees and European receivables. Partially offsetting these effects was a decrease in inventories. The fiscal 2002 increase in cash generated from operations was primarily driven by a decrease of $24.5 million in our inventory investment as we shut down production facilities to synchronize inventory and sales levels, and an increase in accounts payable as days purchasing outstanding increased to 67 days at July 31, 2002 compared to 46 days at July 31, 2001. The increase in accounts payable reflects production shutdowns during July 2001 due to the slowing economy and the resulting reduction in purchases. Partially offsetting these effects were increases in trade and finance receivables. The increase in trade receivables principally reflects the termination of our receivables securitization agreement during February 2002 and the repurchase of any outstanding amounts under that agreement. Access Financial Solutions' finance receivables increased due to monetization activities, which resulted in $88.1 million in pledged receivables and the related limited recourse debt, offset by decreased lease obligations due to lower sales.

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

      The following table provides a summary of our contractual obligations (in thousands) at July 31, 2003:

                                                   Payments Due by Period
                                   ------------------------------------------------------
                                              Less than                           After
                                     Total      1 Year   1-3 Years  4-5 Years    5 Years
-----------------------------------------------------------------------------------------
Short- and long-term debt (a)      $295,630    $ 1,472    $ 1,651    $123,080    $169,427
Limited recourse debt               164,940     45,279     74,118      38,282       7,261
Operating leases (b)                 25,369      5,638     10,285       6,847       2,599
                                   ------------------------------------------------------
  Total contractual obligations    $485,939    $52,389    $86,054    $168,209    $179,287
                                   ======================================================

(a) As more fully described in Note 19 of Notes to Consolidated Financial Statements, Item 8 of Part II of this report, at July 31, 2003, we had a secured revolving credit facility with a group of financial institutions that provided an aggregate commitment of $150 million and we also had a $25 million secured bank revolving line of credit with a term of one year, renewable annually. The credit facilities contained customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth. If we were to become in default of these covenants, the financial institutions could call the loans. While no borrowings were outstanding under these facilities at July 31, 2003, during fiscal 2003, our average outstanding borrowings under these facilities were $68.9 million. During the first quarter of fiscal 2004, we entered into new credit facilities described below.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

                                                                 Years Ended July 31
                                                       ----------------------------------------
(in thousands, except per share data)                  2003 Restated      2002          2001
-----------------------------------------------------------------------------------------------
Revenues
  Net sales                                               $ 724,819     $ 745,870     $ 952,269
  Financial products                                         19,184        14,227         3,889
  Rentals                                                     7,125         9,973         7,714
                                                          -------------------------------------
                                                            751,128       770,070       963,872
Cost of sales                                               616,686       637,983       775,078
                                                          -------------------------------------
Gross profit                                                134,442       132,087       188,794
Selling and administrative expenses                          79,225        79,693        89,145
Product development expenses                                 16,142        15,586        15,440
Goodwill amortization                                            --            --         6,052
Restructuring charges                                         2,754         6,091         4,402
                                                          -------------------------------------
Income from operations                                       36,321        30,717        73,755
Interest expense                                            (27,985)      (16,255)      (22,195)
Miscellaneous, net                                            6,691         4,759         2,737
                                                          -------------------------------------
Income before taxes and cumulative effect of change
  in accounting principle                                    15,027        19,221        54,297
Income tax provision                                          2,635         6,343        20,091
                                                          -------------------------------------
Income before cumulative effect of change in
  accounting principle                                       12,392        12,878        34,206
Cumulative effect of change in accounting principle              --      (114,470)           --
                                                          -------------------------------------
Net income (loss)                                         $  12,392     $(101,592)    $  34,206
                                                          =====================================
Earnings (loss) per common share:
  Earnings per common share before cumulative effect
    of change in accounting principle                     $     .29     $     .31     $     .81
  Cumulative effect of change in accounting principle            --         (2.72)           --
                                                          -------------------------------------
  Earnings (loss) per common share                        $     .29     $   (2.41)    $     .81
                                                          =====================================
Earnings (loss) per common share--assuming dilution:
  Earnings per common share--assuming dilution before
    cumulative effect of change in accounting principle   $     .29     $     .30     $     .80
  Cumulative effect of change in accounting principle            --         (2.65)           --
                                                          -------------------------------------
  Earnings (loss) per common share--assuming dilution     $     .29     $   (2.35)    $     .80
                                                          =====================================
Cash dividends per share                                  $     .02     $    .025     $     .04
                                                          =====================================
Weighted average shares outstanding                          42,601        42,082        42,155
                                                          =====================================
Weighted average shares outstanding--assuming dilution       42,866        43,170        42,686
                                                          =====================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

                                                                         July 31
                                                               -------------------------
(in thousands, except per share data)                          2003 Restated      2002
----------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                                        $ 132,809     $   6,205
Accounts receivable, less allowance for doubtful accounts
  of $7,363 in 2003 and $7,159 in 2002                             257,519       227,722
Finance receivables, less provision for losses of $529 in
  2003 and $1,662 in 2002                                            3,168        28,248
Pledged finance receivables, less provision for losses of
  $2,656 in 2003 and $632 in 2002                                   41,334        34,353
Inventories                                                        122,675       165,536
Other current assets                                                46,474        31,042
                                                                 -----------------------
      Total Current Assets                                         603,979       493,106
Property, plant and equipment, net                                  79,699        84,370
Equipment held for rental, net of accumulated depreciation
  of $4,683 in 2003 and $5,878 in 2002                              19,651        20,979
Finance receivables, less current portion                           31,156        45,412
Pledged finance receivables, less current portion                  119,073        53,703
Goodwill, net of accumulated amortization of $12,968 in
  2003 and 2002                                                     29,509        28,791
Other assets                                                        53,135        51,880
                                                                 -----------------------
                                                                 $ 936,202     $ 778,241
                                                                 =======================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt                                                  $     635     $  13,934
Current portion of long-term debt                                      837           493
Current portion of limited recourse debt from finance
  receivables monetizations                                         45,279        34,850
Accounts payable                                                    83,408       129,317
Accrued expenses                                                    91,057        83,309
                                                                 -----------------------
      Total Current Liabilities                                    221,216       261,903
Long-term debt, less current portion                               294,158       177,331
Limited recourse debt from finance receivables monetizations,
  less current portion                                             119,661        52,721
Accrued post-retirement benefits                                    26,179        24,989
Other long-term liabilities                                         15,160        10,807
Provisions for contingencies                                        12,114        14,448
Shareholders' Equity
Capital stock:
  Authorized shares: 100,000 at $.20 par value
  Issued and outstanding shares: 2003--43,367 shares;
    2002--42,728 shares                                              8,673         8,546
Additional paid-in capital                                          23,597        18,846
Retained earnings                                                  228,490       216,957
Unearned compensation                                               (5,428)       (1,649)
Accumulated other comprehensive loss                                (7,618)       (6,658)
                                                                 -----------------------
      Total Shareholders' Equity                                   247,714       236,042
                                                                 -----------------------
                                                                 $ 936,202     $ 778,241
                                                                 =======================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                Capital Stock                                            Accumulated      Total
                                              -----------------   Additional    Retained                     Other     Shareholders'
                                                          Par      Paid-in      Earnings     Unearned    Comprehensive    Equity
(in thousands, except per share data)         Shares     Value     Capital      Restated   Compensation  (Loss) Income   Restated
-----------------------------------------------------------------------------------------------------------------------------------
Balances at July 31, 2000                     43,648    $ 8,729    $ 12,514    $  308,966    $ (1,474)     $ (4,684)     $ 324,051
Comprehensive income:
  Net income for the year                                                          34,206
    Aggregate translation adjustment                                                                           (909)
    Minimum pension liability, net of
      deferred tax benefit of $82                                                                               119
Total comprehensive income                                                                                                  33,416
Dividends paid: $.04 per share                                                     (1,699)                                  (1,699)
Purchase and retirement of common stock       (1,672)      (334)                  (21,866)                                 (22,200)
Shares issued under employee stock plans         168         34       1,506                    (2,558)                      (1,018)
Tax benefit related to exercise of
  nonqualified stock options                                            236                                                    236
Amortization of unearned compensation                                                             655                          655
                                              ------------------------------------------------------------------------------------
Balances at July 31, 2001                     42,144      8,429      14,256       319,607      (3,377)       (5,474)       333,441
                                              ------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss for the year                                                          (101,592)
    Aggregate translation adjustment                                                                           (753)
    Minimum pension liability, net of
      deferred tax benefit of $232                                                                             (431)
Total comprehensive loss                                                                                                  (102,776)
Dividends paid: $.025 per share                                                    (1,058)                                  (1,058)
Shares issued under employee stock plans         584        117       1,876                        29                        2,022
Tax benefit related to exercise of
  nonqualified stock options                                          2,714                                                  2,714
Amortization of unearned compensation                                                           1,699                        1,699
                                              ------------------------------------------------------------------------------------
Balances at July 31, 2002                     42,728      8,546      18,846       216,957      (1,649)       (6,658)       236,042
                                              ------------------------------------------------------------------------------------
Comprehensive income:
  Net income for the year                                                          12,392
    Aggregate translation adjustment                                                                          1,276
    Minimum pension liability, net of
      deferred tax benefit of $1,201                                                                         (2,236)
Total comprehensive income                                                                                                  11,432
Dividends paid: $.02 per share                                                       (859)                                    (859)
Shares issued under employee stock plans         639        127       4,585                    (4,613)                          99
Tax benefit related to exercise of
  nonqualified stock options                                            166                                                    166
Amortization of unearned compensation                                                             834                          834
                                              ------------------------------------------------------------------------------------
Balances at July 31, 2003 Restated            43,367    $ 8,673    $ 23,597    $  228,490    $ (5,428)     $ (7,618)     $ 247,714
                                              ====================================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Years Ended July 31
                                                            -------------------------------------
(in thousands)                                              2003 Restated     2002         2001
-------------------------------------------------------------------------------------------------
OPERATIONS
Net income (loss)                                             $  12,392    $(101,592)   $  34,206
Adjustments to reconcile net income to cash flow from
  operating activities:
    Gain on sale of joint venture                                    --           --       (1,008)
    Loss on sale of property, plant and equipment                   266          392        2,770
    Gain on sale of equipment held for rental                    (6,794)      (8,049)      (3,371)
    Non-cash charges and credits:
      Cumulative effect of change in accounting principle            --      114,470           --
      Depreciation and amortization                              19,937       20,959       28,775
      Provision for self-insured losses                           6,344        7,943        6,450
      Deferred income taxes                                      (6,336)      (4,635)      (2,017)
      Other                                                       7,027        3,689        2,163
    Changes in selected working capital items:
      Accounts receivable                                       (35,324)     (40,110)     (18,949)
      Inventories                                                43,137       24,462      (41,807)
      Accounts payable                                          (46,026)      52,685      (39,897)
      Other operating assets and liabilities                    (12,706)      15,194       (2,900)
    Changes in finance receivables                               40,487       57,154     (132,790)
    Changes in pledged finance receivables                     (114,271)     (91,331)          --
    Changes in other assets and liabilities                      (3,295)     (28,136)      (5,722)
                                                              -----------------------------------
Cash flow from operating activities                             (95,162)      23,095     (174,097)
INVESTMENTS
Purchases of property, plant and equipment                      (10,806)     (12,954)     (15,787)
Proceeds from the sale of property, plant and equipment             216          172          416
Purchases of equipment held for rental                          (16,342)     (26,429)     (33,406)
Proceeds from the sale of equipment held for rental              19,063       28,924       31,251
Proceeds from sale of joint venture                                  --           --        4,000
Other                                                              (689)         405       (5,540)
                                                              -----------------------------------
Cash flow from investing activities                              (8,558)      (9,882)     (19,066)
FINANCING
Net (decrease) increase in short-term debt                      (13,497)      (7,771)      13,009
Issuance of long-term debt                                      404,283      617,000      571,505
Repayment of long-term debt                                    (279,647)    (717,572)    (383,629)
Issuance of limited recourse debt                               117,383       90,214           --
Repayment of limited recourse debt                                 (118)          --           --
Payment of dividends                                               (859)      (1,058)      (1,699)
Purchase of common stock                                             --           --      (22,201)
Exercise of stock options and issuance of restricted awards         927        3,732         (126)
                                                              -----------------------------------
Cash flow from financing activities                             228,472      (15,455)     176,859
CURRENCY ADJUSTMENTS
Effect of exchange rate changes on cash                           1,852         (807)         102
CASH
Net change in cash and cash equivalents                         126,604       (3,049)     (16,202)
Beginning balance                                                 6,205        9,254       25,456
                                                              -----------------------------------
Ending balance                                                $ 132,809    $   6,205    $   9,254
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

Revenue Recognition

      Sales of equipment and service parts are unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Our sales terms are "free-on-board" shipping point (FOB shipping point); however, certain sales may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the units and risks of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order other than customary post-sales support activities. In the unusual instance that our shipping terms are "shipping point destination," revenue is recorded at the time the goods reach our customers.

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

Inventories (Restated)

      Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the LIFO (last-in, first-out) method. All other inventories are based on the FIFO (first-in, first-out) method.

      Our inventories consist of the following at July 31:

                                                             2003         2002
--------------------------------------------------------------------------------
Finished goods                                             $ 77,852     $104,680
Raw materials and work in process                            51,267       65,579
                                                           ---------------------
                                                            129,119      170,259
Less LIFO provision                                           6,444        4,723
                                                           ---------------------
                                                           $122,675     $165,536
                                                           =====================

      The cost of United States inventories stated under the LIFO method was 51% and 60% at July 31, 2003 and 2002, respectively, of our total inventory.

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
                                                                        =======

Concentrations of Credit Risk

      Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of trade and finance receivables. As of July 31, 2003, approximately 18% of our trade receivables were due from two customers and approximately 50% of our finance receivables were due from three customers. In addition, one customer accounted for approximately 10% of our trade receivables and that same customer accounted for approximately 21% of our finance receivables. We routinely evaluate the creditworthiness of our customers and secure transactions with letters of credit or other forms of security where we believe the risk warrants it. Finance receivables are collateralized by a security interest in the underlying assets. Write-offs for uncollected receivables have not been significant.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," and APB Opinion No. 28, "Interim Financial Reporting." The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 will not have an impact on us as we have elected to continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. In addition, we began providing quarterly pro forma disclosure of stock based compensation, as measured under the fair value requirements of SFAS No. 123 during our third quarter ended April 30, 2003.

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

NOTE 6--GOODWILL (RESTATED)

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

      This table presents our comparative net income and earnings per common share before the cumulative effect of accounting change and goodwill amortization under SFAS No. 142 for the years ended July 31:

                                                                                         2003             2002               2001
---------------------------------------------------------------------------------------------------------------------------------
Reported income before cumulative effect of change in accounting principle        $    12,392      $    12,878        $    34,206
Add: goodwill amortization                                                                 --               --              6,052
                                                                                  -----------------------------------------------
Adjusted income before cumulative effect of change in accounting principle             12,392           12,878             40,258
Cumulative effect of change in accounting principle                                        --         (114,470)                --
                                                                                  -----------------------------------------------
Adjusted net income (loss)                                                        $    12,392      $  (101,592)       $    40,258
                                                                                  ===============================================
Earnings (loss) per common share:
Reported earnings per common share before cumulative effect of change in
  accounting principle                                                            $       .29      $       .31        $       .81
Goodwill amortization                                                                      --               --                .14
                                                                                  -----------------------------------------------
Adjusted earnings per common share before cumulative effect of change in
  accounting principle                                                                    .29              .31                .95
Cumulative effect of change in accounting principle                                        --            (2.72)                --
                                                                                  -----------------------------------------------
Adjusted earnings (loss) per common share                                         $       .29      $     (2.41)       $       .95
                                                                                  ===============================================
Earnings (loss) per common share--assuming dilution:
Reported earnings per common share--assuming dilution before cumulative
  effect of change in accounting principle                                        $       .29      $       .30        $       .80
Goodwill amortization                                                                      --               --                .14
                                                                                  -----------------------------------------------
Adjusted earnings per common share--assuming dilution before cumulative
  effect of change in accounting principle                                                .29              .30                .94
Cumulative effect of change in accounting principle                                        --            (2.65)                --
                                                                                  -----------------------------------------------
Adjusted earnings (loss) per common share--assuming dilution                      $       .29      $     (2.35)       $       .94
                                                                                  ===============================================

      This table presents our reconciliation of the recorded goodwill during the period from July 31, 2002 to July 31, 2003:

Balance as of August 1, 2002                                             $28,791
Additions                                                                    718
Impairment charge recorded                                                    --
                                                                         -------
Balance as of July 31, 2003                                              $29,509
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

NOTE 10--SEGMENT INFORMATION (RESTATED)

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

      Our business segment information consisted of the following for the years ended July 31:

                                                             2003            2002            2001
-------------------------------------------------------------------------------------------------
Revenues:
  Machinery                                             $ 594,484       $ 621,283       $ 835,893
  Equipment Services                                      136,737         133,058         122,650
  Access Financial Solutions                               19,907          15,729           5,329
                                                        -----------------------------------------
                                                        $ 751,128       $ 770,070       $ 963,872
                                                        =========================================
Segment profit (loss):
  Machinery                                             $  25,513       $  29,039       $  78,501
  Equipment Services                                       27,119          24,686          25,268
  Access Financial Solutions                                3,990           5,288            (223)
  General corporate                                       (32,001)        (33,347)        (30,797)
                                                        -----------------------------------------
Segment profit                                             24,621          25,666          72,749
  Add Access Financial Solutions' interest expense         11,700           5,051           1,006
                                                        -----------------------------------------
Operating income                                        $  36,321       $  30,717       $  73,755
                                                        =========================================
Depreciation and amortization:
  Machinery                                             $  13,984       $  14,994       $  23,344
  Equipment Services                                        3,766           3,613           2,917
  Access Financial Solutions                                  691             781           1,197
  General corporate                                         1,496           1,571           1,317
                                                        -----------------------------------------
                                                        $  19,937       $  20,959       $  28,775
                                                        =========================================
Expenditures for long-lived assets:
  Machinery                                             $  11,200       $  12,350       $  14,324
  Equipment Services                                       15,084          22,236          26,154
  Access Financial Solutions                                  579           4,661           5,372
  General corporate                                           285             136           3,343
                                                        -----------------------------------------
                                                        $  27,148       $  39,383       $  49,193
                                                        =========================================
Assets:
  Machinery                                             $ 563,929       $ 462,399       $ 564,345
  Equipment Services                                       36,574          45,361          41,231
  Access Financial Solutions                              237,632         187,153         137,136
  General corporate                                        98,067          83,328          82,877
                                                        -----------------------------------------
                                                        $ 936,202       $ 778,241       $ 825,589
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

      Our revenues by product group consisted of the following for the years ended July 31:

                                                                              2003          2002          2001
--------------------------------------------------------------------------------------------------------------
Aerial work platforms                                                     $428,564      $475,241      $682,689
Telehandlers                                                               117,475        87,443        87,704
Excavators                                                                  48,445        58,599        65,500
After-sales service and support, including parts sales, and used and
  reconditioned equipment sales                                            130,335       124,587       116,376
Financial products                                                          19,184        14,227         3,889
Rentals                                                                      7,125         9,973         7,714
                                                                          ------------------------------------
                                                                          $751,128      $770,070      $963,872
                                                                          ====================================

      We manufacture our products in the United States and Belgium and sell these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations.

      Our revenues by geographic area consisted of the following for the years ended July 31:

                                        2003              2002              2001
--------------------------------------------------------------------------------
United States                       $546,494          $556,252          $709,412
Europe                               145,038           167,940           187,924
Other                                 59,596            45,878            66,536
                                    --------------------------------------------
                                    $751,128          $770,070          $963,872
                                    ============================================

NOTE 11--INCOME TAXES (RESTATED)

      Our income tax provision consisted of the following for the years ended July 31:

                                       2003              2002              2001
--------------------------------------------------------------------------------
United States:
  Current                           $ 4,163          $ 10,611          $ 21,991
  Deferred                           (4,218)           (4,635)           (2,017)
                                    -------------------------------------------
                                        (55)            5,976            19,974
                                    -------------------------------------------
Other countries:
  Current                             2,690               367               117
                                    -------------------------------------------
                                    $ 2,635          $  6,343          $ 20,091
                                    ===========================================

      We made income tax payments of $8.5 million, $0.9 million and $25.6 million in 2003, 2002 and 2001, respectively. Income tax benefits recorded directly as an adjustment to equity as a result of employee stock options were $0.2 million, $2.7 million and $0.2 million in 2003, 2002 and 2001, respectively.

      The difference between the U.S. federal statutory income tax rate and our effective tax rate is as follows for the years ended July 31:

                                                    2003       2002       2001
--------------------------------------------------------------------------------
Statutory U.S. federal income tax rate                35%        35%        35%
Change in estimate                                   (14)        --         --
Effect of export profits taxed at lower rates         (2)        (5)        (4)
Non-deductibility of goodwill                         --         --          4
Other                                                 (1)         3          2
                                                     --------------------------
Effective tax rate                                    18%        33%        37%
                                                     ==========================

      The current year's rate included a $2.1 million benefit to net income, or $.05 per diluted share, resulting from a change in accounting estimate attributable to tax benefits received from foreign operations partially offset by the creation of a valuation allowance for certain foreign net operating losses.

      Our components of deferred tax assets and liabilities were as follows at July 31:

                                                                               2003          2002
-------------------------------------------------------------------------------------------------
Future income tax benefits:
  Employee benefits                                                        $ 20,975       $15,859
  Contingent liabilities provisions                                          10,744        11,620
  Operating loss carryforwards                                                7,850         3,481
  Other                                                                       8,184         6,392
  Valuation allowance                                                        (3,994)           --
                                                                           ----------------------
                                                                             43,759        37,352
                                                                           ----------------------
Deferred tax liabilities for depreciation and asset basis differences         9,009         8,938
                                                                           ----------------------
Net deferred tax assets                                                    $ 34,750       $28,414
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

NOTE 12--STOCK-BASED INCENTIVE PLANS (RESTATED)

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Our pro forma information follows for the years ended July 31:

                                                                                   2003             2002              2001
--------------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                              $    12,392      $  (101,592)      $    34,206
Less: Total stock-based employee compensation expense determined under
  fair value based method for all awards, net of related tax effects             (3,476)          (2,863)           (1,684)
                                                                            ----------------------------------------------
Pro forma net income (loss)                                                 $     8,916      $  (104,455)      $    32,522
                                                                            ==============================================
Earnings per share:
  Earnings (loss) per common share--as reported                             $       .29      $     (2.41)      $       .81
                                                                            ==============================================
  Earnings (loss) per common share--pro forma                               $       .21      $     (2.48)      $       .77
                                                                            ==============================================
  Earnings (loss) per common share--assuming dilution--as reported          $       .29      $     (2.35)      $       .80
                                                                            ==============================================
  Earnings (loss) per common share--assuming dilution--pro forma            $       .21      $     (2.42)      $       .76
                                                                            ==============================================

NOTE 13--BASIC AND DILUTED EARNINGS PER SHARE (RESTATED)

      This table presents our computation of basic and diluted earnings per share for the years ended July 31:

                                                                              2003         2002              2001
-----------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in accounting principle      $    12,392  $    12,878       $    34,206
Cumulative effect of change in accounting                                       --     (114,470)               --
                                                                       ------------------------------------------
Net income (loss)                                                      $    12,392  $  (101,592)      $    34,206
                                                                       ==========================================
Denominator for basic earnings per share--weighted average shares           42,601       42,082            42,155
Effect of dilutive securities--employee stock options
  and unvested restricted shares                                               265        1,088               531
                                                                       ------------------------------------------
Denominator for diluted earning per share--weighted average
  shares adjusted for dilutive securities                                   42,866       43,170            42,686
                                                                       ==========================================
Earnings per common share before cumulative effect of
  change in accounting principle                                       $       .29  $       .31       $       .81
Cumulative effect of change in accounting principle                             --        (2.72)               --
                                                                       ------------------------------------------
Earnings (loss) per common share                                       $       .29  $     (2.41)      $       .81
                                                                       ==========================================
Earnings per common share--assuming dilution before cumulative
  effect of change in accounting principle                             $       .29  $       .30       $       .80
Cumulative effect of change in accounting principle                             --        (2.65)               --
                                                                       ------------------------------------------
Earnings (loss) per common share--assuming dilution                    $       .29  $     (2.35)      $       .80
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

NOTE 22--CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES (RESTATED)

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

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               As of July 31, 2003

                                                           Guarantor    Non-Guarantor      Other and     Consolidated
                                             Parent       Subsidiaries   Subsidiaries     Eliminations      Total
---------------------------------------------------------------------------------------------------------------------
ASSETS
Accounts receivable--net                   $ 142,552       $  40,059       $  74,977       $     (69)      $257,519
Finance receivables--net                       5,992          24,956          (1,596)          4,972         34,324
Pledged finance receivables--net                  --         160,411              (4)             --        160,407
Inventories                                   52,091          31,326          39,651            (393)       122,675
Property, plant and equipment--net            24,749          42,234          13,152            (436)        79,699
Equipment held for rental--net                   919          16,130           2,602              --         19,651
Investment in subsidiaries                   244,788              --           4,977        (249,765)            --
Other assets                                 197,275          30,357          34,234              61        261,927
                                           --------------------------------------------------------------------------
                                           $ 668,366       $ 345,473       $ 167,993       $(245,630)      $936,202
                                           ==========================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses      $ 118,539       $  24,497       $  50,580       $ (19,151)      $174,465
Long-term debt, less current portion         294,158              --              --              --        294,158
Limited recourse debt from finance
  receivables monetizations, less
  current portion                                 --         119,661              --              --        119,661
Other liabilities                           (250,124)        232,883          95,583          21,862        100,204
                                           --------------------------------------------------------------------------
  Total liabilities                          162,573         377,041         146,163           2,711        688,488
                                           --------------------------------------------------------------------------
Shareholders' equity                         505,793         (31,568)         21,830        (248,341)       247,714
                                           --------------------------------------------------------------------------
                                           $ 668,366       $ 345,473       $ 167,993       $(245,630)      $936,202
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
                                           =======================================================================

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        For the Year Ended July 31, 2003

                                               Guarantor      Non-Guarantor      Other and       Consolidated
                                 Parent      Subsidiaries      Subsidiaries     Eliminations         Total
-------------------------------------------------------------------------------------------------------------
Revenues                       $492,328        $ 150,843         $ 114,180         $(6,223)        $751,128
Gross profit (loss)             128,642          (11,018)           13,416           3,402          134,442
Other expenses (income)          83,959           22,548            14,883             660          122,050
Net income (loss)              $ 44,683        $ (33,566)        $  (1,467)        $ 2,742         $ 12,392

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

NOTE 23--UNAUDITED QUARTERLY FINANCIAL INFORMATION (RESTATED)

      Our unaudited financial information was as follows for the fiscal quarters within the years ended July 31:

                                                                                                   Earnings Per
                                                                         Earnings Per              Common Share--
                                                Income Before            Common Share            Assuming Dilution
                                              Cumulative Effect        Before Cumulative         Before Cumulative
                                   Gross        of Change in          Effect of Change in       Effect of Change in
                  Revenues         Profit    Accounting Principle     Accounting Principle      Accounting Principle
--------------------------------------------------------------------------------------------------------------------
2003
  October 31      $160,487        $ 29,116        $    329                 $    .01                  $    .01
  January 31       151,313          26,098           4,226                      .10                       .10
  April 30         205,770          34,645           2,165                      .05                       .05
  July 31          233,558          44,583           5,672                      .13                       .13
                  --------------------------------------------------------------------------------------------------
                  $751,128        $134,442        $ 12,392                 $    .29                  $    .29
                  ==================================================================================================
2002
  October 31      $156,162        $ 30,060        $  2,366                 $    .06                  $    .06
  January 31       156,352          24,530           1,334                      .03                       .03
  April 30         208,732          34,267             836                      .02                       .02
  July 31          248,824          43,230           8,342                      .20                       .19
                  --------------------------------------------------------------------------------------------------
                  $770,070        $132,087        $ 12,878                 $    .31                  $    .30
                  ==================================================================================================

      Results for the second, third and fourth quarters of 2003 included restructuring charges of $1.2 million ($1.0 million net of tax), $1.4 million ($1.2 million net of tax) and $0.1 million ($0.1 net of tax), respectively. Results for the third quarter of 2002 included a restructuring charge of $6.1 million ($4.1 million net of tax). In addition, refer to Note 9 of the Notes to Consolidated Financial Statements for information related to changes in accounting estimates.

NOTE 24-RESTATEMENT

      In March 2004, we restated our audited financial statements for the fiscal year ended July 31, 2003. We determined that one transaction with $8.7 million in revenues, $1.8 million in net profit and $.04 per diluted share for the fiscal year and fourth quarter ended July 31, 2003 was recognized prematurely. The restatement results in a reduction of revenue and profit in the fourth quarter of fiscal 2003 and will result in a greater increase in revenue and profit recognized over the first three quarters of fiscal 2004. In addition, professional services expenses associated with the financial restatement and related activity incurred in the third quarter of fiscal 2004 will offset the incremental profit that we will be recognizing during the first three quarters of fiscal 2004.

      The transaction, with a single customer, was originally recorded in July 2003. We re-examined the transaction terms and subsequent history and concluded that the transaction was incorrectly reported as a sale, rather than a consignment sale, which under generally accepted accounting principles, allows recognition of the revenues only upon final sale of the equipment by the consignee. The results of this restatement are reflected in the consolidated financial statements, notes to consolidated financial statements and management's discussion and analysis for fiscal 2003 included in this report. The following tables detail the effects of the restatement:

                                                                               For The Year Ended July 31, 2003
                                                                               --------------------------------
                                                                                As Previously
                                                                                   Reported        As Restated
---------------------------------------------------------------------------    ---------------    -------------
Statement of Income Data:
Net sales .................................................................        $ 733,480         $ 724,819
Revenues ..................................................................          759,789           751,128
Costs of sales ............................................................          622,475           616,686
Gross profit ..............................................................          137,314           134,442
Income from operations ....................................................           39,193            36,321
Income before taxes and cumulative effect of change in accounting principle           17,899            15,027
Income tax provision ......................................................            3,724             2,635
Income before cumulative effect of change in accounting principle .........           14,175            12,392
Net income ................................................................           14,175            12,392
Earnings per common share .................................................              .33               .29
Earnings per common share-assuming dilution ...............................              .33               .29

Statement of Cash Flows Data:
Net income ................................................................        $  14,175         $  12,392
Non-cash charges and credits-Deferred income taxes ........................           (5,247)           (6,336)
Accounts receivable .......................................................          (43,985)          (35,324)
Inventories ...............................................................           48,926            43,137


                                                                                       At July 31, 2003
                                                                               --------------------------------
                                                                               As Previously
                                                                                  Reported         As Restated
---------------------------------------------------------------------------    ---------------    -------------
Balance Sheet Data:
Accounts receivable, less allowance for doubtful accounts of $7,363 .......        $ 266,180        $ 257,519
Inventories ...............................................................          116,886          122,675
Other current assets (a) ..................................................           45,385           46,474
Total current assets ......................................................          605,762          603,979
Total assets ..............................................................          937,985          936,202
Retained earnings .........................................................          230,273          228,490
Total shareholders' equity ................................................          249,497          247,714
Total liabilities and shareholders' equity ................................          937,985          936,202
 (a) Deferred tax assets


                                                                              For The Quarter Ended July 31, 2003
                                                                              -----------------------------------
                                                                                As Previously
                                                                                  Reported          As Restated
---------------------------------------------------------------------------   ----------------    ---------------
Quarterly Financial Data:
Revenues ..................................................................        $ 242,219        $ 233,558
Gross profit ..............................................................           47,455           44,583
Income before cumulative effect of change in accounting principle .........            7,455            5,672
Earnings per common share before cumulative effect of change in accounting
     principle ............................................................              .17              .13
Earnings per common share-assuming dilution before cumulative effect of
     change in accounting principle .......................................              .17              .13

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

      As discussed in Note 24 of the Notes to Consolidated Financial Statements, the Company has restated previously issued 2003 consolidated financial statements.

      As discussed in Note 6 of the Notes to Consolidated Financial Statements, the Company adopted Statement No. 142, "Goodwill and Other Intangible Assets," as of August 1, 2001.


                                                          /s/ Ernst & Young LLP

Baltimore, Maryland
September 12, 2003, except for Note 2 as to which the date is September 23, 2003 and Note 24 as to which the date is March 11, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

            In connection with restating our financial statements as provided in this report, our Chief Executive Officer and Chief Financial Officer, with the participation of other management, re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 (c)) as of the end of the period covered by this report and as of the date of this report. Prior to such evaluation, Ernst & Young LLP advised management and the Audit Committee that our improper accounting of a consignment sale transaction that led to our financial restatement reflects a material weakness in internal controls. Based on the re-evaluation by our Chief Executive Officer and Chief Financial Officer, they concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, but are effective as of the date of this report, to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 were recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

            Specifically, our disclosure controls and procedures were found to be ineffective in identifying an accounting error related to the timing of the recording of revenue in conformity with generally accepted accounting principles. We have conducted an internal review of our revenue recognition practices for all periods for which financial statements are included in this report. In addition, Ernst & Young has performed agreed-upon procedures with respect to such financial statements for the same periods. As a result of our internal review and the procedures performed by Ernst & Young, we have not identified any other transactions or circumstances that would require us to alter the scope of the restatement beyond what we disclosed in our Current Report on Form 8-K dated February 18, 2004.

            In response to the matter identified, we have taken significant steps to strengthen control processes and procedures in order to identify and rectify the accounting error and prevent the recurrence of the circumstances that resulted in the need to restate prior period financial statements. In March 2004, we corrected the identified weaknesses in our disclosure controls and procedures that led to the above error by taking the following steps, among others:

      o Strengthening our documentation and formal process to review and approve proposed revenue transactions prior to their occurrence.

      o Supplementing our revenue recognition policy to include a clearly understandable summary of key elements of the policy to better ensure broader understanding of the policy among our personnel.

      o Conducting training sessions for affected employees on applicable policies and procedures.

      o Implementing additional detection controls to identify and correct accounting errors on a timely basis before such errors reach our financial statements.

            While we believe that our system of internal controls and our disclosure controls and procedures are now adequate to provide reasonable assurance that the objectives of these control systems have been and will be met, we intend during the current quarter to further improve these controls principally through additional modifications to our information systems to automate and provide redundancies for some of these processes. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

10.3 JLG Industries, Inc. Directors' Deferred Compensation Plan amended and restated as of August 1, 1997 which appears as Exhibit 10.2 to the Company's Form 10-K (File No. 1-12123 --filed October 6, 1997), is hereby incorporated by reference.

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

10.17 Revolving Credit Agreement dated September 23, 2003 between JLG Industries, Inc., the several banks and other financial institutions and lenders from time to time party hereto, the Lenders, SunTrust Bank, as Administrative Agent, Manufacturers and Traders Trust Company, as Syndication Agent, and Standard Federal Bank N.A., as Documentation Agent, which appears as Exhibit 10.17 to the Company's Form 10-K (File No. 1-12123--filed October 6, 2003), is hereby incorporated by reference.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2004.

                                JLG INDUSTRIES, INC.
                                (Registrant)


                                /s/ William M. Lasky
                                ----------------------------------------------
                                William M. Lasky, Chairman of the Board,
                                President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2004.


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