Form 10-Q/A
period 2003-10-31
JLG INDUSTRIES INC
filed 2004-03-16
CIK 216275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003

                                       or

| | Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________

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

Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |X| No | |

The number of shares of capital stock outstanding as of November 21, 2003 was 43,415,731.

                                Explanatory Note

We have restated our financial statements for the fiscal quarter ended October 31, 2003 and related disclosures in this report to correct our premature recognition of revenues from one transaction with a single customer that we originally recorded in July 2003. We have also restated our financial statements for the fiscal year ended July 31, 2003 and related disclosures in our annual report on Form 10-K. Upon re-examination of the transaction terms and subsequent history we concluded that the transaction was incorrectly reported as a sale, rather than a consignment sale, which under generally accepted accounting principles, allows recognition of the revenues only upon final sale of the equipment by the consignee. We notified both the Audit Committee of the Board of Directors and Ernst & Young LLP, the Company's independent auditors regarding this matter and have conducted an internal review of our revenue recognition practices for all periods for which financial statements are included in this report. In addition, Ernst & Young has performed agreed-upon procedures with respect to such financial statements for the same periods. As a result of our internal review and the procedures performed by Ernst & Young we have not identified any other transactions or circumstances that would require us to alter the scope of the restatement beyond what we disclosed in our current report on Form 8-K dated February 18, 2004. The restatement of our fiscal 2003 financial statements resulted in an $8.7 million reduction of revenue and $1.8 million reduction in net income in the fourth quarter of fiscal 2003. Prior to the date of this amended report, all of the equipment had been sold by the consignee. Accordingly, the reclassification of this transaction will result in an increase in revenue and profit recognized over the first three quarters of fiscal 2004, with an increase of $1.4 million in revenue and $300,000 in net income for the first quarter ended October 31, 2003 covered by this report.

Generally, no attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 26, 2003. The following items have been amended as a result of the restatement:

      -     Item 1, Financial Information;

      - Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations;

      -     Item 4, Controls and Procedures; and

      -     Item 6, Exhibits and Reports on Form 8-K.

Our Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes Oxley Act.

                                TABLE OF CONTENTS

                                     PART 1

Item 1.   Financial Information..........................................      1

           Condensed Consolidated Balance Sheets.........................      1

           Condensed Consolidated Statements of Income...................      2

           Condensed Consolidated Statements of Cash
           Flows.........................................................      3

           Notes to Condensed Consolidated Financial
           Statements....................................................      4

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................     18

Item 3.   Quantitative and Qualitative Disclosures about
              Market Risk................................................     26

Item 4.   Controls and Procedures........................................     26

Independent Accountants' Review Report...................................     28

                                     PART II

Item 4.   Submission of Matters to a Vote of Security Holders............     29

Item 6.   Exhibits and Reports on Form 8-K...............................     29

Signatures ..............................................................     31

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)                                  October 31,        July 31,
                                                                      2003 Restated    2003 Restated
                                                                      -------------    -------------
                                                                       (Unaudited)
ASSETS
------
Current assets
  Cash and cash equivalents                                           $      11,288    $     132,809
  Accounts receivable - net                                                 289,729          257,519
  Finance receivables - net                                                   2,573            3,168
  Pledged finance receivables - net                                          39,380           41,334
  Inventories                                                               153,200          122,675
  Other current assets                                                       54,252           46,474
                                                                      -------------    -------------
    Total current assets                                                    550,422          603,979
Property, plant and equipment - net                                          92,525           79,699
Equipment held for rental - net                                              18,236           19,651
Finance receivables, less current portion                                    30,484           31,156
Pledged finance receivables, less current portion                           114,382          119,073
Goodwill - net                                                               66,450           29,509
Intangible assets - net                                                      34,448               --
Other assets                                                                 66,002           53,135
                                                                      -------------    -------------
                                                                      $     972,949    $     936,202
                                                                      =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
  Short-term debt and current portion of long-term debt               $       2,278    $       1,472
  Current portion of limited recourse debt from finance receivables
   monetizations                                                             40,153           45,279
  Accounts payable                                                           68,197           83,408
  Accrued expenses                                                          117,844           91,057
                                                                      -------------    -------------
    Total current liabilities                                               228,472          221,216
Long-term debt, less current portion                                        311,603          294,158
Limited recourse debt from finance receivables monetizations,
  less current portion                                                      113,388          119,661
Accrued post-retirement benefits                                             27,199           26,179
Other long-term liabilities                                                  29,790           15,160
Provisions for contingencies                                                 13,586           12,114
Shareholders' equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Issued and outstanding shares: 43,416; fiscal 2003 - 43,367               8,683            8,673
  Additional paid-in capital                                                 23,789           23,597
  Retained earnings                                                         228,806          228,490
  Unearned compensation                                                      (5,145)          (5,428)
  Accumulated other comprehensive loss                                       (7,222)          (7,618)
                                                                      -------------    -------------
    Total shareholders' equity                                              248,911          247,714
                                                                      -------------    -------------
                                                                      $     972,949    $     936,202
                                                                      =============    =============

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

(Unaudited)                                                     Three Months Ended
                                                                    October 31,
                                                          2003 Restated         2002
                                                          -------------    -------------
Revenues
  Net sales                                               $     208,392    $     154,388
  Financial products                                              3,676            4,390
  Rentals                                                         1,517            1,709
                                                          -------------    -------------
                                                                213,585          160,487
Cost of sales                                                   175,319          131,371
                                                          -------------    -------------
Gross profit                                                     38,266           29,116

Selling and administrative expenses                              23,716           17,485
Product development expenses                                      4,773            3,901
Restructuring charges                                                11               --
                                                          -------------    -------------
Income from operations                                            9,766            7,730

Interest expense                                                 (9,876)          (5,504)
Miscellaneous, net                                                  940           (1,742)
                                                          -------------    -------------
Income before taxes                                                 830              484

Income tax provision                                                297              155
                                                          -------------    -------------
Net income                                                $         533    $         329
                                                          =============    =============

Earnings per common share                                 $         .01    $         .01
                                                          =============    =============

Earnings per common share - assuming dilution             $         .01    $         .01
                                                          =============    =============

Cash dividends per share                                  $        .005    $        .005
                                                          =============    =============

Weighted average shares outstanding                              42,656           42,541
                                                          =============    =============

Weighted average shares outstanding - assuming dilution          43,575           42,853
                                                          =============    =============

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)                                                      Three Months Ended
                                                                     October 31,
                                                                  2003
                                                                Restated        2002
                                                                --------     ---------
OPERATIONS
  Net income                                                    $     533    $     329
  Adjustments to reconcile net income to cash flow from
    operating activities:
    Loss on sale of property, plant and equipment                     293            3
    Loss (gain) on sale of equipment held for rental                1,320         (697)
    Non-cash charges and credits:
      Depreciation and amortization                                 6,486        5,268
      Other                                                         3,319        2,599
    Changes in selected working capital items:
      Accounts receivable                                           1,020       27,274
      Inventories                                                   6,885      (12,266)
      Accounts payable                                            (34,954)     (33,010)
      Other operating assets and liabilities                           44       (9,692)
    Changes in finance receivables                                  1,055      (27,352)
    Changes in pledged finance receivables                        (15,452)      (2,395)
    Changes in other assets and liabilities                        (3,899)      (3,592)
                                                                ---------    ---------
    Cash flow from operating activities                           (33,350)     (53,531)

INVESTMENTS
  Purchases of property, plant and equipment                       (3,811)      (1,650)
  Proceeds from the sale of property, plant and equipment              89            3
  Purchases of equipment held for rental                           (2,209)      (3,624)
  Proceeds from the sale of equipment held for rental               1,141        2,505
  Cash portion of OmniQuip acquisition                            (95,371)          --
  Other                                                               (46)         (57)
                                                                ---------    ---------
    Cash flow from investing activities                          (100,207)      (2,823)

FINANCING
  Net increase in short-term debt                                     594       11,024
  Issuance of long-term debt                                       22,000       93,000
  Repayment of long-term debt                                     (22,086)     (43,202)
  Issuance of limited recourse debt                                10,871           --
  Repayment of limited recourse debt                                 (253)          --
  Payment of dividends                                               (216)        (214)
  Exercise of stock options and issuance of restricted awards         485          275
                                                                ---------    ---------
    Cash flow from financing activities                            11,395       60,883

CURRENCY ADJUSTMENTS
  Effect of exchange rate changes on cash                             641         (553)

CASH
  Net change in cash and cash equivalents                        (121,521)       3,976
  Beginning balance                                               132,809        6,205
                                                                ---------    ---------
  Ending balance                                                $  11,288    $  10,181
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

Interim results for the three-month period ended October 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K/A for the fiscal year ended July 31, 2003.

Where appropriate, we have reclassified certain amounts in fiscal 2003 to conform to the fiscal 2004 presentation.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - ACQUISITION

On August 1, 2003, we acquired the OmniQuip business unit ("OmniQuip") of Textron Inc., which includes all operations relating to the Sky Trak(R) and Lull(R) brand commercial telehandler products and the All-Terrain Lifter, Army System and the Millennia Military Vehicle military telehandler products, for $105.4 million, which included transaction expenses of $5.4 million, with $90 million paid in cash at closing and $10 million paid in the form of an unsecured subordinated promissory note due on the second anniversary of the closing date. In addition, we will incur estimated expenditures totaling $37.9 million over a four-year period related to our integration plan. The integration plan expenditures are associated with personnel reductions, facility closings, plant start-up costs and facility operating expenses. We funded the cash portion of the purchase price and the transaction expenses with the remaining unallocated proceeds from the sale of our $125 million senior notes due 2008 and anticipate funding integration expenses with cash generated from operations and borrowings under our credit facilities.

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

The following table summarizes our estimated fair values of the OmniQuip assets acquired and liabilities assumed on August 1, 2003:

Accounts receivable                                         $  33,940
Inventory                                                      37,438
Property, plant and equipment                                  13,929
Goodwill                                                       36,941
Other intangible assets, primarily trademarks and patents      34,210
Accounts payable                                              (19,565)
Other assets and liabilities, net                             (27,892)
Assumed debt                                                   (3,630)
                                                            ---------
Net cash consideration                                      $ 105,371
                                                            =========

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

                                                           JLG      OmniQuip      Total
                                                         --------   --------    --------
Revenues                                                 $160,487   $ 60,061    $220,548
Net income (loss)                                             329    (14,849)    (14,520)
Net income (loss) per common share                            .01       (.35)       (.34)
Net income (loss) per common share - assuming dilution        .01       (.35)       (.34)

In connection with our acquisitions, we assess and formulate plans related to their future integration. This process begins during the due diligence process and is concluded within twelve months of the acquisition. We accrue estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred.

Accrued liabilities associated with these integration activities include the following (in thousands, except headcount):

Planned Headcount Reduction:
Number of employees related to OmniQuip acquisition        350
Reductions                                                 (91)
                                                      --------
Balance at October 31, 2003                                259
                                                      ========

Involuntary Employee Termination Benefits:
Accrual related to OmniQuip acquisition               $ 10,030
Costs incurred                                            (279)
                                                      --------
Balance at October 31, 2003                           $  9,751
                                                      ========

Facility Closure and Restructuring Costs:
Accrual related to OmniQuip acquisition               $ 13,601
Costs incurred                                             (84)
                                                      --------
Balance at October 31, 2003                           $ 13,517
                                                      ========

NOTE 4 - GOODWILL

The following table presents the rollforward of goodwill for the period from July 31, 2003 to October 31, 2003:

Balance as of August 1, 2003                          $ 29,509
Acquisition                                             36,941
                                                      --------
Balance as of October 31, 2003                        $ 66,450
                                                      ========

There were no dispositions of businesses with related goodwill during the three months ended October 31, 2003. On August 1, 2003, we acquired OmniQuip for $105.4 million which caused the increase in the recorded goodwill. The acquired goodwill change in the period related to our Machinery segment.

We assess goodwill for impairment at least annually at the beginning of the fourth quarter of each fiscal year or as "triggering" events occur. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment which may affect the carrying value of goodwill.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following at October 31, 2003:

                            Gross                      Net
                          Carrying   Accumulated    Carrying
                            Value    Amortization     Value
                          --------   ------------   --------
Finite Lived
  Patents                 $  5,810   $        171   $  5,639
  Contracts                  3,800            475      3,325
  Other                      2,114            230      1,884
                          --------   ------------   --------
                            11,724            876     10,848
Indefinite Lived
  Trademarks                23,600             --     23,600
                          --------   ------------   --------
Total Intangible Assets   $ 35,324   $        876   $ 34,448
                          ========   ============   ========

NOTE 6 - INVENTORIES AND COST OF SALES (RESTATED)

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

Inventories consist of the following:

                                    October 31,   July 31,
                                       2003         2003
                                    -----------   --------
Finished goods                      $    86,436   $ 77,852
Raw materials and work in process        73,432     51,267
                                    -----------   --------
                                        159,868    129,119
Less LIFO provision                       6,668      6,444
                                    -----------   --------
                                    $   153,200   $122,675
                                    ===========   ========

The cost of United States inventories stated under the LIFO method was 44% and 51% at October 31, 2003 and July 31, 2003, respectively, of our total inventory.

NOTE 7 - FINANCE AND PLEDGED FINANCE RECEIVABLES

Finance receivables represent sales-type leases resulting from the sale of our products. Our net investment in finance and pledged finance receivables was as follows at:

                                                October 31,     July 31,
                                                   2003           2003
                                                -----------    ---------
Gross finance and pledged finance receivables   $   207,383    $ 205,390
Estimated residual value                             22,514       35,337
                                                -----------    ---------
                                                    229,897      240,727
Unearned income                                     (39,924)     (42,811)
                                                -----------    ---------
Net finance and pledged finance receivables         189,973      197,916
Provision for losses                                 (3,154)      (3,185)
                                                -----------    ---------
                                                $   186,819    $ 194,731
                                                ===========    =========

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

For the twelve-month periods ended October 31:

2004                                        $ 56,486
2005                                          47,921
2006                                          44,340
2007                                          32,032
2008                                          14,463
Thereafter                                    12,141
Residual value in equipment at lease end      22,514
Less: unearned finance income                (39,924)
                                            --------
Net investment in leases                    $189,973
                                            ========

Provisions for losses on finance and pledged finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover potential losses in the existing receivable portfolio.

NOTE 8 - STOCK BASED INCENTIVE PLANS (RESTATED)

At October 31, 2003, we have two stock-based compensation plans covering employees and directors. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under this opinion, we do not recognize compensation expense arising from the grant of stock options because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for the three months ended October 31:

                                                                           2003       2002
                                                                         --------   --------
Net income, as reported                                                  $    533   $    329
Less: Total stock-based employee compensation expense determined under
  fair value based method for all awards, net of related tax effects          741        852
                                                                         --------   --------
Pro forma net income (loss)                                              $   (208)  $   (523)
                                                                         ========   ========
Earnings per share:
Earnings per common share - as reported                                  $    .01   $    .01
                                                                         ========   ========
Earnings (loss) per common share - pro forma                             $     --   ($   .01)
                                                                         ========   ========
Earnings per common share - assuming dilution - as reported              $    .01   $    .01
                                                                         ========   ========
Earnings (loss) per common share - assuming dilution - pro forma         $     --   ($   .01)
                                                                         ========   ========

NOTE 9 - BASIC AND DILUTED EARNINGS PER SHARE (RESTATED)

This table presents our computation of basic and diluted earnings per share for the three months ended October 31:

                                                                       2003       2002
                                                                     --------   --------
Net income                                                           $    533   $    329
                                                                     ========   ========
Denominator for basic earnings per share - weighted average shares     42,656     42,541
Effect of dilutive securities - employee stock options and
   unvested restricted shares                                             919        312
                                                                     --------   --------
Denominator for diluted earnings per share - weighted average
   Shares adjusted for dilutive securities                             43,575     42,853
                                                                     ========   ========
Earnings per common share                                            $    .01   $    .01
                                                                     ========   ========
Earnings per common share - assuming dilution                        $    .01   $    .01
                                                                     ========   ========

During the quarter ended October 31, 2003, options to purchase 2.2 million shares of capital stock at a range of $10.91 to $21.94 per share were not included in the computation of diluted earnings per share because exercise prices for the options were more than the average market price of the capital stock.

NOTE 10 - SEGMENT INFORMATION (RESTATED)

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

Our business segment information consisted of the following for the three months ended October 31:

                                                        2003          2002
                                                     ----------    ----------
Revenues:
  Machinery                                          $  168,958    $  124,546
  Equipment Services                                     40,815        31,371
  Access Financial Solutions                              3,812         4,570
                                                     ----------    ----------
                                                     $  213,585    $  160,487
                                                     ==========    ==========
Segment profit (loss):
  Machinery                                          $    6,593    $    4,979
  Equipment Services                                     11,068         5,254
  Access Financial Solutions                                284         1,098
  General corporate                                     (11,093)       (5,736)
                                                     ----------    ----------
Segment profit                                            6,852         5,595
  Add Access Financial Solutions' interest expense        2,914         2,135
                                                     ----------    ----------
Operating income                                     $    9,766    $    7,730
                                                     ==========    ==========

This table presents our business segment assets at:

                             October 31,   July 31,
                                 2003        2003
                             -----------   --------
Machinery                    $   647,439   $563,929
Equipment Services                40,164     36,574
Access Financial Solutions       208,061    237,632
General corporate                 77,285     98,067
                             -----------   --------
                             $   972,949   $936,202
                             ===========   ========

We manufacture our products in the United States and Belgium and sell these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations. Our revenues by geographic area consisted of the following for the three months ended October 31:

                  2003       2002
                --------   --------
United States   $171,671   $117,350
Europe            23,951     31,248
Other             17,963     11,889
                --------   --------
                $213,585   $160,487
                ========   ========

NOTE 11 - COMPREHENSIVE INCOME (RESTATED)

On an annual basis, comprehensive income is disclosed in the Statement of Shareholders' Equity. This statement is not presented on a quarterly basis. The following table presents the components of comprehensive income for the three months ended October 31:

                                    2003      2002
                                   ------    ------
Net income                         $  533    $  329
Aggregate translation adjustment      396      (548)
                                   ------    ------
                                   $  929    $ (219)
                                   ======    ======

NOTE 12 - PRODUCT WARRANTY

This table presents our reconciliation of accrued product warranty during the period from July 31, 2003 to October 31, 2003:

Balance as of August 1, 2003               $  8,585
Additions due to acquisition of OmniQuip      5,683
Payments                                     (1,702)
Accruals                                      1,540
Changes in the liability for accruals          (531)
                                           --------
Balance as of October 31, 2003             $ 13,575
                                           ========

NOTE 13 - RESTRUCTURING COSTS

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

The following table presents a rollforward of our activity in the restructuring accrual and our charges related to relocating certain plant assets and start-up costs associated with the move of the Bedford operations to the Shippensburg facility and costs related to our process consolidations:

                                                                 Other                   Restructuring
                                              Termination    Restructuring                  Related
                                                Benefits         Costs         Total        Charges
                                              -----------    -------------    -------    -------------
Restructuring charge recorded during second
   quarter of fiscal 2003                     $     1,183    $          --    $ 1,183    $       2,402
Utilization of reserves during the
   second quarter of fiscal 2003 - cash              (114)              --       (114)             (19)
                                              -----------    -------------    -------    -------------
Balance at January 31, 2003                         1,069               --      1,069            2,383
Restructuring charge recorded during the
   third quarter of fiscal 2003                     1,175              258      1,433               --
Utilization of reserves during the third
   quarter of fiscal 2003 - cash                     (626)             (38)      (664)            (318)
                                              -----------    -------------    -------    -------------
Balance at April 30, 2003                           1,618              220      1,838            2,065
Restructuring charge recorded during the
   fourth quarter of fiscal 2003                       45               93        138               --
Utilization of reserves during the fourth
   quarter of fiscal 2003 - cash                   (1,316)             (89)    (1,405)            (721)
                                              -----------    -------------    -------    -------------
Balance at July 31, 2003                              347              224        571            1,344
Restructuring charge recorded during the
   first quarter of fiscal 2004                         3                8         11               --
Utilization of reserves during the first
   quarter of fiscal 2004 - cash                     (127)              --       (127)             (52)
                                              -----------    -------------    -------    -------------
Balance at October 31, 2003                   $       223    $         232    $   455    $       1,292
                                              ===========    =============    =======    =============

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

The following table presents a rollforward of our activity in the restructuring accrual and our charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to McConnellsburg:

                                                               Other
                              Termination    Impairment    Restructuring                Restructuring
                                Benefits      of Assets        Costs         Total     Related Charges
                              -----------    ----------    -------------    -------    ---------------
Total restructuring charge    $     1,120    $    4,613    $         358    $ 6,091    $         1,658
Fiscal 2002 utilization of
   reserves - cash                   (135)           --              (86)      (221)              (399)
Fiscal 2002 utilization of
   reserves - non-cash                 --        (4,613)              --     (4,613)              (225)
                              -----------    ----------    -------------    -------    ---------------
Balance at July 31, 2002              985            --              272      1,257              1,034
Fiscal 2003 utilization of
   reserves - cash                   (985)           --              (88)    (1,073)              (228)
                              -----------    ----------    -------------    -------    ---------------
Balance at July 31, 2003               --            --              184        184                806
Fiscal 2004 utilization of
reserves - cash                        --            --              (56)       (56)                --
                              -----------    ----------    -------------    -------    ---------------
Balance at October 31, 2003   $        --    $       --    $         128    $   128    $           806
                              ===========    ==========    =============    =======    ===============

At October 31, 2003, we included $6.3 million of assets held for sale on the Condensed Consolidated Balance Sheets in other current assets and ceased depreciating these assets during the third quarter of fiscal 2002 and the fourth quarter of fiscal 2001.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

At October 31, 2003, we are a party to multiple agreements whereby we guarantee $111.6 million in indebtedness of others, including the $23.4 million maximum loss exposure associated with our limited recourse agreements. As of October 31, 2003, four customers owed approximately 47% of the guaranteed indebtedness. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying collateral and/or make demand for reimbursement from other parties for any payments made by us under these agreements. At October 31, 2003, we had $7.3 million reserved related to these agreements, including a provision for losses of $2.7 million related to our limited recourse agreements. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. While we believe it is unlikely that we would experience losses under these agreements that are materially in excess of the amounts reserved, we can provide no assurance that the financial condition of the third parties will not deteriorate resulting in the customers' inability to meet its obligation and, in the event that occurs, we can not guarantee that the collateral underlying the agreement will not result in losses materially in excess of those reserved.

We have received notices of proposed adjustments from the Pennsylvania Department of Revenue ("PA") in connection with settlements and audits of the tax years 1998 through 2001. The principal adjustments proposed by PA consist of the disallowance of a royalty deduction taken in our income tax returns and the denial of the manufacturing exemption taken in our capital stock tax returns. We believe that the state has acted contrary to applicable law and we are vigorously disputing their position. Should PA prevail in its disallowance of the royalty deduction and denial of the manufacturing exemption, it would result in a cash outflow by us of approximately $7 million. Although unlikely, we believe that any such cash outflow would not occur until some time after 2004.

NOTE 15 - BANK CREDIT LINES AND LONG-TERM DEBT

Our long-term debt was as follows at:

                                            October 31,    July 31,
                                               2003          2003
                                            -----------    ---------
8 3/8% senior subordinated notes due 2012   $   175,000    $ 175,000
8 1/4% senior notes due 2008                    125,000      125,000
Fair value of hedging adjustment                 (2,240)      (6,353)
Other                                            14,878        1,348
                                            -----------    ---------
                                                312,638      294,995
Less current portion                              1,035          837
                                            -----------    ---------
                                            $   311,603    $ 294,158
                                            ===========    =========

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

NOTE 16 - LIMITED RECOURSE DEBT

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

NOTE 17 - PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment consists of the following at:

                                                   October 31,    July 31,
                                                      2003          2003
                                                   -----------    ---------
Land and improvements                              $     7,167    $   7,119
Buildings and improvements                              56,917       51,420
Machinery and equipment                                128,712      117,564
                                                   -----------    ---------
                                                       192,796      176,103
Less allowance for depreciation and amortization      (100,271)     (96,404)
                                                   -----------    ---------
                                                   $    92,525    $  79,699
                                                   ===========    =========

At October 31, 2003, assets under capital leases totaled approximately $3.9 million. Accumulated amortization of assets held under capital leases totaled approximately $0.1 million at October 31, 2003.

NOTE 18 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES (RESTATED)

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

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             As of October 31, 2003

                                                       Guarantor      Non-Guarantor     Other and      Consolidated
                                           Parent     Subsidiaries     Subsidiaries    Eliminations       Total
                                          ---------   ------------    -------------    ------------    ------------
ASSETS
------
  Accounts receivable - net               $ 163,311   $     52,854    $      76,119    $     (2,555)   $    289,729
  Finance receivables - net                   5,992         24,480           (1,454)          4,039          33,057
  Pledged finance receivables - net              --        153,762               --              --         153,762
  Inventories                                52,781         54,107           45,989             323         153,200
  Property, plant and equipment - net        49,621         28,419           14,969            (484)         92,525
  Equipment held for rental - net               869         14,821            2,546              --          18,236
  Investment in subsidiaries                350,121             --            5,014        (355,135)             --
  Other assets                               85,410        111,679           35,337              14         232,440
                                          ---------   ------------    -------------    ------------    ------------
                                          $ 708,105   $    440,122    $     178,520    $   (353,798)   $    972,949
                                          =========   ============    =============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  Accounts payable and accrued expenses   $ 111,255   $     59,296    $      36,236    $    (20,746)   $    186,041
  Long-term debt, less current portion      298,230         13,373               --              --         311,603
  Limited recourse debt from finance
    receivables monetizations, less
    current portion                              --        113,388               --              --         113,388
  Other liabilities                          24,768        (81,808)         148,748          21,298         113,006
                                          ---------   ------------    -------------    ------------    ------------
    Total liabilities                       434,253        104,249          184,984             552         724,038
                                          ---------   ------------    -------------    ------------    ------------
  Shareholders' equity                      273,852        335,873           (6,464)       (354,350)        248,911
                                          ---------   ------------    -------------    ------------    ------------
                                          $ 708,105   $    440,122    $     178,520    $   (353,798)   $    972,949
                                          =========   ============    =============    ============    ============

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               As of July 31, 2003

                                                        Guarantor      Non-Guarantor      Other and     Consolidated
                                           Parent      Subsidiaries     Subsidiaries    Eliminations       Total
                                          ---------    ------------    -------------    ------------    ------------
ASSETS
------
  Accounts receivable - net               $ 142,552    $     40,059    $      74,977    $        (69)   $    257,519
  Finance receivables - net                   5,992          24,956           (1,596)          4,972          34,324
  Pledged finance receivables - net              --         160,411               (4)             --         160,407
  Inventories                                52,091          31,326           39,651            (393)        122,675
  Property, plant and equipment - net        24,749          42,234           13,152            (436)         79,699
  Equipment held for rental - net               919          16,130            2,602              --          19,651
  Investment in subsidiaries                244,788              --            4,977        (249,765)             --
  Other assets                              197,275          30,357           34,234              61         261,927
                                          ---------    ------------    -------------    ------------    ------------
                                          $ 668,366    $    345,473    $     167,993    $   (245,630)   $    936,202
                                          =========    ============    =============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  Accounts payable and accrued expenses   $ 118,539    $     24,497    $      50,580    $    (19,151)   $    174,465
  Long-term debt, less current portion      294,158              --               --              --         294,158
  Limited recourse debt from finance
    receivables monetizations, less
    current portion                              --         119,661               --              --         119,661
  Other liabilities                        (250,124)        232,883           95,583          21,862         100,204
                                          ---------    ------------    -------------    ------------    ------------
    Total liabilities                       162,573         377,041          146,163           2,711         688,488
                                          ---------    ------------    -------------    ------------    ------------
  Shareholders' equity                      505,793         (31,568)          21,830        (248,341)        247,714
                                          ---------    ------------    -------------    ------------    ------------
                                          $ 668,366    $    345,473    $     167,993    $   (245,630)   $    936,202
                                          =========    ============    =============    ============    ============

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   For the Three Months Ended October 31, 2003

                                        Guarantor      Non-Guarantor     Other and      Consolidated
                            Parent     Subsidiaries     Subsidiaries    Eliminations       Total
                          ---------    ------------    -------------    ------------    ------------
Revenues                  $ 117,189    $     74,582    $      23,145    $     (1,331)   $    213,585
Gross profit (loss)          27,337           8,025            3,837            (933)         38,266
Other expenses (income)      (2,838)          9,669            6,039          24,863          37,733
Net income (loss)         $  30,175    $     (1,644)   $      (2,202)   $    (25,796)   $        533

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   For the Three Months Ended October 31, 2002

                                  Guarantor      Non-Guarantor     Other and      Consolidated
                       Parent    Subsidiaries     Subsidiaries    Eliminations        Total
                      --------   ------------    -------------    ------------    ------------
Revenues              $138,255   $     27,940    $      22,305    $    (28,013)   $    160,487
Gross profit (loss)     38,145         (4,167)            (552)         (4,310)         29,116
Other expenses          21,688          5,020              669           1,410          28,787
Net income (loss)     $ 16,457   $     (9,187)   $      (1,221)   $     (5,720)   $        329

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the Three Months Ended October 31, 2003

                                                        Guarantor      Non-Guarantor     Other and      Consolidated
                                            Parent     Subsidiaries     Subsidiaries    Eliminations        Total
                                          ---------    ------------    -------------    ------------    ------------
Cash flow from operating activities       $ (25,647)   $     (9,527)   $       1,920    $        (96)   $    (33,350)
Cash flow from investing activities         (96,663)         (1,012)          (2,530)             (2)       (100,207)
Cash flow from financing activities             787          10,566               40               2          11,395
Effect of exchange rate changes on cash       1,566              --           (1,017)             92             641
                                          ---------    ------------    -------------    ------------    ------------
Net change in cash and cash equivalents    (119,957)             27           (1,587)             (4)       (121,521)
Beginning balance                           127,197              26            5,570              16         132,809
                                          ---------    ------------    -------------    ------------    ------------
Ending balance                            $   7,240    $         53    $       3,983    $         12    $     11,288
                                          =========    ============    =============    ============    ============

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the Three Months Ended October 31, 2002


                                                       Guarantor      Non-Guarantor     Other and      Consolidated
                                           Parent     Subsidiaries     Subsidiaries    Eliminations        Total
                                          --------    ------------    -------------    ------------    ------------
Cash flow from operating activities       $(75,772)   $     20,685    $         768    $        788    $    (53,531)
Cash flow from investing activities           (986)         (1,052)            (667)           (118)         (2,823)
Cash flow from financing activities         60,936             (53)              15             (15)         60,883
Effect of exchange rate changes on cash       (311)             --             (443)            201            (553)
                                          --------    ------------    -------------    ------------    ------------
Net change in cash and cash equivalents    (16,133)         19,580             (327)            856           3,976
Beginning balance                           22,949         (19,545)           3,093            (292)          6,205
                                          --------    ------------    -------------    ------------    ------------
Ending balance                            $  6,816    $         35    $       2,766    $        564    $     10,181
                                          ========    ============    =============    ============    ============

NOTE 19 - RESTATEMENT

In March 2004, we restated our unaudited financial statements for the first quarter ended October 31, 2003. We determined that one transaction with $8.7 million in revenues, $1.8 million in net profit and $.04 per diluted share for the fiscal year and fourth quarter ended July 31, 2003 was recognized prematurely. The restatement resulted in a reduction of revenue and profit in the fourth quarter of fiscal 2003 and will result in a greater increase in revenue and profit recognized over the first three quarters of fiscal 2004. In addition, professional services expenses associated with the financial restatement and related activity incurred in the third quarter of fiscal 2004 will offset the incremental profit that we will be recognizing during the first three quarters of fiscal 2004.

The transaction, with a single customer, was originally recorded in July 2003. We re-examined the transaction terms and subsequent history and concluded that the transaction was incorrectly reported as a sale, rather than a consignment sale, which under generally accepted accounting principles, allows recognition of the revenues only upon final sale of the equipment by the consignee. The results of this restatement are reflected in the condensed consolidated financial statements, notes to condensed consolidated financial statements and management's discussion and analysis for the first quarter ended October 31, 2003 included in this report. The impact of this restatement on the first quarter ended October 31, 2003 was an increase in revenues of $1.4 million, an increase in gross profit of $0.4 million and an increase in net income of $0.3 million. The following tables detail the effects of the restatement:

                                             FOR THE THREE MONTHS ENDED OCTOBER 31, 2003
                                                 AS PREVIOUSLY REPORTED   AS RESTATED
                                             -------------------------- ----------------
Condensed Statement of Income Data:
Net sales                                                      $207,002      $208,392
Revenues                                                        212,195       213,585
Costs of sales                                                  174,333       175,319
Gross profit                                                     37,862        38,266
Income from operations                                            9,362         9,766
Income before taxes                                                 426           830
Income tax provision                                                149           297
Net income                                                          277           533

Condensed Statement of Cash Flows Data:
Net income                                                         $277          $533
Non-cash charges and credits-Other                                3,171         3,319
Accounts receivable                                               2,409         1,020
Inventories                                                       5,900         6,885

                                                          AT OCTOBER 31, 2003
                                                 AS PREVIOUSLY REPORTED   AS RESTATED
                                                 ----------------------   -----------
Balance Sheet Data:
Accounts receivable - net                                      $297,001      $289,729
Inventories                                                     148,397       153,200
Other current assets(a)                                          53,311        54,252
Total current assets                                            551,950       550,422
Total assets                                                    974,477       972,949
Retained earnings                                               230,334       228,806
Total shareholders' equity                                      250,439       248,911
Total liabilities and shareholders' equity                      974,477       972,949

                                                            AT JULY 31, 2003
                                                 AS PREVIOUSLY REPORTED   AS RESTATED
                                                 ----------------------   -----------
Balance Sheet Data:
Accounts receivable - net                                      $266,180      $257,519
Inventories                                                     116,886       122,675
Other current assets(a)                                          45,385        46,474
Total current assets                                            605,762       603,979
Total assets                                                    937,985       936,202
Retained earnings                                               230,273       228,490
Total shareholders' equity                                      249,497       247,714
Total liabilities and shareholders' equity                      937,985       936,202

(a)   Deferred tax assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We reported net income of $0.5 million, or $.01 per share on a diluted basis, for the first quarter of fiscal 2004, compared to net income of $0.3 million, or $.01 per share on a diluted basis, for the first quarter of fiscal 2003. As discussed below and more fully described in Note 13 of the Notes to Condensed Consolidated Financial Statements, earnings for the first quarter of fiscal 2004 and fiscal 2003 included charges of $0.1 million ($40 thousand net of tax) and $0.2 million ($0.1 million net of tax), respectively, related to repositioning our operations to more appropriately align our costs with our business activity. In addition, earnings for the first quarter of fiscal 2004 included $3.9 million ($2.5 million net of tax) of integration expenses related to our acquisition of the OmniQuip business unit ("OmniQuip") of Textron Inc. Also, earnings for the first quarter of fiscal 2004 included favorable currency adjustments of $0.1 million ($0.1 million net of tax) compared to unfavorable currency adjustments of $2.4 million ($1.7 million net of tax) for the first quarter of fiscal 2003.

In the discussion and analysis of financial condition and results of operations that follows, we attempt to list contributing factors in order of significance to the point being addressed.

RESULTS FOR THE FIRST QUARTERS OF FISCAL 2004 AND 2003

Our revenues for the first quarter of fiscal 2004 were $213.6 million, up 33.1% from the $160.5 million in the comparable year-ago period. Our revenues for the first quarter of fiscal 2004 included OmniQuip revenues of $53.4 million. The following tables outline our revenues by segment, products and geography (in thousands) for the quarter ended:

                                                                             October 31,
                                                                          2003
                                                                        Restated      2002
                                                                        ---------   --------
Segment:
  Machinery                                                              $168,958   $124,546
  Equipment Services                                                       40,815     31,371
  Access Financial Solutions (a)                                            3,812      4,570
                                                                         --------   --------
                                                                         $213,585   $160,487
                                                                         ========   ========

Product:
  Aerial work platforms                                                  $ 89,260   $ 91,313
  Telehandlers                                                             72,008     27,602
  Excavators                                                                7,690      5,631
  After-sales service and support, including parts sales, and used and
   reconditioned equipment sales                                           39,434     29,842
  Financial products (a)                                                    3,676      4,390
  Rentals                                                                   1,517      1,709
                                                                         --------   --------
                                                                         $213,585   $160,487
                                                                         ========   ========

Geographic:
  United States                                                          $171,671   $117,350
  Europe                                                                   23,951     31,248
  Other                                                                    17,963     11,889
                                                                         --------   --------
                                                                         $213,585   $160,487
                                                                         ========   ========

(a) Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The increase in Machinery segment revenues from $124.5 million to $169 million, or 35.7%, was principally attributable to the additional sales from OmniQuip products, higher telehandler sales from new products, principally the new North America all-wheel-steer machines, increased sales of aerial work platforms in Australia and increased sales of our excavator product line. The increase in Machinery segment revenues was partially offset by reduced sales of aerial work platforms in Europe due to economic pressures and tightened credit conditions. The increase in Equipment Services segment revenues from $31.4 million to $40.8 million, or 30.1%, was principally attributable to additional OmniQuip revenues and increased service parts sales partially offset by lower rebuild and rental fleet sales. The decrease in Access Financial Solutions segment revenues from $4.6 million to $3.8 million, or 16.6%, was principally attributable to an early payoff of a financed receivable, partially offset by income received on a larger portfolio of pledged finance receivables from accumulated monetization transactions. While we have increased interest income attributable to our pledged finance receivables, a corresponding increase in our limited recourse debt results in $2.7 million of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, payments to monetization purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.

Our domestic revenues for the first quarter of fiscal 2004 were $171.7 million, up 46.3% from the comparable year-ago period revenues of $117.4 million. The increase in our domestic revenues is primarily attributable to the additional sales from OmniQuip products and increased sales of telehandlers, parts and excavators, partially offset by lower sales of used equipment. Revenues generated from sales outside the United States for the first quarter of fiscal 2004 were $41.9 million, down 2.8% from the comparable year-ago period revenues of $43.1 million. The decrease in our revenues generated from sales outside the United States is primarily attributable to lower aerial work platform sales in Europe due to the economic pressures and customer credit constraints, partially offset by increased sales of aerial work platforms in Australia.

Our gross profit margin was 17.9% for the first quarter of fiscal 2004 compared to the prior year quarter's 18.1%. The decrease was primarily attributable to lower margins in our Machinery and Access Financial Solutions segments, offset in part by higher margins in our Equipment Services segment. The gross profit margin of our Machinery segment was 13.2% for the first quarter of fiscal 2004 compared to 14.9% for the first quarter of fiscal 2003. The decrease is principally due to OmniQuip integration expenses of $2.7 million, partially offset by the weakening of the U.S. dollar against the Euro, British pound and Australian dollar. The gross profit margin of our Equipment Services segment was 30% for the first quarter of fiscal 2004 compared to 19.8% for the corresponding period in the prior year. The increase is primarily attributable to an increase in higher margin service parts sales as a percentage of total segment revenues due primarily to the additional sales from OmniQuip and fewer rebuild and rental fleet sales, which historically have lower margins. The gross profit margin of our Access Financial Solutions segment was 95.9% for the first quarter of fiscal 2004 compared to 96.1% for the corresponding period in the prior year. The decrease is primarily attributable to an early payoff of a financed receivable. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses increased $7.1 million in the first quarter of fiscal 2004 compared to the prior year first quarter and as a percent of revenues were 13.3% for the current year first quarter compared to 13.3% for the prior year first quarter. Of the $7.1 million increase in our selling, administrative and product development expenses, $4.7 million is associated with the addition of OmniQuip and integration expenses. Our Machinery segment's selling, administrative and product development expenses increased $2.2 million due primarily to the addition of OmniQuip, amortization expense associated with the acquired OmniQuip intangible assets and an increase in pension and other postretirement benefits costs, partially offset by a decrease in bad debt provisions for specific reserves related to certain customers. Our Equipment Services segment's selling and administrative expenses increased $0.2 million due primarily to the addition of OmniQuip. Our Access Financial Solutions segment's selling and administrative expenses decreased $0.7 million due primarily to a reduction in bad debt provisions. Our general corporate selling, administrative and product development expenses increased $5.4 million primarily due to an increase in bad debt provisions, OmniQuip integration expenses of $1.2 million, the addition of OmniQuip and higher payroll and related costs.

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

The increase in interest expense of $4.4 million for the first quarter of fiscal 2004 was primarily due to interest associated with our 8 1/4% senior unsecured notes due 2008 that were sold during the fourth quarter of fiscal 2003 and increased interest expense associated with our limited recourse and non-recourse monetizations. Interest expense associated with our limited recourse and non-recourse monetizations was $2.7 million and $1.4 million for the first quarter of fiscal 2004 and 2003, respectively.

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

Our provision for income taxes in the first quarter of fiscal 2004 reflects an estimated annual tax rate of 36% compared to 32% for the first quarter of fiscal 2003. The increase in the rate is primarily due to lower estimated benefits related to export sales and the geographic mix of profits. The income tax provision is based on estimated annual amounts. If these estimates and related assumptions change in the future, we may be required to adjust our effective rate which could change income tax expense.

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

Revenue Recognition: Sales of equipment and service parts are unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are "free-on-board" shipping point (FOB shipping point). However, certain sales may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the units and risks of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order other than customary post-sales support activities. During the first three months of fiscal 2004, approximately 2% of our sales were invoiced and the revenue recognized prior to customers taking physical possession.

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

Additional information regarding our critical accounting policies is in Note 1 of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K/A for the fiscal year ended July 31, 2003.

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

The following table provides a summary of our contractual obligations (in thousands) at October 31, 2003:

                                                            Payments Due by Period
                                                 ---------------------------------------------
                                                 Less than                            After 5
                                       Total       1 Year    1-3 Years   4-5 Years     Years
                                     ---------   ---------   ---------   ---------   ---------
Short and long-term debt (a)         $ 313,881   $   2,278   $  12,176   $ 124,962   $ 174,465
Limited recourse debt                  153,541      40,153      70,218      35,021       8,149
Operating leases (b)                    29,478       7,201      12,190       7,299       2,788
                                     ---------   ---------   ---------   ---------   ---------
     Total contractual obligations   $ 496,900   $  49,632   $  94,584   $ 167,282   $ 185,402
                                     =========   =========   =========   =========   =========

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

The following table provides a summary of our other commercial commitments (in thousands) at October 31, 2003:

                                                 Amount of Commitment Expiration Per Period
                                                ---------------------------------------------
                                      Total
                                     Amounts    Less than                            Over 5
                                    Committed     1 Year    1-3 Years   4-5 Years     Years
                                    ---------   ---------   ---------   ---------   ---------
Standby letters of credit           $  10,210   $  10,210   $      --   $      --   $      --
Guarantees (a)                        111,636       1,687      45,472      47,415      17,062
                                    ---------   ---------   ---------   ---------   ---------
     Total commercial commitments   $ 121,846   $  11,897   $  45,472   $  47,415   $  17,062
                                    =========   =========   =========   =========   =========

(a) We discuss our guarantee agreements in Note 14 of Notes to Condensed Consolidated Financial Statements of this report.

On August 1, 2003, we completed our acquisition of OmniQuip, which includes all operations relating to the Sky Trak and Lull brand telehandler products. See
Note 3 of the Notes to Condensed Consolidated Financial Statements of this report. The purchase price was $100 million, with $90 million paid in cash at closing and $10 million paid in the form of an unsecured subordinated promissory note due on the second anniversary of the closing date. In addition, we incurred $5.4 million in transaction expenses. We funded the cash portion of the purchase price and the transaction expenses with remaining unallocated proceeds from the sale of our $125 million senior notes due 2008 and anticipate funding approximately $37.9 million in integration expenses over a four-year period with cash generated from operations and borrowings under our credit facilities.

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

With the commencement of our Access Financial Solutions segment in fiscal 2002, we initially relied on cash generated from operations and borrowings under our credit facilities to fund our origination of customer finance receivables. Through this approach, we generated a diverse portfolio of financial assets which we seasoned and began to monetize principally through limited recourse syndications. Our ability to continue originations of finance receivables to be held by us as financial assets depends on the availability of monetizations, which, in turn, depends on the credit quality of our customers, the degree of credit enhancement or recourse that we are able to offer, and market demand among third-party financial institutions for our finance receivables. During the first three months of fiscal 2004 and all of fiscal 2003, we monetized $10.4 million and $112.8 million, respectively, in finance receivables through syndications. Although monetizations generate cash, under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," the monetized portion of our finance receivables portfolio remains recorded on our balance sheet as limited recourse debt.

Beginning with fiscal 2004, we expect that our originations and monetizations of finance receivables will continue, but at lower levels than in prior years, and that our limited recourse debt balance will begin to decline. In September 2003 we entered into a program agreement with GE Dealer Finance ("GE"), a division of General Electric Capital Corporation, to provide "private label" financing solutions for our customers. Under this agreement, our customers will continue to have direct interaction with our Access Financial Solutions personnel, but with GE having the right to provide direct funding for transactions that meet agreed credit criteria subject to limited recourse to us. Transactions funded by GE will not be held by us as financial assets, and therefore their subsequent monetization will not be recorded on our balance sheet as limited recourse debt. Transactions not funded by GE may still be funded by us to the extent of our liquidity sources and subsequently monetized or maybe funded directly by other credit providers.

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

We have received notices of proposed adjustments from the Pennsylvania Department of Revenue ("PA") in connection with settlements and audits of the tax years 1998 through 2001. The principal adjustments proposed by PA consist of the disallowance of a royalty deduction taken in our income tax returns and the denial of the manufacturing exemption taken in our capital stock tax returns. We believe that the state has acted contrary to applicable law and we are vigorously disputing their position. Should PA prevail in its disallowance of the royalty deduction and denial of the manufacturing exemption, it would result in a cash outflow by us of approximately $7 million. Although unlikely, we believe that any such cash outflow would not occur until some time after 2004.

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

In addition to realizing the expected synergies of the OmniQuip acquisition, we will continue our drive to improve margins through a continued aggressive approach to cost reductions with focus on efficiency and productivity improvements. In addition, new products will continue to offer features and benefits which end-users desire while standardizing design and streamlining the manufacturing process. Examples include the new innovative Pro-Fit(TM) scissor lift series and the 10,000 and 12,000 pound capacity JLG telehandlers introduced during the quarter.

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

As we have said many times in the past, our customers' willingness and ability to refresh their fleets depend on three factors. The first factor - the economy is looking better but there still is weakness in non-residential construction. The second factor - the used equipment marketplace is starting to see a firming of prices. This becomes very important and necessary for our customers to move their used fleet without incurring losses. But, the third factor - the ability and/or willingness of rental companies to finance significant new equipment purchases is still not fully resolved.

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

We do not have a material exposure to financial risk from using derivative financial instruments to manage our foreign currency exposures. For additional information, we refer you to Item 7 in our annual report on Form 10-K/A for the fiscal year ended July 31, 2003.

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

In response to the matter identified, we have taken significant steps to strengthen control processes and procedures in order to identify and rectify the accounting error and prevent the recurrence of the circumstances that resulted in the need to restate prior period financial statements. In March 2004, we corrected the identified weaknesses in our disclosure controls and procedures that led to the above error by taking the following steps, among others:

      - Strengthening our documentation and formal process to review and approve proposed revenue transactions prior to their occurrence.

      - Supplementing our revenue recognition policy to include a clearly understandable summary of key elements of the policy to better ensure broader understanding of the policy among our personnel.

      - Conducting training sessions for affected employees on applicable policies and procedures.

      - Implementing additional detection controls to identify and correct accounting errors on a timely basis before such errors reach our financial statements.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of JLG Industries, Inc. as of July 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated September 12, 2003, except for Note 2 as to which the date is September 23, 2003 and Note 24 as to which the date is March 11, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 19 of the Notes to Condensed Consolidated Financial Statements, the Company has restated previously issued first quarter ended October 31, 2003 condensed consolidated financial statements.

                                                           /s/ Ernst & Young LLP

Baltimore, Maryland
November 12, 2003, except for Note 19 as to which the date is March 11, 2004.

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

The tabulated results are set forth below:

Election of directors

                                                  For             Against
                                               ----------        ----------
R. V. Armes                                    27,318,319        10,790,684
G. R. Kempton                                  36,542,387         1,566,616
W. M. Lasky                                    37,207,504           901,499
J. A. Mezera                                   36,481,615         1,627,388
S. Rabinowitz                                  36,531,289         1,577,714
R. C. Stark                                    36,542,436         1,566,567
T. C. Wajnert                                  36,583,989         1,525,014
C. O. Wood, III                                36,510,675         1,598,328

Approval of our 2003 Long-Term Incentive Plan.

        For                Against            Abstain        Broker non-votes
     ----------           ---------           -------        ----------------
     23,844,510           4,949,382           963,306           8,351,805

Ratification of the appointment of Ernst & Young LLP as independent auditors for the 2004 fiscal year.

        For                Against            Abstain
     ----------           ---------           ------
     36,032,285           2,019,225           57,493

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

                                        JLG INDUSTRIES, INC.
                                        (Registrant)

Date: March 16, 2004                    /s/ James H. Woodward, Jr.
                                        ----------------------------------------
                                        James H. Woodward, Jr.
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Date: March 16, 2004                    /s/ John W. Cook
                                        ----------------------------------------
                                        John W. Cook
                                        Chief Accounting Officer
                                        (Chief Accounting Officer)