Form 10-Q
period 2004-01-31
JLG INDUSTRIES INC
filed 2004-03-16
CIK 216275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2004

                                       or

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
Yes     X       No
    ----------     --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes     X       No
    ----------     ---------

The number of shares of capital stock outstanding as of March 12, 2004 was 43,529,330.

                                TABLE OF CONTENTS


                                     PART 1
Item 1.  Financial Information..........................................       1

           Condensed Consolidated Balance Sheets........................       1

           Condensed Consolidated Statements of Income..................       2

           Condensed Consolidated Statements of Cash  Flows.............       3

           Notes to Condensed Consolidated Financial Statements.........       4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................      20

Item 3.  Quantitative and Qualitative Disclosures about
          Market Risk...................................................      33

Item 4.  Controls and Procedures........................................      34

Independent Accountants' Review Report..................................      36

                                     PART II

Item 1.  Legal Proceedings..............................................      37

Item 6.  Exhibits and Reports on Form 8-K...............................      37

Signatures..............................................................      39

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)                                              July 31,
                                                                 January 31,         2003
                                                                    2004           Restated
                                                                 ------------    ------------
                                                                 (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                       $  18,125      $ 132,809
  Accounts receivable - net                                         315,304        257,519
  Finance receivables - net                                           8,252          3,168
  Pledged finance receivables - net                                  42,189         41,334
  Inventories                                                       150,074        122,675
  Other current assets                                               27,441         46,474
                                                                  ---------      ---------
    Total current assets                                            561,385        603,979
Property, plant and equipment - net                                  90,862         79,699
Equipment held for rental - net                                      22,903         19,651
Finance receivables, less current portion                            22,882         31,156
Pledged finance receivables, less current portion                   105,915        119,073
Goodwill - net                                                       66,501         29,509
Intangible assets - net                                              33,709             --
Other assets                                                         67,961         53,135
                                                                  ---------      ---------
                                                                  $ 972,118      $ 936,202
                                                                  =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of long-term debt           $   1,758      $   1,472
  Current portion of limited recourse debt from finance
    receivables monetizations                                        40,824         45,279
  Accounts payable                                                   92,762         83,408
  Accrued expenses                                                   89,934         91,057
                                                                  ---------      ---------
    Total current liabilities                                       225,278        221,216
Long-term debt, less current portion                                312,568        294,158
Limited recourse debt from finance receivables monetizations,
  less current portion                                              109,459        119,661
Accrued post-retirement benefits                                     27,998         26,179
Other long-term liabilities                                          30,487         15,160
Provisions for contingencies                                         14,076         12,114
Shareholders' equity
  Capital stock:
    Authorized shares: 100,000 at $.20 par
    Issued and outstanding shares: 43,558;
      fiscal 2003 - 43,367                                            8,712          8,673
  Additional paid-in capital                                         24,725         23,597
  Retained earnings                                                 230,746        228,490
  Unearned compensation                                              (3,796)        (5,428)
  Accumulated other comprehensive loss                               (8,135)        (7,618)
                                                                  ---------      ---------
    Total shareholders' equity                                      252,252        247,714
                                                                  ---------      ---------
                                                                  $ 972,118      $ 936,202
                                                                  =========      =========


The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

                                                 Three Months Ended         Six Months Ended
                                                      January 31,              January 31,
                                                   2004         2003         2004         2003
                                                ----------   ----------  -----------   ----------
Revenues
  Net sales                                      $ 230,539    $ 143,961    $ 438,931    $ 298,349
  Financial products                                 3,442        4,836        7,118        9,226
  Rentals                                            2,549        2,516        4,066        4,225
                                                 ---------    ---------    ---------    ---------
                                                   236,530      151,313      450,115      311,800

Cost of sales                                      193,083      125,215      368,402      256,586
                                                 ---------    ---------    ---------    ---------
Gross profit                                        43,447       26,098       81,713       55,214

Selling and administrative expenses                 28,349       16,377       52,065       33,862
Product development expenses                         4,435        3,889        9,208        7,790
Restructuring charges                                   --        1,183           11        1,183
                                                 ---------    ---------    ---------    ---------

Income from operations                              10,663        4,649       20,429       12,379

Interest expense                                    (9,548)      (6,072)     (19,424)     (11,576)
Miscellaneous, net                                   2,340        7,638        3,280        5,896
                                                 ---------    ---------    ---------    ---------
Income before taxes                                  3,455        6,215        4,285        6,699

Income tax provision                                 1,297        1,989        1,594        2,144
                                                 ---------    ---------    ---------    ---------
Net income                                       $   2,158    $   4,226    $   2,691    $   4,555
                                                 =========    =========    =========    =========
Earnings per common share                        $     .05    $     .10    $     .06    $     .11
                                                 =========    =========    =========    =========

Earnings per common share - assuming dilution    $     .05    $     .10    $     .06    $     .11
                                                 =========    =========    =========    =========

Cash dividends per share                         $    .005    $    .005    $     .01    $     .01
                                                 =========    =========    =========    =========

Weighted average shares outstanding                 42,791       42,570       42,725       42,568
                                                 =========    =========    =========    =========

Weighted average shares outstanding - assuming
 dilution                                           44,152       42,867       43,865       42,873
                                                 =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)                                                          Six Months Ended
                                                                        January 31,
                                                                   2004          2003
                                                               ------------  -----------
OPERATIONS
  Net income                                                    $   2,691    $   4,555
  Adjustments to reconcile net income to cash flow from
    operating activities:
    Loss on sale of property, plant and equipment                      53           92
    Loss (gain) on sale of equipment held for rental                1,364       (3,851)
    Non-cash charges and credits:
      Depreciation and amortization                                13,252       10,415
      Other                                                        10,299        8,282
    Changes in selected working capital items:
      Accounts receivable                                         (26,803)      15,329
      Inventories                                                  10,181       (3,571)
      Accounts payable                                            (10,203)     (59,479)
      Other operating assets and liabilities                       (4,245)     (18,088)
    Changes in finance receivables                                  2,825       (7,108)
    Changes in pledged finance receivables                        (16,627)     (35,345)
    Changes in other assets and liabilities                        (4,761)      (3,873)
                                                                ---------    ---------
    Cash flow from operating activities                           (21,974)     (92,642)

INVESTMENTS
  Purchases of property, plant and equipment                       (6,430)      (4,936)
  Proceeds from the sale of property, plant and equipment              90          124
  Purchases of equipment held for rental                          (11,952)     (11,337)
  Proceeds from the sale of equipment held for rental               4,698       12,604
  Cash portion of OmniQuip acquisition                            (95,371)          --
  Other                                                              (147)      (1,193)
                                                                ---------    ---------
    Cash flow from investing activities                          (109,112)      (4,738)

FINANCING
  Net increase in short-term debt                                      58        9,049
  Issuance of long-term debt                                       99,000      220,000
  Repayment of long-term debt                                     (99,205)    (159,261)
  Issuance of limited recourse debt                                13,979       29,468
  Repayment of limited recourse debt                                 (253)          --
  Payment of dividends                                               (434)        (429)
  Exercise of stock options and issuance of restricted awards       2,799          478
                                                                ---------    ---------
    Cash flow from financing activities                            15,944       99,305

CURRENCY ADJUSTMENTS
  Effect of exchange rate changes on cash                             458        1,435
                                                                ---------    ---------

CASH
  Net change in cash and cash equivalents                        (114,684)       3,360
  Beginning balance                                               132,809        6,205
                                                                ---------    ---------
  Ending balance                                                $  18,125    $   9,565
                                                                =========    =========




The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2004
(in thousands, except per share data)
(Unaudited)

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

Interim results for the six-month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K/A for the fiscal year ended July 31, 2003.

Where appropriate, we have reclassified certain amounts in fiscal 2003 to conform to the fiscal 2004 presentation.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
In January 2003, the Financial Accounting Standards Board ("FASB') issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities ("VIE's") to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first annual or interim period beginning after December 15, 2003. We have determined that our only joint venture is deemed to be a business under the definition of FIN 46 and that in accordance with the interpretation, the joint venture need not be evaluated to determine if the entity is a VIE under the requirements of FIN 46. Additionally, we have concluded that no other structures exist that qualify as VIE's as defined by FIN 46.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law which introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." As provided under FSP No. FAS 106-1, we have elected to defer accounting for the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued or until a significant event occurs that ordinarily would call for us to remeasure our plan's assets and obligations. The guidance, when issued, could require us to change previously reported information. Additionally, the accrued benefit obligation and the net periodic postretirement benefit cost included in our condensed consolidated financial statements do not reflect the effects of the Act on our plan.

NOTE 3 - ACQUISITION
On August 1, 2003, we acquired the OmniQuip business unit ("OmniQuip") of Textron Inc., which includes all operations relating to the Sky Trak(R) and Lull(R) brand commercial telehandler products and the All-Terrain Lifter, Army System and the Millennia Military Vehicle military telehandler products, for $105.4 million, which included transaction expenses of $5.4 million, with $90 million paid in cash at closing and $10 million paid in the form of an unsecured subordinated promissory note due on the second anniversary of the closing date. In addition, we will incur estimated expenditures totaling $47.4 million over a four-year period related to our integration plan. Through January 31, 2004, we have incurred expenditures of $13.7 million related to our OmniQuip integration plan. The integration plan expenditures are associated with personnel reductions, facility closings, plant start-up costs and facility operating expenses. We funded the cash portion of the purchase price and the transaction expenses with the remaining unallocated proceeds from the sale of our $125 million senior notes due 2008 and we anticipate funding integration expenses with cash generated from operations and borrowings under our credit facilities.

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

The following table summarizes our estimated fair values of the OmniQuip assets acquired and liabilities assumed on August 1, 2003:

Accounts receivable                                                     $33,940
Inventory                                                                37,438
Property, plant and equipment                                            13,929
Goodwill                                                                 36,941
Other intangible assets, primarily trademarks and patents                34,210
Accounts payable                                                        (19,565)
Other assets and liabilities, net                                       (27,892)
Assumed debt                                                             (3,630)
                                                                   -------------
Net cash consideration                                                 $105,371
                                                                   =============

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

In compliance with generally accepted accounting principles, the following unaudited pro forma financial information for the three and six months ended January 31, 2003 reflects our consolidated results of operations as if the OmniQuip acquisition had taken place on August 1, 2002. The unaudited pro forma financial information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date.

                                                             Three Months Ended January 31, 2003
                                                            --------------------------------------
                                                               JLG         OmniQuip       Total
                                                            ----------    -----------    ---------
Revenues                                                     $151,313        $43,332     $194,645
Net income (loss)                                               4,226         (8,504)      (4,278)
Net income (loss) per common share                                .10           (.20)        (.10)
Net income (loss) per common share - assuming dilution            .10           (.20)        (.10)

                                                               Six Months Ended January 31, 2003
                                                             --------------------------------------
                                                                JLG         OmniQuip       Total
                                                             ----------    -----------    ---------
Revenues                                                      $311,800       $103,393     $415,193
Net income (loss)                                                4,555        (23,353)     (18,798)
Net income (loss) per common share                                 .11           (.55)        (.44)
Net income (loss) per common share - assuming dilution             .11           (.54)        (.44)

In connection with our acquisitions, we assess and formulate plans related to their future integration. This process begins during the due diligence process and is concluded within twelve months of the acquisition. We accrue estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Adjustments to these estimates are made as plans are finalized, but in no event beyond one year from the acquisition date. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred.

Accrued liabilities associated with these integration activities include the following (in thousands, except headcount):



Planned Headcount Reduction:
Number of employees related to OmniQuip acquisition                350
Reductions                                                        (279)
                                                            -----------
Balance at January 31, 2004                                         71
                                                            ===========

Involuntary Employee Termination Benefits:
Accrual related to OmniQuip acquisition                        $10,030
Costs incurred                                                  (1,953)
                                                            -----------
Balance at January 31, 2004                                     $8,077
                                                            ===========

Facility Closure and Restructuring Costs:
Accrual related to OmniQuip acquisition                        $13,601
Costs incurred                                                  (1,248)
                                                            -----------
Balance at January 31, 2004                                    $12,353
                                                            ===========

NOTE 4 - GOODWILL
The following table presents the rollforward of goodwill for the period from July 31, 2003 to January 31, 2004:

Balance as of August 1, 2003                                   $29,509
Acquisitions                                                    36,992
                                                            -----------
Balance as of January 31, 2004                                 $66,501
                                                            ===========


There were no dispositions of businesses with related goodwill during the six months ended January 31, 2004. On August 1, 2003, we acquired OmniQuip for $105.4 million which resulted in the increase to goodwill. The acquired goodwill change in the period related to our Machinery segment.

We assess goodwill for impairment at least annually at the beginning of the fourth quarter of each fiscal year or as "triggering" events occur. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment which may affect the carrying value of goodwill.

NOTE 5 - INTANGIBLE ASSETS
Intangible assets consist of the following at January 31, 2004:

                                   Gross                           Net
                                  Carrying      Accumulated     Carrying
                                   Value       Amortization       Value
                                ------------   ------------     ----------
Finite Lived
  Patents                        $ 5,810          $   393          $ 5,417
  Contracts                        3,800              950            2,850
  Other                            2,143              301            1,842
                                 -------          -------          -------
                                  11,753            1,644           10,109
Indefinite Lived
  Trademarks                      23,600               --           23,600
                                 -------          -------          -------
Total Intangible Assets          $35,353          $ 1,644          $33,709
                                 =======          =======          =======


NOTE 6 - INVENTORIES AND COST OF SALES
A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at January 31, 2004, must necessarily be based on our estimate of expected fiscal year-end inventory levels and costs. The cost of United States inventories is based primarily on the LIFO (last-in, first-out) method. All other inventories are based on the FIFO (first-in, first-out) method.

Inventories consist of the following:

                                          January 31,       July 31,
                                             2004             2003
                                          ------------     ------------
Finished goods                             $ 79,710          $ 77,852
Raw materials and work in process            76,978            51,267
                                           --------          --------
                                            156,688           129,119
Less LIFO provision                           6,614             6,444
                                           --------          --------
                                           $150,074          $122,675
                                           ========          ========


The cost of United States inventories stated under the LIFO method was 53% and 51% at January 31, 2004 and July 31, 2003, respectively, of our total inventory.

NOTE 7 - FINANCE AND PLEDGED FINANCE RECEIVABLES
Finance receivables represent sales-type leases resulting from the sale of our products. Our net investment in finance and pledged finance receivables was as follows at:


                                                       January 31,          July 31,
                                                           2004               2003
                                                      ------------        ------------
Gross finance and pledged finance receivables          $ 197,252           $ 205,390
Estimated residual value                                  22,514              35,337
                                                       ---------           ---------
                                                         219,766             240,727
Unearned income                                          (36,746)            (42,811)
                                                       ---------           ---------
Net finance and pledged finance receivables              183,020             197,916
Provision for losses                                      (3,782)             (3,185)
                                                       ---------           ---------
                                                       $ 179,238           $ 194,731
                                                       =========           =========


Of the finance receivables balances at January 31, 2004 and July 31, 2003, $148.1 million and $160.4 million, respectively, are pledged finance receivables resulting from the monetization of finance receivables. In compliance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," these transactions are accounted for as debt on our Condensed Consolidated Balance Sheets. The maximum loss exposure associated with these transactions was $24.5 million as of January 31, 2004. As of January 31, 2004, our provision for losses related to these transactions was $3.2 million.

The following table displays the contractual maturity of our finance and pledged finance receivables. It does not necessarily reflect the timing of future cash collections because of various factors including the possible refinancing or sale of finance receivables and repayments prior to maturity.

For the twelve-month periods ended January 31:

2005                                                           $ 63,047
2006                                                             46,507
2007                                                             41,621
2008                                                             26,768
2009                                                             10,688
Thereafter                                                        8,621
Residual value in equipment at lease end                         22,514
Less: unearned finance income                                   (36,746)
                                                             -----------
Net investment in leases                                       $183,020
                                                             ===========

Provisions for losses on finance and pledged finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover potential losses in the existing receivable portfolio.

NOTE 8 - CHANGES IN ACCOUNTING ESTIMATES
During the second quarter of fiscal 2004, we determined that the amount of the discretionary profit sharing contribution for calendar year 2003 would be lower than what was originally estimated. This change resulted in an increase in net income of $0.7 million, or $.02 per diluted share, for the second quarter of fiscal 2004 and $0.2 million for the first six months of fiscal 2004.

During the second quarter of fiscal 2003, we determined that we would not make a discretionary profit sharing contribution for calendar year 2002. This change resulted in an increase in net income of $1.8 million, or $.04 per diluted share, for the second quarter of fiscal 2003 and $1.3 million, or $.03 per diluted share, for the first six months of fiscal 2003.

NOTE 9 - STOCK BASED INCENTIVE PLANS
At our Annual Meeting of Shareholders on November 20, 2003, shareholders approved our Long Term Incentive Plan (the "Plan"), which replaced our Amended and Restated Stock Incentive Plan and our Directors' Stock Option Plan (the "Prior Plans"). This allowed us to combine the Prior Plans into a single integrated plan that will provide greater flexibility for additional types of awards, including performance based cash awards. We account for the award of stock options pursuant to the Plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under this opinion, we do not recognize compensation expense arising from the grant of stock options because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for each of the periods ended January 31:

                                                         Three Months Ended    Six Months Ended
                                                            January 31,          January 31,
                                                          2004       2003       2004       2003
                                                        ---------  ---------  ---------  ---------
Net income, as reported                                 $   2,158  $   4,226  $   2,691  $   4,555
Less: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax effects            703        866      1,444      1,718
                                                        ---------  ---------  ---------  ---------
Pro forma net income                                    $   1,455  $   3,360  $   1,247  $   2,837
                                                        =========  =========  =========  =========

Earnings per share:
Earnings per common share - as reported                 $     .05  $     .10  $     .06  $     .11
                                                        =========  =========  =========  =========
Earnings per common share - pro forma                   $     .03  $     .08  $     .03  $     .07
                                                        =========  =========  =========  =========

Earnings per common share - assuming dilution
 - as reported                                          $     .05  $     .10  $     .06  $     .11
                                                        =========  =========  =========  =========
Earnings per common share - assuming dilution
 - pro forma                                            $     .03  $     .08  $     .03  $     .07
                                                        =========  =========  =========  =========

NOTE 10 - BASIC AND DILUTED EARNINGS PER SHARE
This table presents our computation of basic and diluted earnings per share for each of the periods ended January 31:

                                                   Three Months Ended       Six Months Ended
                                                      January 31,              January 31,
                                                     2004       2003         2004        2003
                                                 ----------- -----------  ----------  ----------
Net income                                         $ 2,158     $ 4,226     $ 2,691     $ 4,555
                                                   =======     =======     =======     =======

Denominator for basic earnings per share --
   weighted average shares                          42,791      42,570      42,725      42,568
Effect of dilutive securities - employee stock
   options and unvested restricted shares            1,361         297       1,140         305
                                                   -------     -------     -------     -------
Denominator for diluted earnings per share --
   weighted average shares adjusted for
   dilutive securities                              44,152      42,867      43,865      42,873
                                                   =======     =======     =======     =======

Earnings per common share                          $   .05     $   .10     $   .06     $   .11
                                                   =======     =======     =======     =======

Earnings per common share - assuming dilution      $   .05     $   .10     $   .06     $   .11
                                                   =======     =======     =======     =======


During the quarter ended January 31, 2004, options to purchase 0.8 million shares of capital stock at a range of $14.75 to $21.94 per share were not included in the computation of diluted earnings per share because exercise prices for the options were more than the average market price of the capital stock.

NOTE 11 - SEGMENT INFORMATION
We have organized our business into three segments - Machinery, Equipment Services and Access Financial Solutions. The Machinery segment contains the design, manufacture and sale of new equipment. The Equipment Services segment contains after-sales service and support, including parts sales, equipment rentals, and used and remanufactured or reconditioned equipment sales. The Access Financial Solutions segment contains financing and leasing activities. We evaluate performance of the Machinery and Equipment Services segments and allocate resources based on operating profit before interest, miscellaneous income/expense and income taxes. We evaluate performance of the Access Financial Solutions segment and allocate resources based on its operating profit less interest expense. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Our business segment information consisted of the following for each of the periods ended January 31:

                                                 Three Months Ended            Six Months Ended
                                                     January 31,                   January 31,
                                                  2004          2003           2004           2003
                                               ----------   ----------      -----------   -----------
Revenues:
  Machinery                                    $ 192,266      $ 109,550      $ 361,224      $ 234,096
  Equipment Services                              40,822         36,676         81,637         68,047
  Access Financial Solutions                       3,442          5,087          7,254          9,657
                                               ---------      ---------      ---------      ---------
                                               $ 236,530      $ 151,313      $ 450,115      $ 311,800
                                               =========      =========      =========      =========
Segment profit (loss):
  Machinery                                    $  11,541      $     168      $  18,134      $   5,147
  Equipment Services                              12,809          6,632         23,877         11,886
  Access Financial Solutions                        (273)         1,881             11          2,979
  General corporate                              (16,088)        (6,475)       (27,181)       (12,211)
                                               ---------      ---------      ---------      ---------
Segment profit                                     7,989          2,206         14,841          7,801
  Add Access Financial Solutions' interest
    expense                                        2,674          2,443          5,588          4,578
                                               ---------      ---------      ---------      ---------
Operating income                               $  10,663      $   4,649      $  20,429      $  12,379
                                               =========      =========      =========      =========

This table presents our business segment assets at:

                                 January 31,    July 31,
                                    2004         2003
                                -----------  -----------
  Machinery                      $627,983     $563,929
  Equipment Services               45,043       36,574
  Access Financial Solutions      218,374      237,632
  General corporate                80,718       98,067
                                 --------     --------
                                 $972,118     $936,202
                                 ========     ========

We manufacture our products in the United States and Belgium and sell these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations. Our revenues by geographic area consisted of the following for each of the periods ended January 31:

                          Three Months Ended                    Six Months Ended
                              January 31,                          January 31,
                         2004              2003              2004             2003
                      ----------        ----------        -----------      -----------
United States          $177,542          $107,920          $349,213          $225,270
Europe                   40,286            32,816            64,237            64,064
Other                    18,702            10,577            36,665            22,466
                       --------          --------          --------          --------
                       $236,530          $151,313          $450,115          $311,800
                       ========          ========          ========          ========

NOTE 12 - COMPREHENSIVE INCOME
On an annual basis, comprehensive income is disclosed in the Statement of Shareholders' Equity. This statement is not presented on a quarterly basis. The following table presents the components of comprehensive income for each of the periods ended January 31:

                                               Three Months Ended              Six Months Ended
                                                  January 31,                      January 31,
                                            2004             2003             2004             2003
                                         ----------       ----------       ----------       ---------
Net income                                $ 2,158           $ 4,226          $ 2,691           $ 4,555
Aggregate translation adjustment             (912)            1,718             (516)            1,171
                                          -------           -------          -------           -------
                                          $ 1,246           $ 5,944          $ 2,175           $ 5,726
                                          =======           =======          =======           =======


NOTE 13 - PRODUCT WARRANTY
This table presents our reconciliation of accrued product warranty during the period from July 31, 2003 to January 31, 2004:

Balance as of August 1, 2003                      $  8,585
Additions due to acquisition of OmniQuip             5,683
Payments                                            (4,924)
Accruals                                             1,543
Changes in the liability for accruals                  599
                                                  --------
Balance as of January 31, 2004                    $ 11,486
                                                  ========


NOTE 14 - RESTRUCTURING COSTS
During the second quarter of fiscal 2003, we announced further actions related to our ongoing longer-term strategy to streamline operations and reduce fixed and variable costs. As part of our capacity rationalization plan for our Machinery segment that commenced in early 2001, the 130,000-square foot Sunnyside facility in Bedford, Pennsylvania, which produced selected scissor lift models, was idled and production integrated into our Shippensburg, Pennsylvania facility. Additionally, reductions in selling, administrative and product development costs resulted from changes in our global organization and from process consolidations.

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

As noted above, the continuing streamlining of our operations will result in $3.5 million in personnel reductions and relocation and lease and contract terminations and will be recorded as a restructuring cost. In accordance with new accounting requirements, through the second quarter of fiscal 2004, we recognized $2.8 million of the pre-tax restructuring charge, consisting of an accrual for termination benefit costs and employee relocation costs. In addition, we incurred $1.2 million of costs related to relocating certain plant assets and start-up costs, which was recorded as a cost of sales. Also, through the second quarter of fiscal 2004, we spent approximately $3.5 million on capital requirements. We anticipate recording the remaining restructuring and restructuring-related costs in our third quarter of fiscal 2004.

The following table presents a rollforward of our activity in the restructuring accrual and our charges related to relocating certain plant assets and start-up costs associated with the move of the Sunnyside facility to the Shippensburg facility and costs related to our process consolidations:

                                                              Other                           Restructuring
                                           Termination    Restructuring                          Related
                                            Benefits          Costs             Total            Charges
                                         -----------------------------------------------------------------

Restructuring charge recorded during
  second quarter of fiscal 2003             $ 1,183           $    --           $ 1,183           $ 2,402
Utilization of reserves during
  the second quarter of fiscal
  2003 - cash                                  (114)               --              (114)              (19)
                                            ---------------------------------------------------------------
Balance at January 31, 2003                   1,069                --             1,069             2,383
Restructuring charge recorded
  during the third quarter of
  fiscal 2003                                 1,175               258             1,433                --
Utilization of reserves during the
  third quarter of fiscal 2003 - cash          (626)              (38)             (664)             (318)
                                            ---------------------------------------------------------------
Balance at April 30, 2003                     1,618               220             1,838             2,065
Restructuring charge recorded
  during the fourth quarter of
  fiscal 2003                                    45                93               138                --
Utilization of reserves during the
  fourth quarter of fiscal 2003 -
  cash                                       (1,316)              (89)           (1,405)             (721)
                                            ---------------------------------------------------------------
Balance at July 31, 2003                        347               224               571             1,344
Restructuring charge recorded
  during the first quarter of
  fiscal 2004                                     3                 8                11                --
Utilization of reserves during the
  first quarter of fiscal 2004 -
  cash                                         (127)               --              (127)              (52)
                                            ---------------------------------------------------------------
Balance at October 31, 2003                     223               232               455             1,292
Restructuring charge recorded
  during the second quarter of
  fiscal 2004                                    --                --                --                --
Utilization of reserves during the
  second quarter of fiscal 2004 -
  cash                                          (64)              (46)             (110)              (58)
                                            ---------------------------------------------------------------
Balance at January 31, 2004                 $   159           $   186           $   345           $ 1,234
                                            ===============================================================

During the third quarter of fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at that facility have been integrated into our McConnellsburg, Pennsylvania facility. As a result, through January 31, 2004, we have incurred a pre-tax charge of $6.9 million, consisting of $1.2 million for termination benefits and lease termination costs, a $4.9 million asset write-down and $0.9 million in charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to the McConnellsburg facility.

The following table presents a rollforward of our activity in the restructuring accrual and our charges related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to McConnellsburg:

                                                           Other
                               Termination  Impairment  Restructuring            Restructuring
                                Benefits    of Assets      Costs        Total    Related Charges
                               ------------ ----------- ------------- ---------- --------------
Total restructuring charge      $ 1,120      $ 4,613      $   358      $ 6,091      $ 1,658
Fiscal 2002 utilization of
  reserves - cash                  (135)          --          (86)        (221)        (399)
Fiscal 2002 utilization of
  reserves - non-cash                --       (4,613)          --       (4,613)        (225)
                                -------------------------------------------------------------
Balance at July 31, 2002            985           --          272        1,257        1,034
Fiscal 2003 utilization of
  reserves - cash                  (985)          --          (88)      (1,073)        (228)
                                -------------------------------------------------------------
Balance at July 31, 2003             --           --          184          184          806
Fiscal 2004 utilization of
  reserves - cash                    --           --          (82)         (82)          --
                                -------------------------------------------------------------

Balance at January 31, 2004     $    --      $    --      $   102      $   102      $   806
                                =============================================================

At January 31, 2004, we included $6.2 million of assets held for sale on the Condensed Consolidated Balance Sheets in other current assets and ceased depreciating these assets during the third quarter of fiscal 2002 and the fourth quarter of fiscal 2001.

Our accrued liabilities associated with the acquisition of OmniQuip are discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements of this report.

NOTE 15 - COMMITMENTS AND CONTINGENCIES
We are a party to personal injury and property damage litigation arising out of incidents involving the use of our products. Our insurance program for fiscal 2004 is comprised of a self-insured retention of $3 million per occurrence for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $100 million in excess of the retention and international primary coverage. We contract with an independent firm to provide claims handling and adjustment services. Our estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. We frequently review the methods of making such estimates and establishing the resulting accrued liability, and any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which we are aware, we established accrued liabilities of $21.2 million and $19.0 million at January 31, 2004 and July 31, 2003, respectively. These amounts are included in accrued expenses and provisions for contingencies on our Condensed Consolidated Balance Sheets. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely that we would experience losses that are materially in excess of such reserve amounts. The provisions for self-insured losses are included within cost of sales in our Condensed Consolidated Statements of Income. As of January 31, 2004 and July 31, 2003, there were no insurance recoverables or offset implications and there were no claims by us being contested by insurers.

At January 31, 2004, we are a party to multiple agreements whereby we guarantee $107.6 million in indebtedness of others, including the $24.5 million maximum loss exposure associated with our limited recourse agreements. As of January 31, 2004, two customers owed approximately 30% of the guaranteed indebtedness. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying collateral and/or make demand for reimbursement from other parties for any payments made by us under these agreements. At January 31, 2004, we had $10.2 million reserved related to these agreements, including a provision for losses of $3.2 million related to our limited recourse agreements. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. While we believe it is unlikely that we would experience losses under these agreements that are materially in excess of the amounts reserved, we can provide no assurance that the financial condition of the third parties will not deteriorate resulting in the customers' inability to meet their obligations and, in the event that occurs, we can not guarantee that the collateral underlying the agreements will not result in losses materially in excess of those reserved.

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

NOTE 16 - BANK CREDIT LINES AND LONG-TERM DEBT
Our long-term debt was as follows at:

                                               January 31,     July 31,
                                                 2004           2003
                                             ------------   ------------
8 3/8% senior subordinated notes due 2012     $ 175,000      $ 175,000
8 1/4% senior notes due 2008                    125,000        125,000
Fair value of hedging adjustment                 (1,139)        (6,353)
Other                                            14,748          1,348
                                              ---------      ---------
                                                313,609        294,995
Less current portion                              1,041            837
                                              ---------      ---------
                                              $ 312,568      $ 294,158
                                              =========      =========


The aggregate amounts of long-term debt outstanding at January 31, 2004 which will become due in 2005 through 2009 are: $1.0 million, $11.1 million, $1.1 million, $1.1 million and $124.3 million, respectively. Other includes a $10 million unsecured subordinated promissory note payable to a subsidiary of Textron Inc. related to the acquisition of OmniQuip, which we paid off on February 4, 2004.

At January 31, 2004, the fair values of our $175 million 8 3/8% senior subordinated notes due 2012 and our $125 million 8 1/4% senior unsecured notes due 2008 were $181.1 million and $135.6 million, respectively, based on quoted market values. At July 31, 2003, the fair values of our $175 million 8 3/8% senior subordinated notes due 2012 and our $125 million 8 1/4% senior unsecured notes due 2008 were $158.5 million and $126.3 million, respectively, based on quoted market values. The fair value of our remaining long-term debt at January 31, 2004 and at July 31, 2003 is estimated to approximate the carrying amount reported in the Condensed Consolidated Balance Sheets based on current interest rates for similar types of borrowings.

NOTE 17 - LIMITED RECOURSE DEBT
As a result of the sale of finance receivables through limited recourse monetization transactions, we have $150.3 million of limited recourse debt outstanding as of January 31, 2004. The aggregate amounts of limited recourse debt outstanding at January 31, 2004 which will become due in 2005 through 2009 are: $40.8 million, $35.8 million, $34.1 million, $23.7 million and $8.8 million, respectively.

NOTE 18 - PROPERTY, PLANT AND EQUIPMENT
Our property, plant and equipment consists of the following at:

                                                     January 31,     July 31,
                                                        2004           2003
                                                    ------------   ------------
Land and improvements                                $   7,301      $   7,119
Buildings and improvements                              56,522         51,420
Machinery and equipment                                132,432        117,564
                                                     ---------      ---------
                                                       196,255        176,103
Less allowance for depreciation and amortization      (105,393)       (96,404)
                                                     ---------      ---------
                                                     $  90,862      $  79,699
                                                     =========      =========


At January 31, 2004, assets under capital leases totaled approximately $3.5 million. Accumulated amortization of assets held under capital leases totaled approximately $0.3 million at January 31, 2004.

NOTE 19 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR
SUBSIDIARIES
Certain of our indebtedness is guaranteed by our significant subsidiaries (the "guarantor subsidiaries"), but is not guaranteed by our other subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly owned, and the guarantees are made on a joint and several basis and are full and unconditional subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount guaranteed without making the guarantee void under fraudulent conveyance laws. Separate financial statements of the guarantor subsidiaries have not been presented because management believes it would not be material to investors. The principal elimination entries eliminate investment in subsidiaries, intercompany balances and transactions and certain other eliminations to properly eliminate significant transactions in accordance with our accounting policy for the principles of consolidated and statement presentation. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             As of January 31, 2004

                                          ----------------------------------------------------------------------
                                                        Guarantor    Non-Guarantor    Other and    Consolidated
                                            Parent     Subsidiaries   Subsidiaries   Eliminations      Total
----------------------------------------------------------------------------------------------------------------

ASSETS
------
  Accounts receivable - net               $ 176,107      $  55,032     $  89,727      $  (5,562)     $ 315,304
  Finance receivables - net                   6,224         23,257        (1,607)         3,260         31,134
  Pledged finance receivables - net              --        148,104            --             --        148,104
  Inventories                                64,064         40,242        45,155            613        150,074
  Property, plant and equipment - net        50,292         26,786        14,268           (484)        90,862
  Equipment held for rental - net               828         18,293         3,782             --         22,903
  Investment in subsidiaries                350,121             --         5,016       (355,137)            --
  Other assets                               83,676        110,477        19,570             14        213,737
                                          ---------------------------------------------------------------------
                                          $ 731,312      $ 422,191     $ 175,911      $(357,296)     $ 972,118
                                          =====================================================================

LIABILITIES AND
---------------
SHAREHOLDERS' EQUITY
--------------------
  Accounts payable and accrued
    expenses                              $ 137,814      $  50,289     $  21,182      $ (26,589)     $ 182,696
  Long-term debt, less current
    portion                                 299,283         13,285            --             --        312,568
  Limited recourse debt from finance
    receivables monetizations,
    less current portion                         --        109,459            --             --        109,459
  Other liabilities                         (79,356)        10,286       160,027         24,186        115,143
                                          ---------------------------------------------------------------------
    Total liabilities                       357,741        183,319       181,209         (2,403)       719,866
                                          ---------------------------------------------------------------------
  Shareholders' equity                      373,571        238,872        (5,298)      (354,893)       252,252
                                          ---------------------------------------------------------------------
                                          $ 731,312      $ 422,191     $ 175,911      $(357,296)     $ 972,118
                                          =====================================================================

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               As of July 31, 2003

---------------------------------------------------------------------------------------------------------------
                                                       Guarantor     Non-Guarantor    Other and     Consolidated
                                           Parent     Subsidiaries   Subsidiaries    Eliminations      Total
---------------------------------------------------------------------------------------------------------------
ASSETS
------
  Accounts receivable - net               $ 142,552      $  40,059      $  74,977      $     (69)     $ 257,519
  Finance receivables - net                   5,992         24,956         (1,596)         4,972         34,324
  Pledged finance receivables - net              --        160,411             (4)            --        160,407
  Inventories                                52,091         31,326         39,651           (393)       122,675
  Property, plant and equipment - net        24,749         42,234         13,152           (436)        79,699
  Equipment held for rental - net               919         16,130          2,602             --         19,651
  Investment in subsidiaries                244,788           --            4,977       (249,765)            --
  Other assets                              197,275         30,357         34,234             61        261,927
                                          ---------      ---------      ---------      ---------      ---------
                                          $ 668,366      $ 345,473      $ 167,993      $(245,630)     $ 936,202
                                          =========      =========      =========      =========      =========

LIABILITIES AND
---------------
SHAREHOLDERS' EQUITY
--------------------
  Accounts payable and accrued
   expenses                               $ 118,539      $  24,497      $  50,580      $ (19,151)     $ 174,465
  Long-term debt, less current
    portion                                 294,158             --             --             --        294,158
  Limited recourse debt from finance
   receivables monetizations,
   less current portion                          --        119,661             --             --        119,661
  Other liabilities                        (250,124)       232,883         95,583         21,862        100,204
                                          ---------      ---------      ---------      ---------      ---------
    Total liabilities                       162,573        377,041        146,163          2,711        688,488
                                          ---------      ---------      ---------      ---------      ---------

  Shareholders' equity                      505,793        (31,568)        21,830       (248,341)       247,714
                                          ---------      ---------      ---------      ---------      ---------
                                          $ 668,366      $ 345,473      $ 167,993      $(245,630)     $ 936,202
                                          =========      =========      =========      =========      =========



                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    For the Six Months Ended January 31, 2004

                               -----------------------------------------------------------------------------------
                                                  Guarantor      Non-Guarantor     Other and         Consolidated
                                 Parent         Subsidiaries     Subsidiaries     Eliminations          Total
------------------------------------------------------------------------------------------------------------------
Revenues                       $ 260,290         $ 129,990         $  62,406        $  (2,571)        $ 450,115
Gross profit (loss)               58,056            15,475             9,894           (1,712)           81,713
Other expenses (income)          (69,541)          114,120             9,580           24,863            79,022
Net income (loss)              $ 127,597         $ (98,645)        $     314        $ (26,575)        $   2,691

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   For the Six Months Ended January 31, 2003

                               ----------------------------------------------------------------------------
                                              Guarantor      Non-Guarantor      Other and    Consolidated
                                Parent       Subsidiaries     Subsidiaries     Eliminations      Total
------------------------------------------------------------------------------------------------------------
Revenues                       $216,394        $ 68,280         $ 54,811         $(27,685)        $311,800
Gross profit (loss)              56,587          (3,481)           5,659           (3,551)          55,214
Other expenses (income)          33,377           9,912            5,959            1,411           50,659
Net income (loss)              $ 23,210        $(13,393)        $   (300)        $ (4,962)        $  4,555


                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the Six Months Ended January 31, 2004

                                           ----------------------------------------------------------------------------------
                                                              Guarantor       Non-Guarantor      Other and       Consolidated
                                              Parent        Subsidiaries      Subsidiaries      Eliminations         Total
-----------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities        $ (26,755)        $  (6,667)        $  11,782         $    (334)        $ (21,974)
Cash flow from investing activities          (98,503)           (6,877)           (3,733)                1          (109,112)
Cash flow from financing activities            2,270            13,592                83                (1)           15,944
Effect of exchange rate changes on
  cash                                         2,376              --              (2,247)              329               458
                                           ---------         ---------         ---------         ---------         ---------
Net change in cash and cash
  equivalents                               (120,612)               48             5,885                (5)         (114,684)
Beginning balance                            127,197                26             5,570                16           132,809
                                           ---------         ---------         ---------         ---------         ---------
Ending balance                             $   6,585         $      74         $  11,455         $      11         $  18,125
                                           =========         =========         =========         =========         =========



                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the Six Months Ended January 31, 2003

                                       --------------------------------------------------------------------
                                                     Guarantor   Non-Guarantor    Other and    Consolidated
                                          Parent    Subsidiaries  Subsidiaries   Eliminations      Total
-----------------------------------------------------------------------------------------------------------
Cash flow from operating activities     $(83,033)     $(11,873)     $  2,936      $   (672)     $(92,642)
Cash flow from investing activities       (3,295)        1,627        (2,999)          (71)       (4,738)
Cash flow from financing activities       69,933        29,372            16           (16)       99,305
Effect of exchange rate changes on
  cash                                       422            21           (66)        1,058         1,435
                                        --------      --------      --------      --------      --------
Net change in cash and cash
  equivalents                            (15,973)       19,147          (113)          299         3,360
Beginning balance                         22,949       (19,545)        3,093          (292)        6,205
                                        --------      --------      --------      --------      --------
Ending balance                          $  6,976      $   (398)     $  2,980      $      7      $  9,565
                                        ========      ========      ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
We focused during the second quarter of fiscal 2004 on continuing the implementation of our aggressive OmniQuip integration plan. Following the move of both SkyTrak and Lull telehandler production lines from the Port Washington, Wisconsin, facility to our McConnellsburg, Pennsylvania, facility last November, the transfer of the remaining production of military-design telehandlers - for use by the U.S. Army and Marine Corps - marks the successful completion of the first phase of our integration plan. The second phase of our integration plan, commonization of the supply base and integration of the OmniQuip and JLG brands and marketing programs, is well underway. We have also begun evaluating standardization of design, which is phase three of the plan, the details of which will depend for the most part on customer input regarding the critical characteristics of each of our brands. We have already begun taking OmniQuip orders and shipping from our McConnellsburg facility, and we continue to work toward completing the transfer of all remaining activity including the worldwide service parts business by the end of fiscal year 2004.

As an added part of the OmniQuip integration, we have analyzed the capacity utilization at our facilities in order to increase efficiency and use of the combined assets. As a result of this analysis, we recently met with team members and Union leaders in New Philadelphia, Ohio, to unveil our plans for this facility. Essentially, we will be integrating the New Philadelphia administrative and support activities and outsourcing many production processes to our facilities in McConnellsburg, PA, Oakes, ND, or outside suppliers. We anticipate this will result in a downsizing of the entire New Philadelphia workforce by approximately one-third. We expect this to improve the profitability of our excavator sales as we also seek additional distribution opportunities for these products and evaluate appropriate products or complementary businesses to supplement the New Philadelphia operations.

In addition, we have seen the recent market prices of some of the raw materials we use, such as steel and energy, increase significantly. Coupled with rising prices, the availability of steel is becoming limited as producers are rapidly consuming capacity. With a recovering U.S. economy, we expect the demand for raw materials and related costs to increase. However, we are very focused on finding solutions to increasing steel costs and continue to concentrate our efforts on ongoing overall cost reduction initiatives.

With the economic recovery well underway in North America and a modest recovery projected in the Euro zone for calendar 2004, demand for our core access equipment is strengthening. Order patterns strengthened considerably in the second quarter for all product groups, and we remain cautiously optimistic that order patterns will continue to reflect increased fleet refreshment activity and customer confidence.

In the discussion and analysis of financial condition and results of operations that follows, we attempt to list contributing factors in order of significance to the point being addressed.

RESULTS FOR THE SECOND QUARTERS OF FISCAL 2004 AND 2003
We reported net income of $2.2 million, or $.05 per share on a diluted basis, for the second quarter of fiscal 2004, compared to net income of $4.2 million, or $.10 per share on a diluted basis, for the second quarter of fiscal 2003. As discussed below and more fully described in Note 14 of the Notes to Condensed Consolidated Financial Statements, earnings for the second quarter of fiscal 2004 and fiscal 2003 included charges of $0.1 million ($36 thousand net of tax) and $1.3 million ($0.9 million net of tax), respectively, related to repositioning our operations to more appropriately align our costs with our business activity. In addition, earnings for the second quarter of fiscal 2004 included $4.1 million ($2.6 million net of tax) of integration expenses related to our acquisition of the OmniQuip business unit ("OmniQuip") of Textron Inc. Also, earnings for the second quarter of fiscal 2004 included favorable currency adjustments of $0.7 million ($0.4 million net of tax) compared to favorable currency adjustments of $7.6 million ($5.2 million net of tax) for the second quarter of fiscal 2003.

Our revenues for the second quarter of fiscal 2004 were $236.5 million, up 56.3% from the $151.3 million in the comparable year-ago period. Our revenues for the second quarter of fiscal 2004 included OmniQuip revenues of $49.8 million. The following tables outline our revenues by segment, products and geography (in thousands) for the quarter ended:

                                                                   January 31,
                                                                2004         2003
                                                             ----------   ---------
Segment:
  Machinery                                                   $192,266     $109,550
  Equipment Services                                            40,822       36,676
  Access Financial Solutions (a)                                 3,442        5,087
                                                              --------     --------
                                                              $236,530     $151,313
                                                              ========     ========

Product:
  Aerial work platforms                                       $109,354     $ 79,615
  Telehandlers                                                  69,908       19,417
  Excavators                                                    13,004       10,518
  After-sales service and support, including parts sales,
    and used and reconditioned equipment sales                  38,273       34,411
  Financial products (a)                                         3,442        4,836
  Rentals                                                        2,549        2,516
                                                              --------     --------
                                                              $236,530     $151,313
                                                              ========     ========

Geographic:
  United States                                               $177,542     $107,920
  Europe                                                        40,286       32,816
  Other                                                         18,702       10,577
                                                              --------     --------
                                                              $236,530     $151,313
                                                              ========     ========

(a) Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The increase in Machinery segment revenues from $109.6 million to $192.3 million, or 75.5%, was principally attributable to the additional sales from OmniQuip products, increased sales of aerial work platforms in North America, Europe, Australia and Latin America, higher telehandler sales from new products, principally the new North America all-wheel-steer machines, and increased sales of our excavator product line. The increase in Equipment Services segment revenues from $36.7 million to $40.8 million, or 11.3%, was principally attributable to the additional OmniQuip revenues and increased service parts sales, partially offset by lower rebuild and rental fleet sales. The decrease in Access Financial Solutions segment revenues from $5.1 million to $3.4 million, or 32.3%, was principally attributable to an early payoff of a financed receivable, partially offset by income received on a larger portfolio of pledged finance receivables from prior monetization transactions. While we have increased interest income attributable to our pledged finance receivables, a corresponding increase in our limited recourse debt results in $2.7 million of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, payments to monetization purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.

Our domestic revenues for the second quarter of fiscal 2004 were $177.5 million, up 64.5% from the comparable year-ago period revenues of $107.9 million. The increase in our domestic revenues was primarily attributable to the additional sales from OmniQuip products and increased sales of aerial work platforms, telehandlers, parts and excavators, partially offset by lower sales of used equipment. Revenues generated from sales outside the United States for the second quarter of fiscal 2004 were $59 million, up 35.9% from the comparable year-ago period revenues of $43.4 million. The increase in our revenues generated from sales outside the United States was primarily attributable to increased sales of aerial work platforms in Europe, Australia and Latin America.

Our gross profit margin was 18.4% for the second quarter of fiscal 2004 compared to the prior year quarter's 17.2% due to higher margins in each of our segments. The gross profit margin of our Machinery segment was 13.5% for the second quarter of fiscal 2004 compared to 12.6% for the second quarter of fiscal 2003. The increase was principally due to the weakening of the U.S. dollar against the Euro, British pound and Australian dollar, partially offset by OmniQuip integration expenses of $2 million and higher product costs. The gross profit margin of our Equipment Services segment was 35.2% for the second quarter of fiscal 2004 compared to 20.2% for the corresponding period in the prior year. The increase was primarily attributable to an increase in higher margin service parts sales as a percentage of total segment revenues due primarily to the additional sales from OmniQuip and improved margins on used equipment sales. The gross profit margin of our Access Financial Solutions segment was 99.9% for the second quarter of fiscal 2004 compared to 97% for the corresponding period in the prior year. The increase was primarily attributable to an increase in financial product revenues as a percentage of total segment revenues. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses increased $12.5 million in the second quarter of fiscal 2004 compared to the prior year second quarter and as a percent of revenues were 13.9% for the current year second quarter compared to 13.4% for the prior year second quarter. Of the $12.5 million increase in our selling, administrative and product development expenses, $5.7 million was associated with the addition of OmniQuip and integration expenses. Our Machinery segment's selling, administrative and product development expenses increased $1.7 million due primarily to the addition of OmniQuip, higher payroll and related costs, amortization expense associated with the acquired OmniQuip intangible assets, an increase in pension and other postretirement benefits and costs associated with the accelerated vesting of restricted stock awards triggered by our share price appreciation. The increase in our Machinery segment's selling, administrative and product development expenses was partially offset by a decrease in bad debt provisions. Our Equipment Services segment's selling and administrative expenses increased $0.8 million due primarily to the addition of OmniQuip and higher payroll and related costs. Our Access Financial Solutions segment's selling and administrative expenses increased $0.4 million due primarily to an increase in bad debt provisions, partially offset by lower payroll and related costs. Our general corporate selling, administrative and product development expenses increased $9.6 million primarily due to an increase in bad debt provisions for specific reserves related to certain customers, OmniQuip integration expenses of $3.3 million, costs associated with the accelerated vesting of restricted stock awards triggered by our share price appreciation, the addition of OmniQuip, a discretionary profit sharing contribution paid for calendar year 2003 compared to no contribution for calendar year 2002, an increase in pension and other postretirement benefits and higher payroll and related costs.

During the second quarter of fiscal 2003, we announced further actions related to our ongoing longer-term strategy to streamline operations and reduce fixed and variable costs. As part of our capacity rationalization plan commenced in early 2001, the 130,000-square foot Sunnyside facility in Bedford, Pennsylvania, which produced selected scissor lift models, was idled and production integrated into our Shippensburg, Pennsylvania facility. Additionally, reductions in selling, administrative and product development costs resulted from changes in our global organization and from process consolidations. As a result, pursuant to the plan we anticipate incurring a pre-tax charge of $5.9 million. In addition, we will spend approximately $3.5 million on capital requirements.

During the second quarter of fiscal 2004, we incurred approximately $0.1 million of the pre-tax charge discussed above, consisting of charges related to relocating certain plant assets and start-up costs, which were reported in cost of sales, compared to $1.2 million during the second quarter of fiscal 2003, which were reported as restructuring costs. In addition, during the second quarter of fiscal 2004, we paid and charged $0.1 million of termination benefits and relocation costs against the accrued liability.

During fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at this facility have been integrated into our McConnellsburg, Pennsylvania facility. As a result, pursuant to the plan we anticipate incurring a pre-tax charge of $7.7 million.

During the second quarter of fiscal 2004 and 2003, we incurred $0 and $0.1 million, respectively, of the pre-tax charge related to our closure of the Orrville, Ohio facility, consisting of production relocation costs, which were reported in cost of sales.

For additional information related to our capacity rationalization plans, see
Note 14 of the Notes to Condensed Consolidated Financial Statements of this report.

The increase in interest expense of $3.5 million for the second quarter of fiscal 2004 was primarily due to interest associated with our 8 1/4% senior unsecured notes due 2008 that were sold during the fourth quarter of fiscal 2003 and increased interest expense associated with our limited recourse and non-recourse monetizations. Interest expense associated with our limited recourse and non-recourse monetizations was $2.7 million and $1.4 million for the second quarters of fiscal 2004 and 2003, respectively.

Our miscellaneous income (deductions) category included currency gains of $0.7 million in the second quarter of fiscal 2004 compared to gains of $7.6 million in the corresponding prior year period. The decrease in currency gains was primarily attributable to our relatively high unhedged position during the second quarter of fiscal 2003.

Our provision for income taxes in the second quarter of fiscal 2004 reflects an estimated annual tax rate of 38% compared to 32% for the second quarter of fiscal 2003. The increase in the rate was primarily due to lower estimated benefits related to export sales and the geographic mix of profits. If the estimates and related assumptions used to calculate the effective tax rate change in the future, we may be required to adjust our effective rate which could change income tax expense.

RESULTS FOR THE FIRST SIX MONTHS OF FISCAL 2004 AND 2003
We reported net income of $2.7 million, or $.06 per share on a diluted basis, for the first six months of fiscal 2004, compared to net income of $4.6 million, or $.11 per share on a diluted basis, for the first six months of fiscal 2003. Earnings for the first six months of fiscal 2004 and fiscal 2003 included restructuring and restructuring-related charges of $0.1 million ($0.1 million net of tax) and $1.4 million ($1.0 million net of tax), respectively. In addition, earnings for the first six months of fiscal 2004 included $8.0 million ($5.1 million net of tax) of integration expenses related to our acquisition of OmniQuip. Also, earnings for the first six months of fiscal 2004 included favorable currency adjustments of $0.8 million ($0.5 million net of tax) compared to favorable currency adjustments of $5.1 million ($3.5 million net of tax) for the first six months of fiscal 2003.

Our revenues for the first six months of fiscal 2004 were $450.1 million, up 44.4% from the $311.8 million in the comparable year-ago period. Our revenues for the first six months of fiscal 2004 included OmniQuip revenues of $103.2 million. The following tables outline our revenues by segment, products and geography (in thousands) for the six months ended:

                                                                   January 31,
                                                                2004         2003
                                                             ----------    ---------
Segment:
  Machinery                                                   $361,224     $234,096
  Equipment Services                                            81,637       68,047
  Access Financial Solutions (a)                                 7,254        9,657
                                                              --------     --------
                                                              $450,115     $311,800
                                                              ========     ========

Product:
  Aerial work platforms                                       $198,614     $170,928
  Telehandlers                                                 141,916       47,019
  Excavators                                                    20,694       16,149
  After-sales service and support, including parts sales,
    and used and reconditioned equipment sales                  77,707       64,253
  Financial products (a)                                         7,118        9,226
  Rentals                                                        4,066        4,225
                                                              --------     --------
                                                              $450,115     $311,800
                                                              ========     ========

Geographic:
  United States                                               $349,213     $225,270
  Europe                                                        64,237       64,064
  Other                                                         36,665       22,466
                                                              --------     --------
                                                              $450,115     $311,800
                                                              ========     ========


    (a) Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The increase in Machinery segment revenues from $234.1 million to $361.2 million, or 54.3%, was principally attributable to the additional sales from OmniQuip products, increased sales of aerial work platforms in North America and Australia, higher telehandler sales from new products, principally the new North America all-wheel-steer machines, and increased sales of our excavator product line. The increase in Equipment Services segment revenues from $68 million to $81.6 million, or 20%, was principally attributable to the additional OmniQuip revenues and increased service parts sales, partially offset by lower rebuild and rental fleet sales. The decrease in Access Financial Solutions segment revenues from $9.7 million to $7.3 million, or 24.9%, was principally attributable to an early payoff of a financed receivable, partially offset by income received on a larger portfolio of pledged finance receivables from prior monetization transactions. While we have increased interest income attributable to our pledged finance receivables, a corresponding increase in our limited recourse debt results in $5.4 million of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, payments to monetization purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.

Our domestic revenues for the first six months of fiscal 2004 were $349.2 million, up 55% from the comparable year-ago period revenues of $225.3 million. The increase in our domestic revenues was primarily attributable to the additional sales from OmniQuip products and increased sales of aerial work platforms, telehandlers, parts and excavators, partially offset by lower sales of used equipment. Revenues generated from sales outside the United States for the first six months of fiscal 2004 were $100.9 million, up 16.6% from the comparable year-ago period revenues of $86.5 million. The increase in our revenues generated from sales outside the United States was primarily attributable to increased sales of aerial work platforms in Australia.

Our gross profit margin was 18.2% for the first six months of fiscal 2004 compared to the prior year period's 17.7%. The increase was primarily attributable to higher margins in our Equipment Services and Access Financial Solutions segments, offset in part by lower margins in our Machinery segment. The gross profit margin of our Machinery segment was 13.3% for the first six months of fiscal 2004 compared to 13.8% for the first six months of fiscal 2003. The decrease was principally due to OmniQuip integration expenses of $4.7 million and higher product costs, partially offset by the weakening of the U.S. dollar against the Euro, British pound and Australian dollar. The gross profit margin of our Equipment Services segment was 32.6% for the first six months of fiscal 2004 compared to 20% for the corresponding period in the prior year. The increase was primarily attributable to an increase in higher margin service parts sales as a percentage of total segment revenues due primarily to the additional sales from OmniQuip and improved margins on used equipment sales. The gross profit margin of our Access Financial Solutions segment was 97.8% for the first six months of fiscal 2004 compared to 96.6% for the corresponding period in the prior year. The increase was primarily attributable to an increase in financial product revenues as a percentage of total segment revenues. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses increased $19.6 million in the first six months of fiscal 2004 compared to the first six months of the prior year and as a percent of revenues were 13.6% for the first six months of the current year compared to 13.4% for the first six months of the prior year. Of the $19.6 million increase in our selling, administrative and product development expenses, $10.4 million was associated with the addition of OmniQuip and integration expenses. Our Machinery segment's selling, administrative and product development expenses increased $3.9 million due primarily to the addition of OmniQuip, higher payroll and related costs, amortization expense associated with the acquired OmniQuip intangible assets, an increase in pension and other postretirement benefits and costs associated with the accelerated vesting of restricted stock awards triggered by our share price appreciation. The increase in our Machinery segment's selling, administrative and product development expenses was partially offset by a decrease in bad debt provisions. Our Equipment Services segment's selling and administrative expenses increased $1 million due primarily to the addition of OmniQuip and higher payroll and related costs. Our Access Financial Solutions segment's selling and administrative expenses decreased $0.3 million due primarily to a decrease in software costs, lower payroll and related costs and a decrease in bad debt provision. Our general corporate selling, administrative and product development expenses increased $15 million due primarily to an increase in bad debt provisions, OmniQuip integration expenses of $3.3 million, the addition of OmniQuip, costs associated with the accelerated vesting of restricted stock awards triggered by our share price appreciation, a discretionary profit sharing contribution paid for calendar year 2003 compared to no contribution for calendar year 2002, an increase in pension and other postretirement benefits and higher payroll and related costs.

During the first six months of fiscal 2004, we incurred approximately $0.1 million of the pre-tax charge related to the idling of our Bedford, Pennsylvania facility, discussed above, consisting of accruals for termination benefit costs and relocation costs and charges related to relocating certain plant assets and start-up costs, which were reported in cost of sales, compared to $1.2 million during the first six months of fiscal 2003, which were reported as restructuring costs. In addition, during the first quarter of fiscal 2004, we paid and charged $0.2 million of termination benefits and relocation costs against the accrued liability.

During the first six months of fiscal 2004 and 2003, we incurred $0 and $0.2 million, respectively, of the pre-tax charge related to our closure of the Orrville, Ohio facility, discussed above, consisting of production relocation costs, which were reported in cost of sales. Additionally, during the first six months of fiscal 2004, we paid and charged $0.1 million of lease termination costs against the accrued liability.

The increase in interest expense of $7.8 million for the first six months of fiscal 2004 was primarily due to interest associated with our 8 1/4% senior unsecured notes due 2008 that were sold during the fourth quarter of fiscal 2003 and increased interest expense associated with our limited recourse and non-recourse monetizations. Interest expense associated with our limited recourse and non-recourse monetizations was $5.4 million and $2.8 million for the first six months of fiscal 2004 and 2003, respectively.

Our miscellaneous income (deductions) category included currency gains of $0.8 million in the first six months of fiscal 2004 compared to gains of $5.1 million in the corresponding prior year period. The decrease in currency gains was primarily attributable to our relatively high unhedged position during the first six months of fiscal 2003.

Our provision for income taxes in the first six months of fiscal 2004 reflects an estimated annual tax rate of 37% compared to 32% for the first six months of fiscal 2003. The increase in the rate was primarily due to lower estimated benefits related to export sales and the geographic mix of profits. If the estimates and related assumptions used to calculate the effective tax rate change in the future, we may be required to adjust our effective rate which could change income tax expense.

OMNIQUIP ACQUISITION
On August 1, 2003, we acquired the OmniQuip business unit of Textron Inc. ("Textron"), which includes all operations relating to the Sky Trak and Lull brand commercial telehandler products and the All-Terrain Lifter, Army System and the Millennia Military Vehicle military telehandler products, for $105.4 million, which included transaction expenses of $5.4 million, with $90 million paid in cash at closing and $10 million paid in the form of an unsecured subordinated promissory note due on the second anniversary of the closing date. On February 4, 2004, we paid off the $10 million unsecured subordinated promissory note and post-closing purchase price adjustments in favor of Textron totaling $1.5 million.

The following table shows the major components of operating income for the OmniQuip operation on a stand-alone basis:

                                                                               Six
                                                 Three Months Ended           Months
                                                                               Ended
                                               October 31,    January 31,    January 31,
                                                  2003          2004           2004
                                              -----------   ------------    ----------
Revenues                                         $53,435        $49,787      $103,222
Gross profit                                       6,617          9,053        15,670
Selling, administrative and product
  development expenses                             4,679          5,708        10,387
Operating income                                  $1,938         $3,345        $5,283

The increase in OmniQuip's operating income in the second quarter of fiscal 2004 compared to the first quarter of fiscal 2004 was primarily the result of the $2.1 million inventory step-up costs recorded in the first quarter, partially offset by higher integration expenses incurred during the second quarter. Operating income for the first and second quarters of fiscal 2004 included $3.9 million and $4.1 million, respectively, of integration expenses associated with our acquisition of OmniQuip. Integration expenses include the costs of the integration team, start-up costs related to moving production, retention bonuses and the inventory step-up recorded in purchase accounting.

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

Goodwill: We perform a goodwill impairment test on at least an annual basis and more frequently in certain circumstances. We cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill that totaled $66.5 million at January 31, 2004 and $29.5 million at July 31, 2003. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in a relationship with a significant customer.

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

In addition, we monetize a substantial portion of the receivables originated by AFS through an ongoing program of syndications, limited recourse financings and other monetization transactions. In connection with some of these monetization transactions, we have limited recourse obligations of $24.5 million as of January 31, 2004 related to possible defaults by the obligors under the terms of the contacts, which comprise these finance receivables. Allowances have been established related to these monetization transactions based upon the current financial position of these customers and based on estimates and judgments made from information available at that time. If the financial condition of these obligors were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Restructuring and Restructuring-Related: As more fully described in Note 14 of the Notes to Condensed Consolidated Financial Statements, we recognized pre-tax restructuring and restructuring-related charges of $0.1 million, $4.0 million and $6.7 million during the first six months of fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The related reserves reflect estimates, including those pertaining to separation costs, settlements of contractual obligations, and asset valuations. We reassess the reserve requirements to complete each individual plan within the program at the end of each reporting period or as conditions change. Actual experience has been and may continue to be different from the estimates used to establish the reserves. At January 31 2004, we had liabilities established in conjunction with these activities of $21.3 million, including the accrued liabilities associated with the acquisition of OmniQuip, and assets held for sale of $6.2 million.

Revenue Recognition: Sales of non-military equipment and service parts are unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are "free-on-board" shipping point (FOB shipping point). However, certain sales, including our All-Terrain Lifter, Army System ("ATLAS") brand of military telehandler products, may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the units and risks of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order other than customary post-sales support activities. During the first six months of fiscal 2004, approximately 2% of our sales were invoiced and the revenue recognized prior to customers taking physical possession. In the instance that our shipping terms are "shipping point destination," revenue is recorded at the time the goods reach our customers.

The sales terms for our ATLAS brand of military telehandler products are FOB Origin. In addition, the ATLAS telehandler products must pass inspection by a government Quality Assurance Representative ("QAR") at the point of production to insure adequate special paint requirements. The sales terms of our Millennia Military Vehicle ("MMV") brand of military telehandler products are FOB Destination. In addition, the MMV telehandler products must pass inspection by a government QAR at the point of production to insure adequate special paint requirements and must pass inspection by a government representative at the point of destination to insure against damage during transportation and verify delivery.

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

FINANCIAL CONDITION
Cash used in operating activities was $22 million for the first six months of fiscal 2004 compared to $92.6 million in the comparable period of fiscal 2003. The decrease in cash usage primarily resulted from days payables outstanding decreasing 12 days during the first six months of fiscal 2004 compared to decreasing 31 days during the first six months of fiscal 2003. Days payables outstanding were 59 days, 71 days, 36 days and 67 days at January 31, 2004, July 31, 2003, January 31, 2003 and July 31, 2002, respectively. In addition, there were fewer originations of finance receivables during the first six months of fiscal 2004 compared to the same period of fiscal 2003 as a result of the program agreement we entered into in September 2003 with GE Dealer Finance, a division of General Electric

Capital Corporation ("GECC"), to provide financing solutions for our customers and a lower volume for customer financing. Accounts receivable increased for the first six months of fiscal 2004 compared to a decrease for the first six months of fiscal 2003 primarily due to increased sales in the 2004 period compared to a decrease in day's sales outstanding at January 31, 2003 compared to July 31, 2002.

Investing activities during the first six months of fiscal 2004 used $109.1 million of cash compared to $4.7 million used for the first six months of fiscal 2003. The increase in cash usage was principally due to the acquisition of OmniQuip that was completed during the first quarter of fiscal 2004 and lower sales of our rental fleet during the first six months of fiscal 2004 compared to the first six months of fiscal 2003.

Financing activities provided cash of $15.9 million for the first six months of fiscal 2004 compared to $99.3 million for the first six months of fiscal 2003. The decrease in cash provided by financing activities was largely attributable to lower borrowings under our credit facilities due to working capital reductions discussed above and fewer monetizations of our finance receivables due to the impact of prior monetizations on the relative marketability of our remaining receivables portfolio and the new financing program discussed above.

The following table provides a summary of our contractual obligations (in thousands) at January 31, 2004:

                                                             Payments Due by Period
                                                ------------------------------------------------
                                                Less than       1-3                      After 5
                                    Tota          1 Year       Years      4-5 Years      Years
                                  ----------    ---------    ---------   ----------   ----------
Short and long-term debt (a)       $314,326     $  1,758     $ 12,123     $125,367     $175,078
Limited recourse debt               150,283       40,824       69,929       32,517        7,013
Operating leases (b)                 28,904        6,105       14,017        3,295        5,487
                                   --------     --------     --------     --------     --------
  Total contractual obligation     $493,513     $ 48,687     $ 96,069     $161,179     $187,578
                                   ========     ========     ========     ========     ========


(a) Included in long-term debt is our senior secured revolving credit facility with a group of financial institutions that provide an aggregate commitment of $175 million. We also have a $15 million cash management facility with a term of one year, renewable annually. Both facilities are secured by a lien on substantially all of our assets. Availability of credit requires compliance with financial and other covenants. If we were to become in default of these covenants, the financial institutions could call the loans. On February 4, 2004, we paid off the $10 million unsecured subordinated promissory note payable to a subsidiary of Textron related to the acquisition of OmniQuip, which is included in the $12.1 million due within one to three years in the table above.

(b) In accordance with SFAS No. 13, "Accounting for Leases," operating lease obligations are not reflected in the balance sheet.

The following table provides a summary of our other commercial commitments (in thousands) at January 31, 2004:

                                              Amount of Commitment Expiration Per Period
                                           ------------------------------------------------
                                Total
                               Amounts      Less than                              Over 5
                              Committed      1 Year     1-3 Years     4-5 Years     Years
                             -----------    --------    ----------    ---------   ---------
Standby letters of credit     $ 10,179     $ 10,179     $   --       $   --       $   --
Guarantees (a)                 107,623        1,842       45,890       41,178       18,713
                              --------     --------     --------     --------     --------
  Total commercial
    commitments               $117,802     $ 12,021     $ 45,890     $ 41,178     $ 18,713
                              ========     ========     ========     ========     ========


(a) We discuss our guarantee agreements in Note 15 of Notes to Condensed Consolidated Financial Statements of this report.

On August 1, 2003, we completed our acquisition of OmniQuip, which includes all operations relating to the Sky Trak and Lull brand telehandler products. See
Note 3 of the Notes to Condensed Consolidated Financial Statements of this report. The purchase price was $100 million, with $90 million paid in cash at closing and $10 million paid in the form of an unsecured subordinated promissory note due on the second anniversary of the closing date. In addition, we incurred $5.4 million in transaction expenses. We funded the cash portion of the purchase price and the transaction expenses with remaining unallocated proceeds from the sale of our $125 million senior notes due 2008 and anticipate funding approximately $47.4 million in integration expenses over a four-year period with cash generated from operations and borrowings under our credit facilities. On February 4, 2004, we paid off the $10 million unsecured subordinated promissory note payable to a subsidiary of Textron related to the acquisition of OmniQuip and post-closing purchase price adjustments in favor of Textron totaling $1.5 million.

Our principle sources of liquidity for the next twelve months will be cash generated from operations, borrowings under our credit facilities and monetizations of finance receivables originated by our Access Financial Solutions segment. Availability of funds under our credit facilities and monetizations of finance receivables depend on a variety of factors described below. As of January 31, 2004, we had an unused credit commitment totaling $190 million.

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

With the commencement of our Access Financial Solutions segment in fiscal 2002, we initially relied on cash generated from operations and borrowings under our credit facilities to fund our origination of customer finance receivables. Through this approach, we generated a diverse portfolio of financial assets which we seasoned and began to monetize principally through limited recourse syndications. Our ability to continue originations of finance receivables to be held by us as financial assets depends on the availability of monetizations, which, in turn, depends on the credit quality of our customers, the degree of credit enhancement or recourse that we are able to offer, and market demand among third-party financial institutions for our finance receivables. During the first six months of fiscal 2004 and all of fiscal 2003, we monetized $13.4 million and $112.8 million, respectively, in finance receivables through syndications. Although monetizations generate cash, under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," the monetized portion of our finance receivables portfolio remains recorded on our balance sheet as limited recourse debt.

Beginning with fiscal 2004, we expect that our originations and monetizations of finance receivables will continue, but at lower levels than in prior years, and that our limited recourse debt balance will begin to decline. In September 2003 we entered into a program agreement with GECC to provide "private label" financing solutions for our customers. Under this agreement, our customers will continue to have direct interaction with our Access Financial Solutions personnel, but with GECC providing direct funding for transactions that meet agreed credit criteria subject to limited recourse to us. Transactions funded by GECC will not be held by us as financial assets, and therefore their subsequent monetization will not be recorded on our balance sheet as limited recourse debt. Transactions not funded by GECC may still be funded by us to the extent of our liquidity sources and subsequently monetized or may be funded directly by other credit providers.

As discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements of this report, we are a party to multiple agreements whereby we guarantee $107.6 million in indebtedness of others. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. Also as discussed in
Note 15 of the Notes to Condensed Consolidated Financial Statements of this report our future results of operations, financial condition and liquidity may be affected to the extent that our ultimate exposure with respect to product liability varies from current estimates. And as reported in Item 1 of Part II of this report, the Securities and Exchange Commission ("SEC") has commenced an informal inquiry relating to our accounting and financial reporting following our February 18, 2004 announcement that we would be restating our audited financial statements for the fiscal year ended July 31, 2003 and possibly for the first fiscal quarter ended October 31, 2003. Although the SEC's notification advised that the existence of the inquiry should not be construed as an expression or opinion of the SEC that any violation of law has occurred, nor should it reflect adversely on the character or reliability of any person or entity or on the merits of our securities, until this inquiry is resolved it may have an adverse effect on our ability to undertake additional financing or capital markets transactions. In addition, professional services expenses associated with the financial restatement and related activity incurred in the third quarter of fiscal 2004 will offset the incremental profit that we will be recognizing during the first three quarters of fiscal 2004.

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

Overall economic indicators in North America remain encouraging. The Gross Domestic Product growth remains strong and, according to many experts, is projected to grow in excess of 4% for the full year with a revival in nonresidential construction likely to offset softening residential construction and public spending as states battle fiscal constraints. The Institute for Supply Management ("ISM") recently reported the December Purchasing Managers Index ("PMI") at 66.2%, up from 62.8% in November, representing growth for the sixth consecutive month, and indicating that the manufacturing sector is experiencing a much-needed recovery, although there still exists a large amount of spare manufacturing capacity. According to ISM, with PMI growing at an accelerating rate, the manufacturing sector enjoyed its best months since December 1983 with much of the momentum in new orders and shrinking inventories.

Additionally, the Federal Open Market Committee's decision to keep its target for the federal funds rate at 1% signals its belief that the current monetary policy, coupled with productivity improvement, is providing important ongoing support to economic growth. However, the prevailing low interest rates have had little, if any, impact on the market availability of equipment financing. Rather, the performance of the underlying equipment rental industry is a key component in determining the demand on capital resources.

During the depression faced by the capital goods sector over the last few years, rental companies have continued their focus on strengthening their balance sheets and improving cash flows in order to be able to support additional capital expenditures. Although the equipment rental industry, which comprises the majority of our customer base, has experienced a difficult credit environment, there are positive signs that some of the lending institutions are beginning to take another look at this industry. As utilization rates and rental rates continue to strengthen and improve, the equipment rental industry is expected to be in a stronger position to avail itself of the capital needed to purchase equipment and continue to refresh rental fleets.

Integration of the OmniQuip acquisition is on track and ahead of an aggressive schedule. Work continues toward completing the transfer of all remaining activity including the worldwide service parts business by the end of our current fiscal year. The second phase of our integration plan, commonization of the supply base and integration of the OmniQuip and JLG brands and marketing programs, is well underway. And, phase three of the plan, evaluating standardization of design, has commenced, the details of which will depend for the most part on customer input regarding the critical characteristics of each of our brands.

Order patterns strengthened considerably in the second quarter for all product groups, and overall economic indicators affecting demand for our products in North America, Australia and Asia-Pacific remain encouraging, somewhat offset by continuing lagging demand in the Euro Zone. The improving economy and other factors are putting pressure on costs of some of our raw materials, principally steel and energy. The most significant factor in steel availability is the weak U.S. dollar that has made U.S. steel more competitive internationally but reduced imports and increased the prices of ore, coke and scrap. Steel prices are approaching their highest levels in over a decade. Steel production is also rising, driven by demand from China, but production increases are straining raw material sources. Therefore, supply of steel is restricted by production constraints, raw material availability and prices. However, we are continuing to work closely with our suppliers. In addition, we are examining possible customer pricing actions that we may take to mitigate the excessively high steel prices in the short-term as we well as continuing to focus efforts on ongoing cost reduction initiatives. We remain cautiously optimistic that order patterns will continue to reflect increased fleet refreshment activity and customer confidence. Therefore, in fiscal 2004 we expect to generate substantially higher revenues and stronger earnings than fiscal 2003.

RECENT ACCOUNTING PRONOUNCEMENTS
Information regarding recent accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements of the report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage exposure to these risks principally through our regular operating and financing activities.

We are exposed to changes in interest rates as a result of our outstanding debt. In June 2003, we entered into a $70 million fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% in order to mitigate our interest rate exposure. The basis of the variable rate paid is the London Interbank Offered Rate (LIBOR) plus

4.51%. In July 2003, we entered into a $62.5 million fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 1/4% in order to mitigate our interest rate exposure. The basis of the variable rate paid is the London Interbank Offered Rate (LIBOR) plus 5.15%. These swap agreements are designated as hedges of the fixed-rate borrowings which are outstanding and are structured as perfect hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." During fiscal 2003, we terminated our $87.5 million notional fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% that we entered into during June 2002, which resulted in a deferred gain of $6.2 million. This $6.2 million deferred gain will offset interest expense over the remaining life of the debt. At January 31, 2004, we had $132.5 million of interest rate swap agreements outstanding. Total interest bearing liabilities at January 31, 2004 consisted of $125.7 million in variable-rate borrowing and $338.9 million in fixed-rate borrowing. At the current level of variable-rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $0.9 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed-rate debt.

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

In response to the matter identified, we have taken significant steps to strengthen control processes and procedures in order to identify and rectify the accounting error and prevent the recurrence of the circumstances that resulted in the need to restate prior period financial statements. In March 2004, we corrected the identified weaknesses in our disclosure controls and procedures that led to the above error by taking the following steps, among others:

    - Strenghtening our documentation and formal process to review and approve proposed revenue transactions prior to their occurrence.
    - Supplementing our revenue recognition policy to include a clearly understandable summary of key elements of the policy to better ensure broader understanding of the policy among our personnel.
    - Conducting training sessions for affected employees on applicable policies and procedures.

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
JLG Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLG Industries, Inc. as of January 31, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended January 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the six-month periods ended January 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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



                                                      /s/ Ernst & Young LLP

Baltimore, Maryland
March 11, 2004

PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
On February 27, 2004, we announced our notification that the SEC has begun an informal inquiry relating to accounting and financial reporting following our February 18, 2004 announcement that we would be restating our audited financial statements for the fiscal year ended July 31, 2003 and possibly for the first fiscal quarter ended October 31, 2003. The notification advised that the existence of the inquiry should not be construed as an expression or opinion of the SEC that any violation of law has occurred, nor should it reflect adversely on the character or reliability of any person or entity or on the merits of our securities.

ITEMS 2 - 5

None/not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

    10.1  JLG Industries, Inc. Long Term Incentive Plan

    10.2 JLG Industries, Inc. Directors' Deferred Compensation Plan amended and restated as of November 1, 2003

    10.3 JLG Industries, Inc. Executive Deferred Compensation Plan amended and restated as of November 1, 2003

    10.4 Amendment number one and waiver under Revolving Credit Agreement dated February 4, 2004 between JLG Industries, Inc., the several banks and other financial institutions and lenders from time to time party hereto, the Lenders, SunTrust Bank, as Administrative Agent, Manufacturers and Traders Trust Company, as Syndication Agent, and Standard Federal Bank N.A., as Documentation Agent.

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

    31.2  Section 302 Certification of Chief Financial Officer

    32.1  Section 906 Certification of Chief Executive Officer

    32.2  Section 906 Certification of Chief Financial Officer

    99    Cautionary Statements Pursuant to the Securities Litigation Reform Act

(b) We furnished a Current Report on Form 8-K on November 20, 2003, which included our Press Release dated November 20, 2003. The items reported on such Form 8-K were Item 7. (Financial Statements, Pro Forma Financial Statements and Exhibits) and Item 9. (Regulation FD Disclosure). We filed a Current Report on Form 8-K on January 15, 2004, which included our Press Release dated January 15, 2004. The items reported on such Form 8-K were
    Item 5. (Other Events) and Item 7. (Financial Statements, Pro Forma Financial Statements and Exhibits).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           JLG INDUSTRIES, INC.
                                           (Registrant)



Date: March 16, 2004                       /s/ James H. Woodward, Jr.
                                           ------------------------------------
                                           James H. Woodward, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


Date: March 16, 2004                       /s/ John W. Cook
                                           ------------------------------------
                                           John W. Cook
                                           Chief Accounting Officer
                                           (Chief Accounting Officer)