Form 10-Q
period 2004-04-30
JLG INDUSTRIES INC
filed 2004-05-27
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2004

or

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

The number of shares of capital stock outstanding as of May 21, 2004 was 43,668,340.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 30,	July 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,945	$132,809
Accounts receivable – net	372,500	257,519
Finance receivables – net	4,473	3,168
Pledged finance receivables – net	36,027	41,334
Inventories	164,160	122,675
Other current assets	42,086	46,474

Total current assets	632,191	603,979
Property, plant and equipment – net	88,277	79,699
Equipment held for rental – net	18,687	19,651
Finance receivables, less current portion	28,797	31,156
Pledged finance receivables, less current portion	95,851	119,073
Goodwill	66,501	29,509
Intangible assets – net	32,979	—
Other assets	66,434	53,135

	$1,029,717	$936,202

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$14,843	$1,472
Current portion of limited recourse debt from finance receivables monetizations	37,086	45,279
Accounts payable	123,984	83,408
Accrued expenses	102,582	91,057

Total current liabilities	278,495	221,216
Long-term debt, less current portion	314,798	294,158
Limited recourse debt from finance receivables monetizations, less current portion	98,367	119,661
Accrued post-retirement benefits	28,798	26,179
Other long-term liabilities	30,501	15,160
Provisions for contingencies	14,740	12,114
Shareholders’ equity
Capital stock:
Authorized shares: 100,000 at $.20 par Issued and outstanding shares: 43,659; fiscal 2003 – 43,367	8,732	8,673
Additional paid-in capital	25,883	23,597
Retained earnings	239,215	228,490
Unearned compensation	(2,856)	(5,428)
Accumulated other comprehensive loss	(6,956)	(7,618)

Total shareholders’ equity	264,018	247,714

	$1,029,717	$936,202

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Revenues
Net sales	$312,650	$199,282	$751,581	$497,631
Financial products	3,913	5,152	11,031	14,378
Rentals	2,124	1,336	6,190	5,561

	318,687	205,770	768,802	517,570
Cost of sales	255,050	171,125	623,452	427,711

Gross profit	63,637	34,645	145,350	89,859
Selling and administrative expenses	34,052	20,087	86,117	53,949
Product development expenses	5,987	4,561	15,195	12,351
Restructuring charges	—	1,433	11	2,616

Income from operations	23,598	8,564	44,027	20,943
Interest expense	(9,400)	(6,764)	(28,824)	(18,340)
Miscellaneous, net	(621)	1,383	2,659	7,279

Income before taxes	13,577	3,183	17,862	9,882
Income tax provision	4,890	1,018	6,484	3,162

Net income	$8,687	$2,165	$11,378	$6,720

Earnings per common share	$.20	$.05	$.27	$.16

Earnings per common share – assuming dilution	$.20	$.05	$.26	$.16

Cash dividends per share	$.005	$.005	$.015	$.015

Weighted average shares outstanding	42,836	42,598	42,821	42,587

Weighted average shares outstanding – assuming dilution	44,013	42,775	43,973	42,849

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	April 30,
	2004	2003
OPERATIONS
Net income	$11,378	$6,720
Adjustments to reconcile net income to cash flow from operating activities:
Loss on sale of property, plant and equipment	267	117
Loss (gain) on sale of equipment held for rental	117	(5,703)
Non-cash charges and credits:
Depreciation and amortization	20,611	15,346
Other	15,400	12,599
Changes in selected working capital items:
Accounts receivable	(84,355)	(26,334)
Inventories	(3,872)	10,973
Accounts payable	21,225	(46,647)
Other operating assets and liabilities	(7,760)	(10,654)
Changes in finance receivables	644	43,131
Changes in pledged finance receivables	(15,090)	(99,644)
Changes in other assets and liabilities	(6,682)	97

Cash flow from operating activities	(48,117)	(99,999)
INVESTMENTS
Purchases of property, plant and equipment	(8,865)	(7,995)
Proceeds from the sale of property, plant and equipment	217	216
Purchases of equipment held for rental	(16,443)	(14,351)
Proceeds from the sale of equipment held for rental	12,706	16,181
Cash portion of OmniQuip acquisition	(95,371)	—
Other	360	(664)

Cash flow from investing activities	(107,396)	(6,613)
FINANCING
Net increase (decrease) in short-term debt	13,142	(14,065)
Issuance of long-term debt	170,000	277,288
Repayment of long-term debt	(166,304)	(247,311)
Issuance of limited recourse debt	13,979	98,443
Repayment of limited recourse debt	(253)	(118)
Payment of dividends	(652)	(644)
Exercise of stock options and issuance of restricted awards	4,917	738

Cash flow from financing activities	34,829	114,331
CURRENCY ADJUSTMENTS
Effect of exchange rate changes on cash	820	2,605

CASH
Net change in cash and cash equivalents	(119,864)	10,324
Beginning balance	132,809	6,205

Ending balance	$12,945	$16,529

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2004
(in thousands, except per share data)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION/SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In our opinion, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.

Interim results for the nine-month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K/A for the fiscal year ended July 31, 2003.

Where appropriate, we have reclassified certain amounts in fiscal 2003 to conform to the fiscal 2004 presentation. We have also amended or supplemented the significant accounting policies included in our annual report on Form 10-K/A for the fiscal year ended July 31, 2003 with the following.

Revenue Recognition

Sales of non-military equipment and service parts are unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are “free-on-board” shipping point (FOB shipping point). However, certain sales, including our All-Terrain Lifter, Army System (“ATLAS”) brand of military telehandler products, may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the units and risks of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order other than customary post-sales support activities. In the instances that our shipping terms are “shipping point destination,” revenue is recorded at the time the goods reach our customers.

The sales terms for our ATLAS brand of military telehandler products are FOB Origin. In addition, the ATLAS telehandler products must pass inspection by a government Quality Assurance Representative (“QAR”) at the point of production to insure adequate special paint requirements in order for us to recognize revenue. The sales terms of our Millennia Military Vehicle (“MMV”) brand of military telehandler products are FOB Destination. In addition, the MMV telehandler products must pass inspection by a government QAR at the point of production to insure adequate special paint requirements and must pass inspection by a government representative at the point of destination to insure against damage during transportation and verify delivery in order for us to recognize revenue.

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

We ship equipment on a limited basis to certain customers on consignment which under generally accepted accounting principles allows recognition of the revenues only upon final sale of the equipment by the consignee. At April 30, 2004, we had $4 million of inventory on consignment.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, changes in operating performance and anticipated future cash flows. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of our long-lived assets may require adjustment in future periods. If actual fair value is less than our estimates, long-lived assets may be overstated on the balance sheet and a charge would need to be taken against earnings.

Goodwill

Annually, we test the impairment of our goodwill in the fourth quarter of our fiscal year by assessing the fair value of our reporting units based upon a discounted cash flow methodology. The cash flows are based on management’s projection of future financial results, including revenues, costs, working capital changes and capital expenditures and are discounted at a rate corresponding to a “market” rate. Actual results will differ from those estimates.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” our reporting unit was determined as our Machinery operating segment. We use our Machinery segment as our reporting unit because no components of the operating segment meet the criteria established in SFAS No. 142 for use as a reporting unit in determination of goodwill impairment.

If the carrying amount of the reporting unit exceeded the estimated fair value determined through that discounted cash flow methodology, goodwill impairment may be present. We would measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill.

Advertising and Promotion

Advertising has been incurred when the services have been rendered or provided.

Employee Retirement Plans

We have discretionary, defined contribution retirement plans covering our eligible U.S. employees. Our Board of Directors annually approves contributions to the plans. The contributions to the plans are based on a calendar year while our fiscal year ends July 31. Accordingly, we estimate our financial performance on a fiscal basis which could turn out significantly different on a calendar basis. We estimate contributions to these plans based upon our projected profitability and we accrue the contributions as a percent of payroll each pay period. We review the amount accrued on a quarterly basis. If our actual financial performance or the percent of payroll differs significantly from the projections, we may be required to adjust the accruals.

Sales Incentives

We recognize volume discounts and sales incentives at the time we recognize a sale based upon the contractual terms of our arrangement with the customer and, where applicable, our estimate of that customer’s annual sales volume. These programs are reflected in our Condensed Consolidated Statements of Income as a reduction of revenue. If the actual sales to the customer differ significantly from the projections, we may be required to adjust the estimates.

Stock Based Incentive Plans

At our Annual Meeting of Shareholders on November 20, 2003, shareholders approved our Long Term Incentive Plan (the “Plan”), which replaced our Amended and Restated Stock Incentive Plan and our Directors’ Stock Option Plan (the “Prior Plans”). This allowed us to combine the Prior Plans into a single integrated plan that will provide greater flexibility for additional types of awards, including performance based cash awards. We account for the award of stock options pursuant to the Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this opinion, we do not recognize compensation expense arising from the grant of stock options because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for each of the periods ended April 30:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Net income, as reported	$8,687	$2,165	$11,378	$6,720
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	753	876	2,197	2,594

Pro forma net income	$7,934	$1,289	$9,181	$4,126

Earnings per share:
Earnings per common share – as reported	$.20	$.05	$.27	$.16

Earnings per common share – pro forma	$.19	$.03	$.21	$.10

Earnings per common share – assuming dilution – as reported	$.20	$.05	$.26	$.16

Earnings per common share – assuming dilution – pro forma	$.18	$.03	$.21	$.10

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB’) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities (“VIE’s”) to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions are effective for the first annual or interim period beginning after December 15, 2003. We have determined that our only joint venture is deemed to be a business under the definition of FIN 46 and that in accordance with the interpretation, the joint venture need not be evaluated to determine if the entity is a VIE under the requirements of FIN 46. Additionally, we have concluded that we do not participate in any other structures that qualify as VIE’s as defined by FIN 46.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law which introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” As provided under FSP No. FAS 106-1, we have elected to defer accounting for the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued or until a significant event occurs that ordinarily would call for us to remeasure our plans’ assets and obligations. The guidance, when issued, could require us to change previously reported information. Additionally, the accrued benefit obligation and the net periodic postretirement benefit cost included in our condensed consolidated financial statements do not reflect the effects of the Act on our plan.

In December 2003, the FASB issued a revision to SFAS No. 132, “Employer’s Disclosures About Pensions and Other Postretirement Benefits,” which revises employers’ disclosures about pension plans and other postretirement benefit plans. The revised SFAS No. 132 requires disclosures in addition to those in the original SFAS No. 132 related to the assets, obligations, cash flows and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans, including interim disclosures regarding components of net periodic benefit costs recognized during interim periods. At April 30, 2004, we have adopted the interim disclosure provisions of SFAS No. 132.

NOTE 3 – ACQUISITION

On August 1, 2003, we acquired the OmniQuip business unit (“OmniQuip”) of Textron Inc., which includes all operations relating to the Sky Trak® and Lull® brand commercial telehandler products and the All-Terrain Lifter, Army System and the Millennia Military Vehicle military telehandler products, for $105.4 million, which included transaction expenses of $5.4 million, with $90 million paid in cash at closing and $10 million paid in the form of an unsecured subordinated promissory note due on the second anniversary of the closing date. On February 4, 2004, we paid off this $10 million unsecured subordinated promissory note payable and post-closing purchase price adjustments in favor of Textron totaling $1.5 million. In addition, we will incur estimated expenditures totaling $47.8 million over a four-year period related to our integration plan. Through April 30, 2004, we have incurred expenditures of $20.1 million related to our OmniQuip integration plan. The integration plan expenditures are associated with personnel reductions, facility closings, plant start-up costs and facility operating expenses. We funded the cash portion of the purchase price and the transaction expenses with the remaining unallocated proceeds from the sale of our $125 million senior notes due 2008, and we anticipate funding integration expenses with cash generated from operations and borrowings under our credit facilities.

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

In compliance with generally accepted accounting principles, the following unaudited pro forma financial information for the three and nine months ended April 30, 2003 reflects our consolidated results of operations as if the OmniQuip acquisition had taken place on August 1, 2002. The unaudited pro forma financial information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date.

	Three Months Ended April 30, 2003
	JLG	OmniQuip	Total
Revenues	$205,770	$51,998	$257,768
Net income (loss)	2,165	(9,566)	(7,401)
Net income (loss) per common share	.05	(.22)	(.17)
Net income (loss) per common share – assuming dilution	.05	(.22)	(.17)

	Nine Months Ended April 30, 2003
	JLG	OmniQuip	Total
Revenues	$517,570	$155,391	$672,961
Net income (loss)	6,720	(32,919)	(26,199)
Net income (loss) per common share	.16	(.77)	(.62)
Net income (loss) per common share – assuming dilution	.16	(.77)	(.61)

In connection with our acquisitions, we assess and formulate plans related to their future integration. This process begins during the due diligence process and is concluded within twelve months of the acquisition. We accrue estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made as plans are finalized, but in no event beyond one year from the acquisition date. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred.

Accrued liabilities associated with these integration activities include the following (in thousands, except headcount):

Planned Headcount Reduction:
Number of employees related to OmniQuip acquisition	350
Reductions	(324)

Balance at April 30, 2004	26

Involuntary Employee Termination Benefits:
Accrual related to OmniQuip acquisition	$10,030
Costs incurred	(3,848)

Balance at April 30, 2004	$6,182

Facility Closure and Restructuring Costs:
Accrual related to OmniQuip acquisition	$13,601
Costs incurred	(1,875)

Balance at April 30, 2004	$11,726

NOTE 4 – GOODWILL

The following table presents the rollforward of goodwill for the period from July 31, 2003 to April 30, 2004:

Balance as of August 1, 2003	$29,509
Acquisitions	36,992

Balance as of April 30, 2004	$66,501

There were no dispositions of businesses with related goodwill during the nine months ended April 30, 2004. On August 1, 2003, we acquired OmniQuip for $105.4 million, which resulted in the increase to goodwill. The acquired goodwill change in the period related to our Machinery segment.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following at April 30, 2004:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Finite Lived
Patents	$5,810	$589	$5,221
Contracts	3,800	1,425	2,375
Other	2,157	374	1,783

	11,767	2,388	9,379
Indefinite Lived
Trademarks	23,600	—	23,600

Total Intangible Assets	$35,367	$2,388	$32,979

NOTE 6 - INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year; therefore, interim LIFO inventory valuation determinations, including the determination at April 30, 2004, must necessarily be based on our estimate of expected fiscal year-end inventory levels and costs. The cost of United States inventories is based primarily on the LIFO (last-in, first-out) method. All other inventories are based on the FIFO (first-in, first-out) method.

Inventories consist of the following:

	April 30,	July 31,
	2004	2003
Finished goods	$88,248	$77,852
Raw materials and work in process	82,592	51,267

	170,840	129,119
Less LIFO provision	6,680	6,444

	$164,160	$122,675

The cost of United States inventories stated under the LIFO method was 57% and 51% at April 30, 2004 and July 31, 2003, respectively, of our total inventory.

NOTE 7 - FINANCE AND PLEDGED FINANCE RECEIVABLES

Finance receivables represent sales-type leases resulting from the sale of our products. Our sales-type leases may have a component of residual value which anticipates that a piece of equipment will have a minimum fair market value at a future point in time and the residual value accrues to us at the end of the lease. We use our experience and knowledge as an original equipment manufacturer and participate in end markets for our products along with third-party studies to provide us with values for our products in the used equipment market and to estimate residual values. We monitor these values for impairment and reflect any resulting adjustments in current earnings.

Our net investment in finance and pledged finance receivables was as follows at:

	April 30,	July 31,
	2004	2003
Gross finance and pledged finance receivables	$178,404	$205,390
Estimated residual value	22,513	35,337

	200,917	240,727
Unearned income	(32,018)	(42,811)

Net finance and pledged finance receivables	168,899	197,916
Provision for losses	(3,751)	(3,185)

	$165,148	$194,731

Of the total finance and pledged finance receivables balances at April 30, 2004 and July 31, 2003, $131.9 million and $160.4 million, respectively, are pledged finance receivables resulting from the monetization of finance receivables. In compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” these monetization transactions are accounted for as debt on our Condensed Consolidated Balance Sheets. The maximum loss exposure associated with these transactions was $23.8 million as of April 30, 2004. As of April 30, 2004, our provision for losses related to these transactions was $3.1 million.

The following table displays the contractual maturity of our finance and pledged finance receivables. It does not necessarily reflect the timing of future cash collections because of various factors including the possible refinancing or sale of finance receivables and repayments prior to maturity.

For the twelve-month periods ended April 30:

2005	$52,636
2006	51,901
2007	37,284
2008	21,511
2009	8,627
Thereafter	6,445
Residual value in equipment at lease end	22,513
Less: unearned finance income	(32,018)

Net investment in leases	$168,899

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

NOTE 9 - BASIC AND DILUTED EARNINGS PER SHARE

This table presents our computation of basic and diluted earnings per share for each of the periods ended April 30:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Net income	$8,687	$2,165	$11,378	$6,720

Denominator for basic earnings per share — weighted average shares	42,836	42,598	42,821	42,587
Effect of dilutive securities – employee stock options and unvested restricted shares	1,177	177	1,152	262

Denominator for diluted earnings per share — weighted average shares adjusted for dilutive securities	44,013	42,775	43,973	42,849

Earnings per common share	$.20	$.05	$.27	$.16

Earnings per common share – assuming dilution	$.20	$.05	$.26	$.16

During the quarter ended April 30, 2004, options to purchase 0.8 million shares of capital stock at a range of $14.75 to $21.94 per share were not included in the computation of diluted earnings per share because exercise prices for the options were more than the average market price of the capital stock.

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

Our business segment information consisted of the following for each of the periods ended April 30:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Revenues:
Machinery	$261,263	$167,630	$622,487	$401,726
Equipment Services	53,258	32,835	134,895	100,882
Access Financial Solutions	4,166	5,305	11,420	14,962

	$318,687	$205,770	$768,802	$517,570

Segment profit (loss):
Machinery	$25,190	$6,665	$43,324	$11,812
Equipment Services	15,158	6,998	39,035	18,884
Access Financial Solutions	694	716	705	3,695
General corporate	(20,229)	(9,434)	(47,410)	(21,645)

Segment profit	20,813	4,945	35,654	12,746
Add Access Financial Solutions’ interest expense	2,785	3,619	8,373	8,197

Operating income	$23,598	$8,564	$44,027	$20,943

This table presents our business segment assets at:

	April 30,	July 31,
	2004	2003
Machinery	$701,706	$563,929
Equipment Services	44,125	36,574
Access Financial Solutions	204,747	237,632
General corporate	79,139	98,067

	$1,029,717	$936,202

We manufacture our products in the United States, Belgium and France and sell these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations. Our revenues by geographic area consisted of the following for each of the periods ended April 30:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
United States	$246,985	$155,852	$596,198	$381,122
Europe	48,079	33,830	112,316	97,894
Other	23,623	16,088	60,288	38,554

	$318,687	$205,770	$768,802	$517,570

NOTE 11 – EMPLOYEE RETIREMENT PLANS

Our components of pension expense were as follows for each of the periods ended April 30:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Service cost	$513	$379	$1,541	$1,136
Interest cost	500	440	1,498	1,319
Expected return	(221)	(253)	(664)	(759)
Amortization of prior service cost	64	64	192	192
Amortization of transition obligation	8	8	24	24
Amortization of net (gain)/loss	144	22	433	65

	$1,008	$660	$3,024	$1,977

Our components of other postretirement benefits expense were as follows for each of the periods ended April 30:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Service cost	$483	$284	$1,450	$852
Interest cost	597	498	1,791	1,492
Amortization of prior service cost	(106)	(106)	(316)	(316)
Amortization of net (gain)/loss	231	55	693	164

	$1,205	$731	$3,618	$2,192

NOTE 12 - COMPREHENSIVE INCOME

On an annual basis, comprehensive income is disclosed in the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. The following table presents the components of comprehensive income for each of the periods ended April 30:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Net income	$8,687	$2,165	$11,378	$6,720
Aggregate translation adjustment	1,178	1,122	662	2,293

	$9,865	3,287	$12,040	9,013

NOTE 13 – PRODUCT WARRANTY

This table presents our reconciliation of accrued product warranty during the period from July 31, 2003 to April 30, 2004:

Balance as of August 1, 2003	$8,585
Additions due to acquisition of OmniQuip	5,683
Payments	(6,499)
Accruals	3,286
Changes in the liability for accruals	20

Balance as of April 30, 2004	$11,075

NOTE 14 – RESTRUCTURING COSTS

During the second quarter of fiscal 2003, we announced further actions related to our ongoing longer-term strategy to streamline operations and reduce fixed and variable costs. As part of our capacity rationalization plan for our Machinery segment that commenced in early 2001, the 130,000-square foot Sunnyside facility in Bedford, Pennsylvania, which produced selected scissor lift models, was idled and production integrated into our Shippensburg, Pennsylvania facility. Additionally, reductions in selling, administrative and product development costs resulted from improvements in our global organizations and from process consolidations. We have improved our European sales and service operations model by eliminating redundant operations and reducing headcount and focused on enhancing the business for increased profitability and growth by ongoing manufacturing process improvements. When these changes and consolidations are fully implemented, we expect to generate approximately $20 million in annualized savings at a cost of $9.4 million, representing a payback of approximately six months.

The announced plan contemplates that we will reduce a total of 189 people globally and transfer 99 production jobs from the Sunnyside facility to the Shippensburg facility. As a result, pursuant to the plan we anticipate incurring a pre-tax charge of $5.9 million, consisting of $3.5 million in restructuring costs associated with personnel reductions and employee relocation and lease and contract terminations and $2.4 million in restructuring-related charges which include costs related to relocating certain plant assets and start-up costs with the move of the Sunnyside operations to the Shippensburg facility. In addition, we will spend approximately $3.5 million on capital requirements. Almost all of these expenses will be cash charges.

As noted above, the continuing streamlining of our operations will result in $3.5 million in personnel reductions and relocation and lease and contract terminations and will be recorded as a restructuring cost. In accordance with accounting requirements, through the third quarter of fiscal 2004, we recognized $2.8 million of the pre-tax restructuring charge, consisting of an accrual for termination benefit costs and employee relocation costs. In addition, we incurred $1.2 million of restructuring-related costs, which include costs related to relocating certain plant assets and start-up costs, which was recorded as a cost of sales. Also, through the third quarter of fiscal 2004, we spent approximately $3.5 million on capital requirements. We anticipate recording the remaining restructuring and restructuring-related costs in our fourth quarter of fiscal 2004.

The following table presents a rollforward of our activity in the restructuring accrual and our charges related to relocating certain plant assets and start-up costs associated with the move of the Bedford operations to the Shippensburg facility and costs related to our process consolidations:

		Other
	Termination	Restructuring
	Benefits	Costs	Total
Restructuring charge recorded during second quarter of fiscal 2003	$1,183	$—	$1,183
Utilization of reserves during the second quarter of fiscal 2003 – cash	(114)	—	(114)

Balance at January 31, 2003	1,069	—	1,069
Restructuring charge recorded during the third quarter of fiscal 2003	1,175	258	1,433
Utilization of reserves during the third quarter of fiscal 2003 – cash	(626)	(38)	(664)

Balance at April 30, 2003	1,618	220	1,838
Restructuring charge recorded during the fourth quarter of fiscal 2003	45	93	138
Utilization of reserves during the fourth quarter of fiscal 2003 – cash	(1,316)	(89)	(1,405)

Balance at July 31, 2003	347	224	571
Restructuring charge recorded during the first quarter of fiscal 2004	3	8	11
Utilization of reserves during the first quarter of fiscal 2004 – cash	(127)	—	(127)

Balance at October 31, 2003	223	232	455
Restructuring charge recorded during the second quarter of fiscal 2004	—	—	—
Utilization of reserves during the second quarter of fiscal 2004 – cash	(64)	(46)	(110)

Balance at January 31, 2004	159	186	345
Restructuring charge recorded during the third quarter of fiscal 2004	—	—	—
Utilization of reserves during the third quarter of fiscal 2004 – cash	—	(6)	(6)

Balance at April 30, 2004	$159	$180	$339

Restructuring
Related Charges (1)
Estimated restructuring related charges at time of development of plan	$2,402
Actual cash charges for restructuring related charges associated with the plan during the second quarter of fiscal 2003	(19)

Remaining estimated restructuring related charges to be incurred related to the plan at January 31, 2003	2,383
Actual cash charges for restructuring related charges associated with the plan during the third quarter of fiscal 2003	(318)

Remaining estimated restructuring related charges to be incurred related to the plan at April 30, 2003	2,065
Actual cash charges for restructuring related charges associated with the plan during the fourth quarter of fiscal 2003	(721)

Remaining estimated restructuring related charges to be incurred related to the plan at July 31, 2003	1,344
Actual cash charges for restructuring related charges associated with the plan during the first quarter of fiscal 2004	(52)

Remaining estimated restructuring related charges to be incurred related to the plan at October 31, 2003	1,292
Actual cash charges for restructuring related charges associated with the plan during the second quarter of fiscal 2004	(58)

Remaining estimated restructuring related charges to be incurred related to the plan at January 31, 2004	1,234
Actual cash charges for restructuring related charges associated with the plan during the third quarter of fiscal 2004	(1)

Remaining estimated restructuring related charges to be incurred related to the plan at April 30, 2004	$1,233

(1)	The restructuring-related charges shown in the table have not been accrued, but are charged as incurred. The purpose of this disclosure is to show the original amount estimated for these costs, the quarterly amount of the restructuring-related charges that we have expensed and the costs we anticipate to incur in future periods.

During the third quarter of fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at that facility have been integrated into our McConnellsburg, Pennsylvania facility. As a result, through April 30, 2004, we have incurred a pre-tax charge of $6.9 million, consisting of $1.2 million for termination benefits and lease termination costs, a $4.9 million asset write-down and $0.9 million in restructuring-related charges which include costs related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to the McConnellsburg facility. We have realized $5.6 million in annual cost savings associated with the closing of our Orrville facility.

The following table presents a rollforward of our activity in the restructuring accrual and our restructuring-related charges, which include costs related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to McConnellsburg:

			Other
	Termination	Impairment	Restructuring
	Benefits	of Assets	Costs	Total
Total restructuring charge	$1,120	$4,613	$358	$6,091
Fiscal 2002 utilization of reserves – cash	(135)	—	(86)	(221)
Fiscal 2002 utilization of reserves – non-cash	—	(4,613)	—	(4,613)

Balance at July 31, 2002	985	—	272	1,257
Fiscal 2003 utilization of reserves – cash	(985)	—	(88)	(1,073)

Balance at July 31, 2003	—	—	184	184
Fiscal 2004 utilization of reserves – cash	—	—	(104)	(104)

Balance at April 30, 2004	$—	$—	$80	$80

Restructuring
Related Charges (1)
Estimated restructuring related charges at time of development of plan	$1,658
Actual cash charges for restructuring related charges associated with the plan during fiscal 2002	(399)
Non cash charges for restructuring related charges associated with the plan during fiscal 2002	(225)

Remaining estimated restructuring related charges to be incurred related to the plan at July 31, 2002	1,034
Actual cash charges for restructuring related charges associated with the plan during fiscal 2003	(228)

Remaining estimated restructuring related charges to be incurred related to the plan at July 31, 2003	806
Actual cash charges for restructuring related charges associated with the plan during fiscal 2004	—

Remaining estimated restructuring related charges to be incurred related to the plan at April 30, 2004	$806

(1)	The restructuring-related charges shown in the table have not been accrued, but are charged as incurred. The purpose of this disclosure is to show the original amount estimated for these costs, the annual amount of the restructuring-related charges that we have expensed and the costs we anticipate to incur in future periods.

At April 30, 2004, we included $6.2 million of assets held for sale on the Condensed Consolidated Balance Sheets in other current assets and ceased depreciating these assets during the third quarter of fiscal 2002 and the fourth quarter of fiscal 2001.

Our accrued liabilities associated with the acquisition of OmniQuip are discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements of this report.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of our business, we are a party to personal injury and property damage litigation arising out of incidents involving the use of our products. Our insurance program for fiscal 2004 is comprised of a self-insured retention of $3 million per occurrence for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $100 million in excess of the retention and international primary coverage. We contract with an independent firm to provide claims handling and adjustment services. Our estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. We frequently review the methods of making such estimates and establishing the resulting accrued liability, and any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which we are aware, we established accrued liabilities of $22.1 million and $19.0 million at April 30, 2004 and July 31, 2003, respectively. These amounts are included in accrued expenses and provisions for contingencies on our Condensed Consolidated Balance Sheets. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely that we would experience losses that are materially in excess of such reserve amounts. The provisions for self-insured losses are included within cost of sales in our Condensed Consolidated Statements of Income. As of April 30, 2004 and July 31, 2003, there were no insurance recoverables or offset implications and there were no claims by us being contested by insurers.

At April 30, 2004, we were a party to multiple agreements whereby we guarantee $104.2 million in indebtedness of others, including the $23.8 million maximum loss exposure associated with our pledged finance receivables. As of April 30, 2004, one customer owed approximately 24% of the guaranteed indebtedness. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying collateral and/or make demand for reimbursement from other parties for any payments made by us under these agreements. At April 30, 2004, we had $10.5 million reserved related to these agreements, including a provision for losses of $3.1 million related to our pledged finance receivables. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. While we believe it is unlikely that we would experience losses under these agreements that are materially in excess of the amounts reserved, we can provide no assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations and, in the event that occurs, we can not guarantee that the collateral underlying the agreements will not result in losses materially in excess of those reserved.

We have received notices of proposed adjustments from the Pennsylvania Department of Revenue (“PA”) in connection with settlements and audits of the tax years 1998 through 2001. The principal adjustments proposed by PA consist of the disallowance of a royalty deduction taken in our income tax returns and the denial of the manufacturing exemption taken in our capital stock tax returns. We believe that the state has acted contrary to applicable law, and we are vigorously disputing its position. Should PA prevail in its disallowance of the royalty deduction and denial of the manufacturing exemption, it would result in a cash outflow by us of approximately $7 million. Although unlikely, we believe that any such cash outflow would not occur until some time after 2004.

There can be no assurance that unanticipated events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

NOTE 16 – BANK CREDIT LINES AND LONG-TERM DEBT

Our long-term debt was as follows at:

	April 30,	July 31,
	2004	2003
8 3/8% senior subordinated notes due 2012	$175,000	$175,000
8 1/4% senior notes due 2008	125,000	125,000
Fair value of hedging adjustment	(2,809)	(6,353)
Other	18,649	1,348

	315,840	294,995
Less current portion	1,042	837

	$314,798	$294,158

The aggregate amounts of long-term debt outstanding at April 30, 2004 which will become due in 2005 through 2009 are: $1 million, $1.1 million, $15.1 million, $1.1 million and $123.9 million, respectively.

At April 30, 2004, the fair values of our $175 million 8 3/8% senior subordinated notes due 2012 and our $125 million 8 1/4% senior unsecured notes due 2008 were $183.8 million and $133.8 million, respectively, based on quoted market values. At July 31, 2003, the fair values of our $175 million 8 3/8% senior subordinated notes due 2012 and our $125 million 8 1/4% senior unsecured notes due 2008 were $158.5 million and $126.3 million, respectively, based on quoted market values. The fair value of our remaining long-term debt at April 30, 2004 and at July 31, 2003 is estimated to approximate the carrying amount reported in the Condensed Consolidated Balance Sheets based on current interest rates for similar types of borrowings.

NOTE 17 – LIMITED RECOURSE DEBT FROM FINANCE RECEIVABLES MONETIZATIONS

As a result of the sale of finance receivables through limited recourse monetization transactions, we have $135.5 million of limited recourse debt outstanding as of April 30, 2004. The aggregate amounts of limited recourse debt outstanding at April 30, 2004 which will become due in 2005 through 2009 are: $37.1 million, $37 million, $30.4 million, $18.9 million and $6.5 million, respectively.

NOTE 18 – PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment consists of the following at:

	April 30,	July 31,
	2004	2003
Land and improvements	$8,093	$7,119
Buildings and improvements	57,639	51,420
Machinery and equipment	131,696	117,564

	197,428	176,103
Less allowance for depreciation and amortization	(109,151)	(96,404)

	$88,277	$79,699

At April 30, 2004, assets under capital leases totaled approximately $3.5 million. Accumulated amortization of assets held under capital leases totaled approximately $0.4 million at April 30, 2004.

NOTE 19 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

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

CONDENSED CONSOLIDATED BALANCE SHEET
As of April 30, 2004

		Guarantor	Non-Guarantor	Other and	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Accounts receivable – net	$240,450	$39,489	$94,269	$(1,708)	$372,500
Finance receivables – net	172	30,193	(122)	3,027	33,270
Pledged finance receivables – net	—	131,878	—	—	131,878
Inventories	87,364	30,773	46,369	(346)	164,160
Property, plant and equipment – net	52,012	23,919	12,830	(484)	88,277
Equipment held for rental – net	484	15,248	2,955	—	18,687
Investment in subsidiaries	350,121	—	5,015	(355,136)	—
Other assets	85,820	108,289	29,438	(2,602)	220,945

	$816,423	$379,789	$190,754	$(357,249)	$1,029,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$193,053	$36,582	$25,987	$(29,056)	$226,566
Long-term debt, less current portion	311,572	3,226	—	—	314,798
Limited recourse debt from finance receivables monetizations, less current portion	—	98,367	—	—	98,367
Other liabilities	(82,730)	15,974	165,566	27,158	125,968

Total liabilities	421,895	154,149	191,553	(1,898)	765,699

Shareholders’ equity	394,528	225,640	(799)	(355,351)	264,018

	$816,423	$379,789	$190,754	$(357,249)	$1,029,717

CONDENSED CONSOLIDATED BALANCE SHEET
As of July 31, 2003

		Guarantor	Non-Guarantor	Other and	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Accounts receivable – net	$142,552	$40,059	$74,977	$(69)	$257,519
Finance receivables – net	5,992	24,956	(1,596)	4,972	34,324
Pledged finance receivables – net	—	160,411	(4)	—	160,407
Inventories	52,091	31,326	39,651	(393)	122,675
Property, plant and equipment – net	24,749	42,234	13,152	(436)	79,699
Equipment held for rental – net	919	16,130	2,602	—	19,651
Investment in subsidiaries	244,788	—	4,977	(249,765)	—
Other assets	197,275	30,357	34,234	61	261,927

	$668,366	$345,473	$167,993	$(245,630)	$936,202

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$118,539	$24,497	$50,580	$(19,151)	$174,465
Long-term debt, less current portion	294,158	—	—	—	294,158
Limited recourse debt from finance receivables monetizations, less current portion	—	119,661	—	—	119,661
Other liabilities	(250,124)	232,883	95,583	21,862	100,204

Total liabilities	162,573	377,041	146,163	2,711	688,488

Shareholders’ equity	505,793	(31,568)	21,830	(248,341)	247,714

	$668,366	$345,473	$167,993	$(245,630)	$936,202

CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Nine Months Ended April 30, 2004

		Guarantor	Non-Guarantor	Other and	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$486,858	$175,694	$109,441	$(3,191)	$768,802
Gross profit (loss)	111,492	18,420	17,384	(1,946)	145,350
Other expenses (income)	(34,316)	130,297	13,128	24,863	133,972
Net income (loss)	$145,808	$(111,877)	$4,256	$(26,809)	$11,378

CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Nine Months Ended April 30, 2003

		Guarantor	Non-Guarantor	Other and	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$346,175	$110,189	$88,406	$(27,200)	$517,570
Gross profit (loss)	89,690	(6,878)	9,850	(2,803)	89,859
Other expenses (income)	57,398	15,444	8,887	1,410	83,139
Net income (loss)	$32,292	$(22,322)	$963	$(4,213)	$6,720

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended April 30, 2004

		Guarantor	Non-Guarantor	Other and	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flow from operating activities	$(52,375)	$(441)	$7,423	$(2,724)	$(48,117)
Cash flow from investing activities	(101,504)	(3,116)	(2,777)	1	(107,396)
Cash flow from financing activities	31,254	3,535	41	(1)	34,829
Effect of exchange rate changes on cash	2,494	—	(1,778)	104	820

Net change in cash and cash equivalents	(120,131)	(22)	2,909	(2,620)	(119,864)
Beginning balance	127,197	26	5,570	16	132,809

Ending balance	$7,066	$4	$8,479	$(2,604)	$12,945

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended April 30, 2003

		Guarantor	Non-Guarantor	Other and	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flow from operating activities	$(29,401)	$(80,111)	$10,459	$(946)	$(99,999)
Cash flow from investing activities	(3,622)	1,507	(4,427)	(71)	(6,613)
Cash flow from financing activities	16,159	98,172	17	(17)	114,331
Effect of exchange rate changes on cash	1,109	—	1,043	453	2,605

Net change in cash and cash equivalents	(15,755)	19,568	7,092	(581)	10,324
Beginning balance	22,949	(19,545)	3,093	(292)	6,205

Ending balance	$7,194	$23	$10,185	$(873)	$16,529

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Order patterns continued to strengthen during the third quarter reflecting increased fleet refreshment and customer confidence. Compared to the prior year, revenues and operating income for the quarter increased by 55% and 175.5% respectively, including the impact of $2.9 million of OmniQuip integration costs. Excluding OmniQuip, traditional JLG revenues and operating income were up 22% and 48% respectively. Our consolidated order backlog is strong and rising reflecting positive trends in North American construction spending, capacity utilization and consumer confidence; European economic indicators trending in a positive direction, although lagging the North American economic recovery; and somewhat of an easing of credit availability to the rental industry.

Steel shortages have impacted our production lines resulting in disruptions to our production schedules and higher work-in-process inventory. Raw material and energy prices are higher and are impacting costs, despite our efforts to mitigate these costs with a temporary steel surcharge passed onto our customers beginning on March 15, 2004. Raw material prices, specifically steel, will likely continue to go higher through the second quarter of calendar 2004 before beginning to ease later in the year and into 2005, as steel industry production increases to meet demand.

Integration of the OmniQuip acquisition remains on track and ahead of a very aggressive schedule. With the addition of Phase Two of the OmniQuip integration referenced in our second quarter results, our estimate of total cost for the four-year program remains constant at $47.8 million, while ongoing annual synergies are expected to be slightly higher at $45.6 million. Of the $47.8 million in costs, $27.7 million will impact the income statement and there will be $41.2 million in cash. We continue to evaluate standardization of design, which is Phase Three of the plan, the details of which will depend for the most part on customer input regarding the critical characteristics of each of our brands. During the second quarter of fiscal 2004, we began taking OmniQuip orders and shipping from our McConnellsburg facility and we continue to work toward completing the transfer of the worldwide service parts business by the end of fiscal year 2004.

Building on our European presence while remaining focused on the access industry, subsequent to quarter end, we completed our purchase of Delta Manlift (“Delta”), a subsidiary of The Manitowoc Company (“Manitowoc”) for $9 million. Headquartered in Tonneins, France, Delta has two facilities that manufacture the Toucan Manlift brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations. In addition, we purchased certain intellectual property and related assets of Manitowoc’s discontinued product lines, which will permit us to re-launch selected Liftlux models. The Liftlux brand of scissors, primarily known for large capacity and height, are very popular with specialty re-rental companies in Europe and North America and complement the upper end of our scissor line.

In the discussion and analysis of financial condition and results of operations that follows, we attempt to list contributing factors in order of significance to the point being addressed.

Results for the Third Quarters of Fiscal 2004 and 2003

We reported net income of $8.7 million, or $.20 per share on a diluted basis, for the third quarter of fiscal 2004, compared to net income of $2.2 million, or $.05 per share on a diluted basis, for the third quarter of fiscal 2003. As discussed below and more fully described in Note 14 of the Notes to Condensed Consolidated Financial Statements, earnings for the third quarter of fiscal 2004 and fiscal 2003 included charges of $0 and $1.8 million, respectively, related to repositioning our operations to more appropriately align our costs with our business activity. In addition, earnings for the third quarter of fiscal 2004 included $2.9 million of integration expenses related to our acquisition of OmniQuip. Integration expenses include the costs of the integration team, start-up costs related to moving production, retention bonuses and the inventory step-up recorded in purchase accounting. Also, earnings for the third quarter of fiscal 2004 included unfavorable currency adjustments of $1.9 million compared to favorable currency adjustments of $1.0 million for the third quarter of fiscal 2003.

Our revenues for the third quarter of fiscal 2004 were $318.7 million, up 54.9% from the $205.8 million in the comparable year-ago period. Our revenues for the third quarter of fiscal 2004 included OmniQuip revenues of $67.1 million. The following tables outline our revenues by segment, products and geography (in thousands) for the quarter ended:

	April 30,
	2004	2003
Segment:
Machinery	$261,263	$167,630
Equipment Services	53,258	32,835
Access Financial Solutions (a)	4,166	5,305

	$318,687	$205,770

Product:
Aerial work platforms	$146,017	$116,092
Telehandlers	99,439	34,843
Excavators	15,807	16,695
After-sales service and support, including parts sales, and used and reconditioned equipment sales	51,387	31,652
Financial products (a)	3,913	5,152
Rentals	2,124	1,336

	$318,687	$205,770

Geographic:
United States	$246,985	$155,852
Europe	48,079	33,830
Other	23,623	16,088

	$318,687	$205,770

(a)	Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The increase in Machinery segment revenues from $167.6 million to $261.3 million, or 55.9%, was principally attributable to the additional sales from OmniQuip products, increased sales of aerial work platforms in North America, Europe and Australia, and higher telehandler sales from new products, principally the new North America all-wheel-steer machines. After considering the increase in revenues related to the OmniQuip acquisition, the remaining increase in sales is the result of general economic improvements in North America reflecting positive trends in construction spending, capacity utilization and consumer confidence. In addition, the European economic indicators are also trending in a positive direction, although lagging the North American economic recovery, and there is somewhat of an easing of credit availability to the rental industry. The increase in Equipment Services segment revenues from $32.8 million to $53.3 million, or 62.2%, was due to the additional OmniQuip revenues, higher rental fleet and rebuild sales as a result of improved market conditions and increased demand for used equipment and increased service parts sales as a result of increased utilization by our customers and an increase in sales of replacement parts for our competing manufacturers’ equipment. The decrease in Access Financial Solutions segment revenues from $5.3 million to $4.2 million, or 21.5%, was principally attributable to an early payoff of a financed receivable, partially offset by higher finance income due to a larger portfolio. While we have increased interest income attributable to our pledged finance receivables, a corresponding increase in our limited recourse debt results in $2.5 million of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, payments to monetization purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.

Our domestic revenues for the third quarter of fiscal 2004 were $247 million, up 58.5% from the comparable year-ago period revenues of $155.9 million. The increase in our domestic revenues was due to the additional sales from OmniQuip products as well as increased sales of aerial work platforms, telehandlers, parts and rental fleet equipment as a result of general economic improvements in North America. Revenues generated from sales outside the United States for the third quarter of fiscal 2004 were $71.7 million, up 43.6% from the comparable year-ago period revenues of $49.9 million. The increase in our revenues generated from sales outside the United States was primarily attributable to improved market conditions resulting in increased sales of aerial work platforms in Europe and Australia, and higher telehandler sales resulting from new product introductions in Europe.

Our gross profit margin was 20% for the third quarter of fiscal 2004 compared to the prior year quarter’s 16.8% due to higher margins in our Machinery and Equipment Services segments.

The gross profit margin of our Machinery segment was 16.5% for the third quarter of fiscal 2004 compared to 12.9% for the third quarter of fiscal 2003. The increase was principally due to the acquisition of OmniQuip, higher sales volume during the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003, the impact of our cost reductions associated with our capacity rationalization plan and the favorable impact of currency, partially offset by an increase in market prices of raw materials, such as steel and energy, an unfavorable product mix, freight costs due to increased production rates and expediting materials associated with steel availability and OmniQuip integration expenses of $1.3 million.

The gross profit margin of our Equipment Services segment was 31.3% for the third quarter of fiscal 2004 compared to 23.8% for the corresponding period in the prior year. The increase was primarily attributable to an increase in higher margin service parts sales as a percentage of total segment revenues due primarily to the additional sales from OmniQuip and improved margins on used equipment sales reflecting increased demand for used equipment.

The gross profit margin of our Access Financial Solutions segment was 93.4% for the third quarter of fiscal 2004 compared to 97.2% for the corresponding period in the prior year. The decrease was primarily attributable to an increase in rental revenues as a percentage of total segment revenues coinciding with a decline in financial product revenues. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses increased $15.4 million in the third quarter of fiscal 2004 compared to the prior year third quarter and as a percent of revenues were 12.6% for the current year third quarter compared to 12% for the prior year third quarter. Of the $15.4 million increase in our selling, administrative and product development expenses, $4.2 million was associated with the addition of OmniQuip and integration expenses. The following table summarizes the increase in selling, administrative and product development expenses for the third quarter of fiscal 2004 compared to the prior year period (in millions):

OmniQuip and integration expenses	$4.2
Employee benefits	1.9
Salaries and wages	1.7
Advertising and trade show	1.4
Product development	1.2
Bad debt provisions	1.1
Financial restatement expenses	1.1
Accelerated vesting of restricted stock awards	0.6
Other	2.2

15.4

Our Machinery segment’s selling, administrative and product development expenses increased $4.3 million due primarily to higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs, an increase in product development expenses related to our European telehandler products, the addition of OmniQuip, amortization expense associated with the acquired OmniQuip intangible assets, an increase in pension and other postretirement benefits and an increase in trade show expenses. The increase in our Machinery segment’s selling, administrative and product development expenses was partially offset by a decrease in bad debt provisions and consulting fees.

Our Equipment Services segment’s selling and administrative expenses increased $0.7 million due primarily to higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs and the addition of OmniQuip.

Our Access Financial Solutions segment’s selling and administrative expenses decreased $0.4 million due primarily to a decrease in bad debt provisions as a result of the lower general reserve needed due to a decrease in outstanding finance and pledged finance receivables.

Our general corporate selling, administrative and product development expenses increased $10.8 million primarily due to an increase in bad debt provisions for specific reserves related to certain European customers as a result of a deterioration in their current financial position, OmniQuip integration expenses of $1.6 million, professional services expenses associated with the financial restatement and related activities, an increase in trade show expenses, higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs, management bonus accruals primarily due to our increased profitability and costs associated with the accelerated vesting of restricted stock awards in February 2004 triggered by our share price appreciation. Even though in conjunction with our financial restatement these awards were restored to their prior unvested status at the request of our officers and therefore will be eligible to vest again in the future, pursuant to generally accepted accounting principles, we are required to include the cost of the accelerated vesting in our current period expenses.

During the second quarter of fiscal 2003, we announced further actions related to our ongoing longer-term strategy to streamline operations and reduce fixed and variable costs. As part of our capacity rationalization plan commenced in early 2001, the 130,000-square foot Sunnyside facility in Bedford, Pennsylvania, which produced selected scissor lift models, was idled and production integrated into our Shippensburg, Pennsylvania facility. Additionally, reductions in selling, administrative and product development costs resulted from changes in our global organization and from process consolidations. We have improved our European sales and service operations model by eliminating redundant operations and reducing headcount and focused on enhancing the business for increased profitability and growth by ongoing manufacturing process improvements. As a result, pursuant to the plan we anticipate incurring a pre-tax charge of $5.9 million. In addition, we will spend approximately $3.5 million on capital requirements.

During the third quarter of fiscal 2004, we incurred $0 of the pre-tax charge discussed above compared to $1.8 million incurred during the third quarter of fiscal 2003, which consisted of accruals for termination benefit costs and relocation costs and charges related to relocating certain plant assets and start-up costs. We reported $1.4 million in restructuring costs and $0.4 million in cost of sales.

For additional information related to our capacity rationalization plans, see Note 14 of the Notes to Condensed Consolidated Financial Statements of this report.

The increase in interest expense of $2.6 million for the third quarter of fiscal 2004 was primarily due to interest associated with our 81/4% senior unsecured notes due 2008 that were sold during the fourth quarter of fiscal 2003 and increased interest expense associated with our limited recourse debt from finance receivable monetizations. Interest expense associated with our limited recourse and non-recourse monetizations was $2.5 million and $2.1 million for the third quarters of fiscal 2004 and 2003, respectively.

Our miscellaneous income (deductions) category included currency losses of $1.9 million in the third quarter of fiscal 2004 compared to gains of $1.0 million in the corresponding prior year period, which was primarily attributable to our relatively high-unhedged position during the third quarter of fiscal 2003.

Our provision for income taxes in the third quarter of fiscal 2004 reflects an estimated annual tax rate of 36% compared to 32% for the third quarter of fiscal 2003. The increase in the rate was primarily due to a change in the geographic source of earnings among various jurisdictions with different tax rates. If the estimates and related assumptions used to calculate the effective tax rate change in the future, we may be required to adjust our effective rate, which could change income tax expense.

Results for the First Nine Months of Fiscal 2004 and 2003

We reported net income of $11.4 million, or $.26 per share on a diluted basis, for the first nine months of fiscal 2004, compared to net income of $6.7 million, or $.16 per share on a diluted basis, for the first nine months of fiscal 2003. Earnings for the first nine months of fiscal 2004 and fiscal 2003 included restructuring and restructuring-related charges of $0.1 million and $3.2 million, respectively. In addition, earnings for the first nine months of fiscal 2004 included $11 million of integration expenses related to our acquisition of OmniQuip. Also, earnings for the first nine months of fiscal 2004 included unfavorable currency adjustments of $1.1 million compared to favorable currency adjustments of $6.1 million for the first nine months of fiscal 2003.

Our revenues for the first nine months of fiscal 2004 were $768.8 million, up 48.5% from the $517.6 million in the comparable year-ago period. Our revenues for the first nine months of fiscal 2004 included OmniQuip revenues of $170.3 million. The following tables outline our revenues by segment, products and geography (in thousands) for the nine months ended:

	April 30,
	2004	2003
Segment:
Machinery	$622,487	$401,726
Equipment Services	134,895	100,882
Access Financial Solutions (a)	11,420	14,962

	$768,802	$517,570

Product:
Aerial work platforms	$344,631	$287,020
Telehandlers	241,355	81,862
Excavators	36,501	32,844
After-sales service and support, including parts sales, and used and reconditioned equipment sales	129,094	95,905
Financial products (a)	11,031	14,378
Rentals	6,190	5,561

	$768,802	$517,570

Geographic:
United States	$596,198	$381,122
Europe	112,316	97,894
Other	60,288	38,554

	$768,802	$517,570

(a)	Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The increase in Machinery segment revenues from $401.7 million to $622.5 million, or 55%, was principally attributable to the additional sales from OmniQuip products, increased sales of aerial work platforms in North America, Europe and Australia, and higher telehandler sales from new products, principally the new North America all-wheel-steer machines reflecting the same trend described in the quarterly comparison. The increase in Equipment Services segment revenues from $100.9 million to $134.9 million, or 33.7%, was due to the additional OmniQuip revenues and increased service parts sales as a result of increased utilization by our customers and an increase in sales of replacement parts for our competing manufacturers’ equipment, partially offset by lower rental fleet sales. The decrease in Access Financial Solutions segment revenues from $15 million to $11.4 million, or 23.7%, was principally attributable to an early payoff of a financed receivable, partially offset by higher finance income due to a larger portfolio. While we have increased interest income attributable to our pledged finance receivables, a corresponding increase in our limited recourse debt results in $7.8 million of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, payments to monetization purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.

Our domestic revenues for the first nine months of fiscal 2004 were $596.2 million, up 56.4% from the comparable year-ago period revenues of $381.1 million. The increase in our domestic revenues was due to the additional sales from OmniQuip products as well as increased sales of aerial work platforms, telehandlers and parts, partially offset by lower rental fleet sales as a result of general economic improvements in North America. Revenues generated from sales outside the United States for the first nine months of fiscal 2004 were $172.6 million, up 26.5% from the comparable year-ago period revenues of $136.4 million. The increase in our revenues generated from sales outside the United States was primarily attributable to improved market conditions resulting in increased sales of aerial work platforms in Australia and Europe and higher telehandler sales resulting from new product introductions in Europe.

Our gross profit margin was 18.9% for the first nine months of fiscal 2004 compared to the prior year period’s 17.4%. The increase was primarily attributable to higher margins in our Machinery and Equipment Services segments.

The gross profit margin of our Machinery segment was 14.6% for the first nine months of fiscal 2004 compared to 13.4% for the first nine months of fiscal 2003. The increase was due to the acquisition of OmniQuip, the higher sales volume during the first nine months of fiscal 2004 compared with the first nine months of fiscal 2003, the impact of our cost reductions associated with our capacity rationalization plan and the favorable impact of currency, partially offset by OmniQuip integration expenses of $6 million, an increase in market prices of raw materials, such as steel and energy, and increased freight costs due to increased production rates and expediting materials associated with steel availability.

The gross profit margin of our Equipment Services segment was 32.1% for the first nine months of fiscal 2004 compared to 21.2% for the corresponding period in the prior year. The increase was primarily attributable to an increase in higher margin service parts sales as a percentage of total segment revenues due primarily to the additional sales from OmniQuip and improved margins on used equipment sales reflecting increased demand for used equipment.

The gross profit margin of our Access Financial Solutions segment was 96.2% for the first nine months of fiscal 2004 compared to 96.8% for the corresponding period in the prior year. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses increased $35 million in the first nine months of fiscal 2004 compared to the first nine months of the prior year and as a percent of revenues were 13.2% for the first nine months of the current year compared to 12.8% for the first nine months of the prior year. Of the $35 million increase in our selling, administrative and product development expenses, $14.6 million was associated with the addition of OmniQuip and integration expenses. The following table summarizes the increase in selling, administrative and product development expenses for the first nine months of fiscal 2004 compared to the prior year period (in millions):

OmniQuip and integration expenses	$14.6
Employee benefits	5.6
Bad debt provisions	4.0
Salaries and wages	3.5
Accelerated vesting of restricted stock awards	1.8
Advertising and trade show	1.1
Financial restatement expenses	1.1
Product development	0.6
Other	2.7

$35.0

Our Machinery segment’s selling, administrative and product development expenses increased $8.2 million due primarily to the addition of OmniQuip, higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs, amortization expense associated with the acquired

OmniQuip intangible assets, and an increase in pension and other postretirement benefits. The increase in our Machinery segment’s selling, administrative and product development expenses was partially offset by a decrease in bad debt provisions.

Our Equipment Services segment’s selling and administrative expenses increased $1.7 million due primarily to higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs and the addition of OmniQuip.

Our Access Financial Solutions segment’s selling and administrative expenses decreased $0.7 million due primarily to a decrease in bad debt provisions as a result of the lower general reserve needed due to a decrease in outstanding finance and pledged finance receivables, a decrease in software costs and lower payroll and related costs as a result of a reduction in the number of employees.

Our general corporate selling, administrative and product development expenses increased $25.8 million due primarily to an increase in bad debt provisions for specific reserves related to certain European customers as a result of a deterioration in their current financial position, OmniQuip integration expenses of $5 million, the addition of OmniQuip, costs associated with the accelerated vesting of restricted stock awards in January 2004 and February 2004 triggered by our share price appreciation, professional services expenses associated with the financial restatement and related activity, higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs and an increase in trade show expenses. Even though in conjunction with our financial restatement the restricted stock awards were restored to their prior unvested status at the request of our officers and therefore will be eligible to vest again in the future, pursuant to generally accepted accounting principles, we are required to include the cost of the accelerated vesting in our current period expenses.

During the first nine months of fiscal 2004, we incurred approximately $0.1 million of the pre-tax charge related to the idling of our Bedford, Pennsylvania facility, discussed above, consisting of accruals for termination benefit costs and relocation costs and charges related to relocating certain plant assets and start-up costs. We reported $11 thousand in restructuring costs and $0.1 million in cost of sales. During the first nine months of fiscal 2003, we incurred approximately $3.0 million of this pre-tax charge with $2.6 million reported in restructuring costs and $0.4 million reported in cost of sales. In addition, during the first nine months of fiscal 2004, we paid and charged $0.2 million of termination benefits and relocation costs against the accrued liability.

During fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at this facility have been integrated into our McConnellsburg, Pennsylvania facility. As a result, pursuant to the plan we anticipate incurring a pre-tax charge of $7.7 million.

During the first nine months of fiscal 2004 and 2003, we incurred $0 and $0.2 million, respectively, of the pre-tax charge related to our closure of the Orrville, Ohio facility, consisting of production relocation costs, which were reported in cost of sales. Additionally, during the first nine months of fiscal 2004, we paid and charged $0.1 million of termination benefits and lease termination costs against the accrued liability.

For additional information related to our capacity rationalization plans, see Note 14 of the Notes to Condensed Consolidated Financial Statements of this report.

The increase in interest expense of $10.5 million for the first nine months of fiscal 2004 was primarily due to interest associated with our 81/4% senior unsecured notes due 2008 that were sold during the fourth quarter of fiscal 2003 and increased interest expense associated with our limited recourse debt from finance receivables monetizations. Interest expense associated with our finance receivables monetizations was $7.8 million and $4.9 million for the first nine months of fiscal 2004 and 2003, respectively.

Our miscellaneous income (deductions) category included currency losses of $1.1 million in the first nine months of fiscal 2004 compared to gains of $6.1 million in the corresponding prior year period, which was primarily attributable to our relatively high-unhedged position during the first nine months of fiscal 2003.

Our provision for income taxes in the first nine months of fiscal 2004 reflects an estimated annual tax rate of 36% compared to 32% for the first nine months of fiscal 2003. The increase in the rate was primarily due to a change in the geographic source of earnings among various jurisdictions with different tax rates. If the estimates and related assumptions used to calculate the effective tax rate change in the future, we may be required to adjust our effective rate, which could change income tax expense.

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

Goodwill: We perform a goodwill impairment test on at least an annual basis and more frequently in certain circumstances. We cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill that totaled $66.5 million at April 30, 2004 and $29.5 million at July 31, 2003. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in a relationship with a significant customer.

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

In addition, we monetize a substantial portion of the receivables originated by AFS through an ongoing program of syndications, limited recourse financings and other monetization transactions. In connection with some of these monetization transactions, we have a loss exposure associated with our pledged finance receivables related to possible defaults by the obligors under the terms of the contacts, which comprise these finance receivables. Allowances have been established related to these monetization transactions based upon the current financial position of these customers and based on estimates and judgments made from information available at that time. If the financial condition of these obligors were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. We discuss our guarantee agreements in Note 15 of Notes to Condensed Consolidated Financial Statements of this report.

Long-Lived Assets: We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, changes in operating performance and anticipated future cash flows. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of our long-lived assets may require adjustment in future periods. If actual fair value is less than our estimates, long-lived assets may be overstated on the balance sheet and a charge would need to be taken against earnings.

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

Product Liability: Our business exposes us to possible claims for personal injury or death and property damage resulting from the use of equipment that we rent or sell. We maintain insurance through a combination of self-

insurance retentions, primary insurance and excess insurance coverage. We monitor claims and potential claims of which we become aware and establish liability reserves for the self-insurance amounts based on our liability estimates for such claims. Our liability estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and adjustments resulting from our reviews are reflected in current earnings. If these estimates and related assumptions change, we may be required to record additional reserves.

Restructuring and Restructuring-Related: As more fully described in Note 14 of the Notes to Condensed Consolidated Financial Statements, we recognized pre-tax restructuring and restructuring-related charges of $0.1 million, $4.0 million and $6.7 million during the first nine months of fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The related reserves reflect estimates, including those pertaining to separation costs, settlements of contractual obligations, and asset valuations. We reassess the reserve requirements to complete each individual plan within the program at the end of each reporting period or as conditions change. Actual experience has been and may continue to be different from the estimates used to establish the reserves. At April 30, 2004, we had liabilities established in conjunction with these activities of $18.8 million, including the accrued liabilities associated with the acquisition of OmniQuip, and assets held for sale of $6.2 million.

Revenue Recognition: Sales of non-military equipment and service parts are unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are “free-on-board” shipping point (FOB shipping point). However, certain sales, including our All-Terrain Lifter, Army System (“ATLAS”) brand of military telehandler products, may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the units and risks of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order other than customary post-sales support activities. During the first nine months of fiscal 2004, less than 2% of our sales were invoiced and the revenue recognized prior to customers taking physical possession. In the instances that our shipping terms are “shipping point destination,” revenue is recorded at the time the goods reach our customers.

The sales terms for our ATLAS brand of military telehandler products are FOB Origin. In addition, the ATLAS telehandler products must pass inspection by a government Quality Assurance Representative (“QAR”) at the point of production to insure adequate special paint requirements in order for us to recognize revenue. The sales terms of our Millennia Military Vehicle (“MMV”) brand of military telehandler products are FOB Destination. In addition, the MMV telehandler products must pass inspection by a government QAR at the point of production to insure adequate special paint requirements and must pass inspection by a government representative at the point of destination to insure against damage during transportation and verify delivery in order for us to recognize revenue.

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

We ship equipment on a limited basis to certain customers on consignment which under generally accepted accounting principles allows recognition of the revenues only upon final sale of the equipment by the consignee. At April 30, 2004, we had $4 million of inventory on consignment.

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

Financial Condition

Cash used in operating activities was $48.1 million for the first nine months of fiscal 2004 compared to $100 million in the comparable period of fiscal 2003. The decrease in cash usage primarily resulted from an increase in accounts payable largely resulting from higher production levels and fewer originations of finance receivables during the first nine months of fiscal 2004 compared to the same period of fiscal 2003 as a result of lower demand for customer financing and the program agreement we entered into in September 2003 with GE Dealer Finance, a division of General Electric Capital Corporation (“GECC”), to provide financing solutions for our customers. Partially offsetting these effects were an increase in trade receivables resulting from increased sales for the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 and higher inventory levels to support the increased business activity.

Investing activities during the first nine months of fiscal 2004 used $107.4 million of cash compared to $6.6 million used for the first nine months of fiscal 2003. The increase in cash usage was principally due to the acquisition of OmniQuip that was completed during the first quarter of fiscal 2004, an increase in purchases of rental fleet equipment and lower sales of our rental fleet during the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003.

Financing activities provided cash of $34.8 million for the first six months of fiscal 2004 compared to $114.3 million for the first nine months of fiscal 2003. The decrease in cash provided by financing activities was largely attributable to lower borrowings under our credit facilities due to working capital reductions discussed above and fewer monetizations of our finance receivables due to the impact of prior monetizations, the resulting diminished marketability of our remaining receivables portfolio and the new financing program discussed above.

The following table provides a summary of our contractual obligations (in thousands) at April 30, 2004:

		Payments Due by Period
		Less than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years
Short and long-term debt (a)	$329,641	$14,843	$16,136	$124,990	$173,672
Limited recourse debt	135,453	37,086	67,431	25,412	5,524
Operating leases (b)	27,425	5,723	13,075	3,293	5,334

Total contractual obligations	$492,519	$57,652	$96,642	$153,695	$184,530

(a)	Included in long-term debt is our senior secured revolving credit facility with a group of financial institutions that provide an aggregate commitment of $175 million. We also have a $15 million cash management facility with a term of one year, renewable annually. Both facilities are secured by a lien on substantially all of our assets. Availability of credit requires compliance with financial and other covenants. If we were to become in default of these covenants, the financial institutions could call the loans.

(b)	In accordance with SFAS No. 13, “Accounting for Leases,” operating lease obligations are not reflected in the balance sheet.

The following table provides a summary of our other commercial commitments (in thousands) at April 30, 2004:

		Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			Over 5
	Committed	1 Year	1-3 Years	4-5 Years	Years
Standby letters of credit	$10,774	$10,774	$—	$—	$—
Guarantees (a)	104,156	1,591	56,587	29,537	16,441

Total commercial commitments	$114,930	$12,365	$56,587	$29,537	$16,441

(a)	We discuss our guarantee agreements in Note 15 of Notes to Condensed Consolidated Financial Statements of this report.

On August 1, 2003, we completed our acquisition of OmniQuip, which includes all operations relating to the Sky Trak and Lull brand telehandler products. See Note 3 of the Notes to Condensed Consolidated Financial Statements of this report. The purchase price was $100 million, with $90 million paid in cash at closing and $10 million paid in the form of an unsecured subordinated promissory note due on the second anniversary of the closing date. In addition, we incurred $5.4 million in transaction expenses. We funded the cash portion of the purchase price and the transaction expenses with remaining unallocated proceeds from the sale of our $125 million senior notes due 2008 and anticipate funding approximately $47.8 million in integration expenses over a four-year period with cash generated from operations and borrowings under our credit facilities. On February 4, 2004, we paid off the $10 million unsecured subordinated promissory note payable to a subsidiary of Textron related to the acquisition of OmniQuip and post-closing purchase price adjustments in favor of Textron totaling $1.5 million.

Our principal sources of liquidity for the next twelve months will be cash generated from operations and borrowings under our credit facilities. Availability of funds under our credit facilities and monetizations of finance receivables depend on a variety of factors described below. As of April 30, 2004, we had an unused credit commitment totaling $162.9 million.

We are a party to a three-year $175 million senior secured revolving credit facility and a pari passu, one-year $15 million cash management facility. Both facilities are secured by a lien on substantially all of our assets. Availability of credit requires compliance with financial and other covenants, including during fiscal 2004 a requirement that we maintain leverage ratios of Net Funded Debt to EBITDA measured on a rolling four quarters and Net Funded Senior Debt to EBITDA measured on a rolling four quarters not to exceed 6.00 to 1.00 and 2.00 to 1.00, respectively, a fixed charge coverage ratio of not less than 1.25 to 1.00, and a Tangible Net Worth of at least $194 million, plus 50% of Consolidated Net Income on a cumulative basis for each preceding fiscal quarter, commencing with the quarter ended July 31, 2003. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and 70% of various categories of domestic inventory. Accordingly, credit available to us under these facilities will vary with seasonal and other changes in the borrowing base and leverage ratios. We do not expect to have full availability of the stated maximum amount of credit at all times. However, based on our current business plan, we expect to have sufficient credit availability that combined with cash to be generated from operations will meet our expected seasonal requirements for working capital and planned capital and integration expenditures for the next twelve months.

With the commencement of our Access Financial Solutions segment in fiscal 2002, we initially relied on cash generated from operations and borrowings under our credit facilities to fund our origination of customer finance receivables. Through this approach, we generated a diverse portfolio of financial assets which we seasoned and began to monetize principally through limited recourse syndications. Our ability to continue originations of finance receivables to be held by us as financial assets depends on the availability of monetizations, which, in turn, depends on the credit quality of our customers, the degree of credit enhancement or recourse that we are able to offer, and market demand among third-party financial institutions for our finance receivables. During the first nine months of fiscal 2004 and all of fiscal 2003, we monetized $13.4 million and $112.8 million, respectively, in finance receivables through syndications. Although monetizations generate cash, under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the monetized portion of our finance receivables portfolio remains recorded on our balance sheet as limited recourse debt.

Beginning with fiscal 2004, we expect that our originations and monetizations of finance receivables will continue, but at lower levels than in prior years, and that our limited recourse debt balance will decline. In September 2003, we entered into a program agreement with GECC to provide “private label” financing solutions for our customers in North America and in March 2004, we entered into an Operating Agreement with GECC to provide financing solutions for our customers in Europe. Under these agreements, our customers will continue to have direct interaction with our Access Financial Solutions personnel, but with GECC providing direct funding for transactions that meet agreed credit criteria subject to limited recourse to us. Transactions funded by GECC will not be held by us as financial assets, and therefore their subsequent monetization will not be recorded on our balance sheet as limited recourse debt. Transactions not funded by GECC may still be funded by us to the extent of our liquidity sources and subsequently monetized or may be funded directly by other credit providers. During the first nine months of fiscal 2004, $11.5 million of sales to our customers were funded by GECC.

As discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements of this report, we are a party to multiple agreements whereby we guarantee $104.2 million in indebtedness of others. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. Also as discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements of this report our future results of operations, financial condition and liquidity may be affected to the extent that our ultimate exposure with respect to product liability varies from current estimates. And as reported in Item 1 of Part II of this report, the Securities and Exchange Commission (“SEC”) has commenced an informal inquiry relating to our accounting and financial reporting following our February 18, 2004 announcement that we would be restating our audited financial statements for the fiscal year ended July 31, 2003 and possibly for the first fiscal quarter ended October 31, 2003. Although the SEC’s notification advised that the existence of the inquiry should not be construed as an expression or opinion of the SEC that any violation of law has occurred, nor should it reflect adversely on the character or reliability of any person or entity or on the merits of our securities, until this inquiry is resolved it may have an adverse effect on our ability to undertake additional financing or capital markets transactions.

In the fourth quarter of fiscal 2004, we completed the purchase of Delta, a subsidiary of Manitowoc for $9 million. Headquartered in Tonneins, France, Delta has two facilities that manufacture the Toucan Manlift brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for the use principally in industrial and maintenance operations. In addition, we purchased certain intellectual property and related assets of Manitowoc’s discontinued product lines, which will permit us to re-launch selected Liftlux models. We funded the purchase price with cash generated from operations.

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

The North American economy continues to strengthen reflecting positive trends in construction spending, capacity utilization and consumer confidence. The European economic indicators are also trending in a positive direction, albeit lagging the North American economic recovery. Although interest rates have been stable, concerns over raw material and energy prices remain. With the continuing positive trends of the key indicators associated with the access industry and our nine-months revenues already surpassing all of fiscal 2003, barring any catastrophic event, we are optimistic about the near term. As a result of realized production efficiencies, we anticipate improvement in our gross profit and operating margins during the fourth quarter of fiscal 2004 as compared to the third quarter fiscal 2004 with continued improvement during fiscal 2005.

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

We are exposed to changes in interest rates as a result of our outstanding debt. In June 2003, we entered into a $70 million fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% in order to mitigate our interest rate exposure. The basis of the variable rate paid is the London Interbank Offered Rate (LIBOR) plus 4.51%. In July 2003, we entered into a $62.5 million fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 1/4% in order to mitigate our interest rate exposure. The basis of the variable rate paid is the London Interbank Offered Rate (LIBOR) plus 5.15%. These swap agreements are designated as hedges of the fixed-rate borrowings which are outstanding and are structured as perfect hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During fiscal 2003, we terminated our $87.5 million notional fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% that we entered into during June 2002, which resulted in a deferred gain of $6.2 million. This $6.2 million deferred gain will offset interest expense over the remaining life of the debt. At April 30, 2004, we had $132.5 million of interest rate swap agreements outstanding. Total interest bearing liabilities at April 30, 2004 consisted of $151.3 million in variable-rate borrowing and $313.8 million in fixed-rate borrowing. At the current level of variable-rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $1 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed-rate debt.

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

(b) Changes in Internal Controls

As previously disclosed in our second quarter Form 10-Q, in February 2004 our disclosure controls and procedures were found to be ineffective in identifying an accounting error related to the timing of the recording of revenue in conformity with generally accepted accounting principles arising from our improper accounting for a single consignment sale. In response to the matter identified, we have taken significant steps to strengthen control processes and procedures in order to identify and rectify the accounting error and prevent the recurrence of the circumstances that resulted in the need to restate prior period financial statements. In March 2004, we corrected the identified weaknesses in our disclosure controls and procedures that led to the above error by taking the following steps, among others:

•	Strengthening our documentation and formal process to review and approve proposed revenue transactions prior to their occurrence.

•	Supplementing our revenue recognition policy to include a clearly understandable summary of key elements of the policy to better ensure broader understanding of the policy among our personnel.

•	Conducting training sessions for affected employees on applicable policies and procedures.

•	Implementing additional detection controls to identify and correct accounting errors on a timely basis before such errors reach our financial statements.

We continue to improve upon our disclosure controls and procedures and have, in addition to the foregoing, named a Sales/Operations Compliance Officer to assure compliance with our procedures and policies relating to proper documentation of domestic and international sales transactions, expanded the scope of our quarterly internal audit activities, implemented additional controls and procedures and conducted additional training sessions for employees on applicable policies and procedures.

While we believe that our system of internal controls and our disclosure controls and procedures are now adequate to provide reasonable assurance that the objectives of these control systems have been and will be met, we will continue to improve these controls principally through additional modifications to our information systems to automate and provide redundancies for some of these processes. We expect to continue evaluating and refining this improvement process as part of our ongoing plan to prepare for compliance with the reporting and attestation requirements under Section 404 of the Sarbanes-Oxley Act. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
JLG Industries, Inc.

We have reviewed the condensed consolidated balance sheet of JLG Industries, Inc. as of April 30, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended April 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine-month periods ended April 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U. S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of JLG Industries, Inc. as of July 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated September 12, 2003, except for Note 2 as to which the date is September 23, 2003 and Note 24 as to which the date is March 11, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Baltimore, Maryland
May 19, 2004

PART II       OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

ITEMS 2 — 5

None/not applicable.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:

12	Statement Regarding Computation of Ratios

15	Letter re: Unaudited Interim Financial Information

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99	Cautionary Statements Pursuant to the Securities Litigation Reform Act

(b)	We furnished a Current Report on Form 8-K on February 27, 2004 which included our Press Release dated February 27, 2004. The item reported on such Form 8-K was Item 9. (Regulation FD Disclosure). We furnished a Current Report on Form 8-K on March 16, 2004 which included our Press Release dated March 16, 2004. The item reported on such Form 8-K was Item 9. (Regulation FD Disclosure). We furnished a Current Report on Form 8-K on March 16, 2004 which included our Press Release dated March 16, 2004. The item reported on such Form 8-K was Item 9. (Regulation FD Disclosure). We furnished a Current Report on Form 8-K on March 29, 2004 which included our Press Release dated March 29, 2004. The item reported on such Form 8-K was Item 9. (Regulation FD Disclosure). We filed a Current Report on Form 8-K on February 18, 2004, which included our Press Release dated February 18, 2004. The items reported on such Form 8-K were Item 5. (Other Events), Item 7. (Financial Statements, Pro Forma Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Conditions).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JLG INDUSTRIES, INC.
(Registrant)

Date: May 27, 2004	/s/ James H. Woodward, Jr.

James H. Woodward, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 27, 2004	/s/ John W. Cook

John W. Cook
Chief Accounting Officer
(Chief Accounting Officer)