Form 10-K
period 2004-07-31
JLG INDUSTRIES INC
filed 2004-10-06
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)
|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2004

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

At September 24, 2004, there were 43,901,798 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant at that date was $695,311,728.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

     Founded in 1969, we are the world’s leading producer of access equipment (aerial work platforms and telehandlers) and highway-speed telescopic hydraulic excavators (excavators). Our diverse product portfolio encompasses leading brands such as JLG® aerial work platforms; JLG, SkyTrak®, Lull® and Gradall® telehandlers; Gradall excavators; Triple-L™ drop-deck trailers; and an array of complementary accessories that increase the versatility and efficiency of these products for end-users. We market our products and services through a multichannel approach that includes a highly trained sales force, and utilizes a broad range of marketing techniques, integrated supply programs and a network of distributors in the industrial, commercial, institutional and construction markets. In addition to designing and manufacturing our products, we offer world-class after-sales service and support and financing and leasing solutions for our customers. Our manufacturing facilities are located in the United States, Belgium and France, with sales and service operations on six continents.

     Building on our European presence while remaining focused on the access industry, on April 30, 2004, we completed our purchase of Delta Manlift SAS (“Delta”), a subsidiary of The Manitowoc Company (“Manitowoc”). Headquartered in Tonneins, France, Delta has two facilities that manufacture the Toucan® Manlift® brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations. In addition, we purchased certain intellectual property and related assets of Manitowoc’s discontinued product lines, which will permit us to re-launch selected models of the Liftlux brand scissor lifts. The Liftlux brand of scissor lifts, primarily known for large capacity and height, are popular with specialty re-rental companies in Europe and North America and complement the upper end of our scissor lift line. For additional information relative to our Delta acquisition, see Note 2 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

     On August 1, 2003, we completed our acquisition of the OmniQuip® business unit (“OmniQuip”) of Textron Inc., which includes all operations relating to the SkyTrak and Lull brand telehandler products. OmniQuip manufactures and markets telehandlers and is North America’s leading producer of telehandlers used in numerous applications by commercial and residential building contractors, as well as by customers in other construction, military and agricultural markets. OmniQuip is also a key supplier of telehandlers to the U.S. military. For additional information relative to our OmniQuip acquisition, see Note 2 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

Products and Services

     We are organized in three business segments—Machinery, Equipment Services, and Access Financial Solutions.

Machinery

     Our Machinery segment consists of the design, manufacture and sale of new aerial work platforms, telehandlers, telescoping hydraulic excavators and trailers.

     Our JLG brand aerial work platforms are designed to permit workers to position themselves, their tools and materials efficiently and safely in elevated work areas of up to 150 feet high that otherwise might have to be reached by the erection of scaffolding, by the use of ladders or through other devices. We produce three basic types of mobile aerial work platforms under the JLG brand: boom lifts, scissor lifts, and vertical mast lifts. These work platforms are mounted at the end of telescoping and/or articulating booms or on top of scissor-type or other vertical lifting mechanisms, which, in turn, are mounted on mobile chassis. Various standard accessories for specified end-user applications also may be incorporated into certain aerial work platform models. Our aerial work platforms are primarily used in construction, industrial and commercial applications and are designed for stable operation in elevated positions.

     Our boom lifts are especially useful for reaching over machinery and equipment mounted on floors and for reaching other elevated positions not effectively approached by other vertical lifting devices. They are also ideal for applications where the chassis cannot be positioned directly beneath the intended work area. We produce boom lift models of various sizes with platform heights of up to 150 feet. The boom may be rotated up to 360 degrees in either direction, raised or lowered from vertical to below horizontal, and extended while the work platform remains horizontal and stable. These machines can be maneuvered forward or backward and steered in any direction by the operator from the work platform, even while the boom is extended or raised. Boom-type models have work platforms, which vary in size from 30 inches by 48 inches to 36 inches by 96 inches, with the rated lift capacities ranging from 500 to 1,000 pounds.

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

     Our vertical mast lifts consist of a work platform attached to an aluminum or steel mast that extends vertically, which, in turn, is mounted on either a push-around or self-propelled base. Some European models, acquired in the Spring 2004, feature articulating jibs mounted at the top of the vertical mast, allowing a measure of horizontal outreach. Available in various models, these machines in their retracted position can fit through standard door openings, yet reach platform heights of up to 41 feet when fully extended, and have rated lift capacities ranging between 300 and 500 pounds. In addition, our stock picker models can reach up to 21 feet and have a capacity of up to 500 pounds.

     Our JLG, SkyTrak, Lull and Gradall brand telehandlers are typically used by residential, non-residential and institutional building contractors and agricultural workers for lifting, transporting and placing a wide variety of materials at their point of use or storage. The SkyTrak and Lull brands are our newest lines, having been added as a result of our August 1, 2003 acquisition of OmniQuip. With the acquisition, we have become North America’s leading manufacturer and marketer of telehandlers, which have rated lift capacities ranging from 6,600 to 12,000 pounds and maximum lifting heights ranging from 23 to 55 feet, as well as a variety of material handling attachments. In addition to the SkyTrak and Lull commercial lines, the acquisition also brought the All-Terrain Lifter, Army System (“ATLAS”) sole source contract with the U.S. Army, as well as the Millennia Military Vehicle (“MMV”), which has found favor with the U.S. Marine Corps.

     We are also a growing player in the European telehandler segment and our European-design telehandlers leverage our traditional aerial work platform product line and our existing European-based manufacturing, sales and service operations. During 2002, we launched our first European-design compact telehandler line for industrial applications and, in fiscal 2003, we complemented that line with the purchase of assets related to a line of telehandlers specifically designed for agricultural applications. This latest acquisition will, for the first time, provide us with a telehandler product appropriate for the European agricultural market, which is responsible for a significant portion of all telehandlers sold there. In addition, we are also targeting diversification of our channels to market through an intended strategic alliance with SAME Deutz-Fahr Group (“SDFG”), which, if consummated, will market our line of compact telehandlers in the European agricultural segment through its distributor network. This relationship, if consummated, will enhance our efforts to market telehandlers to the agricultural market and help diversify our end-use customers, which historically have been found in construction, general industry and maintenance markets. All European-designed telehandlers are produced in our Maasmechelen, Belgium facility.

     Our Gradall brand excavators are typically used by contractors and government agencies for ditching, sloping, finish grading and general maintenance and infrastructure projects. Our excavators are distinguished from other types of excavators by their telescoping, rotating booms and low overhead clearance requirements. Unlike the articulated booms on traditional excavators, the Gradall boom’s “arm-like” motion increases the machine’s versatility, optimizing the potential to use a wide variety of attachments. We manufacture and market a variety of track-mounted and wheel-mounted excavators, including specialized models used in mining, steel production and hazardous waste removal applications and we are the leading supplier of highway-speed wheel-mounted excavators in North America.

     In North America, we also manufacture a line of Triple-L brand equipment trailers with towing capacities ranging from 2,000 to 10,000 pounds, and we assemble and market portable light towers in Australia.

Equipment Services

     Our Equipment Services segment focuses on after-sales service and support activities that enhance our ability to generate additional revenues throughout the life cycle of the products that we sell. We remanufacture and recondition (to certain specified standards, including ANSI standards) and repair and resell JLG used equipment. In addition, we resell used equipment of competing manufacturers. We offer a variety of service warranties on these machines. We are the only access equipment manufacturer which has complete in-house re-manufacturing capability and which sells remanufactured equipment with a factory warranty equivalent to our new equipment. This capability has been established in North America since 1993 through a separate dedicated facility in McConnellsburg, Pennsylvania and during fiscal 2004, we purchased a facility in Tonneins, France, near our recently acquired Delta operations, with the intention of expanding our Equipment Services capability to Europe for the benefit of customers located there.

     The North America operation has been certified as meeting ISO 9002 standards relating to customer service quality. The European operation is currently in a start-up phase.

     We also distribute replacement parts for our and competing manufacturers’ equipment through supplier-direct shipment programs and a system of two parts depots in North America and single parts depots in each of Europe and Australia. Sales of replacement parts have historically been less cyclical and typically generate higher margins than sales of new equipment. To help facilitate parts sales, we use Internet-based e-commerce in an effort to develop closer relationships with our customers. For example, we handle most of our warranty transactions and nearly half of our parts orders via the Internet.

     As another service to our customers, at July 31, 2004, we had a rental fleet of approximately 590 units that we deploy in North America to support our rental company customers’ demands for short-term rental contracts. Through a joint venture, we maintain a similar rental fleet of approximately 680 units in Europe. The rental aspect of our North American and European operations is designed to support, rather than compete with, our rental company customers, offering added fleet management flexibility by making additional machines available on short-term leases to meet peak demand needs of large projects. Also, in Great Britain, we operate a small fleet of service vehicles.

     We support the sales, service, and rental programs of our customers with product advertising, cooperative promotional programs, major trade show participation, and training programs covering service, products and safety. We supplement domestic sales and service support to our international customers through overseas facilities in Australia, Belgium, Brazil, France, Germany, Hong Kong, Italy, New Zealand, Norway, Poland, South Africa, Spain, Sweden and the United Kingdom, and a joint venture in the Netherlands.

     In July 2004, we announced the formation of JLG Service Plus, Inc. (“ServicePlus”), a wholly owned subsidiary. In response to our customers’ needs, services offered through ServicePlus® facilities will range from preventive maintenance programs to general repairs to the reconditioning of our equipment. The initial location is in Houston, Texas, at a facility with 35 service bays.

Access Financial Solutions

     Access Financial Solutions focuses on pre-sales services by providing equipment financing and leasing solutions in connection with sales of our products that are tailored to meet our customers’ individual economic, capital structure and operational requirements. We conduct this business through our wholly owned subsidiary, Access Financial Solutions, Inc. (“AFS”). Financing arrangements offered by AFS include installment sale contracts, capital leases, synthetic leases, operating leases and rental purchase guarantees. Terms of these arrangements vary depending on the type of transaction, but typically range between 36 and 72 months and may require us to guarantee certain of our customers’ obligations to third-party financing companies. These guarantees are a result of entering into agreements with finance companies whereby our equipment is sold to a finance company which, in turn, sells or leases it to a customer or is sold to a customer which is financed by a financing company. Under certain terms and conditions, we retain a limited liability in the event the customer defaults on the financing. During the financing term, the customer generally is responsible for insurance, taxes and maintenance of the equipment, and the customer bears the risk of damage to or loss of the equipment. For additional information relative to guarantees, see Note 17 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

     The staff of AFS is comprised of seasoned professionals who are experienced in credit analysis and financial services support. AFS adheres to credit policies that require various levels of credit approval depending on the transaction size and overall credit concentration with any customer. For example, Chief Executive Officer credit approval is required for any single customer credit including open account balance in excess of $10 million and approval of the Finance Committee of the Board of Directors is required for any single customer credit in excess of $25 million. Credit decisions to extend financing to customers are based on a rigorous credit review process that incorporates both financial analyses as well as business rationale to support a particular customer. Once identified as a key customer, AFS regularly reviews the customer’s financial results and projections and its business and expansion plans and continuously monitors our overall credit exposure to that customer.

     During fiscal 2004, we supported our customers in directly financing $12.5 million in sales, and arranging third-party financing for an additional $153.2 million in sales or approximately 1% and 16% of our total machinery sales, respectively. We rely on our customary sources of liquidity, including borrowings under our credit facilities, to fund AFS direct financings. Historically, we have monetized a substantial portion of the receivables originated by AFS through an ongoing program of syndications, limited recourse financings and other monetization transactions. During fiscal 2004, we sold, through various limited recourse monetization transactions with one funding provider, $13.4 million in finance receivables originated by AFS. In connection with some of these monetization transactions, we have limited recourse obligations relating to possible defaults by the obligors under the terms of the contracts, which comprise the finance receivables. For additional information relative to limited recourse obligations, see Note 3 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. Depending on the nature of the AFS monetization transaction, we either retain servicing of the finance receivables and remit collections to the third-party purchaser or lender, as the case may be, or we engage a third-party servicer. These monetization transactions allow us to provide ongoing liquidity for our customer financing activities.

     We expect that our originations and monetizations of finance receivables will continue and that our limited recourse debt balance will continue to decline. In September 2003, we entered into a program agreement with General Electric Capital Corporation (“GECC”) to provide “private label” financing solutions for our customers in North America, and, in March 2004, we entered into an Operating Agreement with GECC to provide financing solutions for our customers in Europe. In addition, in April, June and July 2004, we entered into additional program agreements to provide “private label” financing solutions for our customers in the United States and Canada. The terms of these additional agreements are similar to those under the GECC agreements. Under all of these agreements, our customers will continue to have direct interaction with our AFS personnel, but with the finance companies providing direct funding for transactions that meet agreed credit criteria subject to limited recourse to us. Transactions funded by the finance companies will not be held by us as financial assets, and therefore their subsequent monetization will not be recorded on our balance sheet as limited recourse debt. Transactions not funded by the finance companies may still be funded by us to the extent of our liquidity sources and subsequently monetized or they may be funded directly by other credit providers.

Segment Financial Information

     Financial information regarding each of our segments appears in Note 10 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

Marketing and Distribution

     Our products are marketed in over 3,500 locations worldwide through independent rental companies and distributors that rent and sell our products and provide service support, as well as through other sales and service branches or organizations in which we hold equity positions. North American customers are located in all 50 states in the U.S., as well as in Canada and Mexico. International customers are located in Europe, the Asia/ Pacific region, Australia, Japan, Africa, the Middle East and Latin America, and our sales force is comprised of almost 150 employees worldwide. In North America, teams of sales employees are dedicated to specific major customers, channels or geographic regions. Our sales employees in Europe and the rest of the world are spread among our 21 international sales and service offices.

     Sales to one customer, United Rentals, Inc., accounted for 14%, 15% and 21% of our consolidated revenues for the years ended July 31, 2004, 2003 and 2002, respectively.

     Certain of our operations have been certified as meeting ISO 9001 and ISO 9002 standards. We believe that ISO certification is valuable because a number of customers require such certification as a condition to doing business.

Product Development

     We invest significantly in product development, diversification and improvement, including the modification of existing products for special applications. Our product development staff is comprised of over 160 employees. Product development expenditures totaled approximately $20.2 million, $16.1 million and $15.6 million for the fiscal years 2004, 2003 and 2002, respectively. In those same years, new or redesigned products introduced within the preceding 24 months comprised 24%, 29% and 30% of sales, respectively.

Intellectual Property

     We have various registered trademarks and patents relating to our products and our business, including registered trademarks for the JLG, Gradall, SkyTrak and Lull brand names. While we consider this intellectual property to be beneficial in the operation of our business, we are not dependent on any single patent or trademark or group of patents or trademarks.

Seasonal Nature of Business

     Our business is seasonal with a substantial portion of our sales occurring in the spring and summer months which constitute the traditional construction season. In addition, within any fiscal quarter the majority of our sales occur within the final month of the quarter.

Competition

     We operate in the global construction, maintenance and industrial equipment market. Our competitors range from some of the world’s largest multi-national construction equipment manufacturers to small single-product niche manufacturers. Within this global market, we face competition principally from two significant aerial work platform manufacturers, approximately 26 smaller aerial work platform manufacturers, seven major telehandler manufacturers and approximately 15 smaller telehandler manufacturers, as well as numerous manufacturers of other niche products such as boom trucks, cherry pickers, mast climbers, straight mast and truck-mounted fork-lifts, rough-terrain and all-terrain cranes, truck-mounted cranes, portable material lifts and various types of earth moving equipment that offer similar or overlapping functionality to our products. We believe we are the world’s leading manufacturer of aerial work platforms and one of the world’s leading manufacturers of telehandlers. We are currently a niche supplier of excavators, but within the narrow category of highway-speed, wheeled-mounted excavators, we are the leading supplier in North America.

Material and Supply Arrangements

     We obtain raw materials, principally steel; other component parts, most notably engines, drive motors, tires, bearings and hydraulic components; and supplies from third parties. We also outsource certain assemblies and fabricated parts. We rely on preferred vendors as a sole source for “just-in-time” delivery of many raw materials and manufactured components. We believe these arrangements have resulted in reduced investment requirements, greater access to technology developments and lower per-unit costs. Because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers may adversely affect our ability to satisfy our customers on a timely basis and thereby affect our financial performance. In addition, market prices of some of the raw materials we use (such as steel) have recently increased significantly. If we are not able to pass raw material or component price increases on to our customers, our margins could be adversely affected.

Product Liability

     We have rigorous product safety standards and we continually work to improve the safety and reliability of our products. We monitor accidents and possible claims and establish liability estimates with respect to claims based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting from such reviews are reflected in current earnings. Reserves are based on actual incidents and do not necessarily directly relate to sales activity. Based upon our best estimate of anticipated losses, product liability costs approximated 1.0%, 0.9% and 1.1% of revenues for the years ended July 31, 2004, 2003 and 2002, respectively.

     For additional information relative to product liability insurance coverage and cost, see Note 17 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

Employees

     We had 3,056 employees as of July 31, 2004. Approximately 8% of our employees are represented by a union under a contract, which expires April 22, 2006.

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

Foreign Operations

     We manufacture our products in the U.S., Belgium and France for sale throughout the world. Revenues from customers outside the U.S. were 23%, 27% and 28% of revenues for 2004, 2003 and 2002, respectively. Revenues from European customers were 15%, 19% and 22% of revenues for 2004, 2003 and 2002, respectively. Additional financial information regarding our foreign operations appears in Note 10 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

Executive Officers of the Registrant

Name	Age	Positions with the Company and business experience during past five years (date of initial election)

William M. Lasky	57

Chairman of the Board, President and Chief Executive Officer (2001); prior to 2000, President and Chief Executive Officer; prior to 2000, President and Chief Operating Officer; prior to 1999, President, Dana Corporation, Worldwide Filtration Products Group.

James H. Woodward, Jr.	51

Executive Vice President and Chief Financial Officer (2002); prior to 2002, Senior Vice President and Chief Financial Officer; prior to 2000, Vice President and Director E-Business, Dana Corporation; prior to 2000, Vice President and Corporate Controller, Dana Corporation.

Peter L. Bonafede, Jr.	54	Senior Vice President— Manufacturing (2000); prior to 2000, President, Global Chemical Technologies; prior to 1999, Vice President and General Manager, Ingersoll-Rand Company, Blaw-Knox Division.

Craig E. Paylor	48	Senior Vice President—Sales, Marketing and Customer Support (2002); prior to 2002, Senior Vice President—Sales and Market Development; prior to 1999, Vice President—Sales and Marketing.

Wayne P. MacDonald	51	Senior Vice President—Engineering (2002); prior to 2002, Vice President—Engineering; prior to 2000, Director, Advanced Technology Development and Applications Engineering.

Philip H. Rehbein	54

Senior Vice President—Strategic Operations (2004); prior to 2004, Senior Vice President—Finance (August 2002), Vice President—Finance (May 2002); prior to 2002, Vice President and General Manager—Gradall; prior to 2001, Vice President—Finance; prior to 1999, Vice President and Corporate Controller.

Thomas D. Singer	52	Senior Vice President, General Counsel and Secretary (2001); prior to 2001, Vice President, General Counsel and Assistant Secretary.

Significant Employees
Israel Celli	51

Vice President—International Sales, Marketing and Customer Support (2002); prior to 2002, General Manager of Latin America; prior to 2000, Marketing Director for Latin America, Case Brasil and Cia. (CNH Global).

     All executive officers listed above are elected to hold office for one year or until their successors are elected and qualified, and have been employed in the capacities noted for more than five years, except as indicated. No family relationship exists among the above-named executive officers.

Available Information

     We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

     We maintain a website at www.jlg.com. We make available on our website under “Investor Relations”—“SEC Documents,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the SEC. Information contained on our website is not incorporated by reference into this report.

ITEM 2. PROPERTIES

     The following table lists the principal manufacturing and office facilities and principal products manufactured at each of the facilities:

Location	Size	Owned/Leased	Products

New Equipment
McConnellsburg, Pennsylvania	515,000 sq. ft.	Owned	Boom lifts, Telehandlers
Shippensburg, Pennsylvania	320,000 sq. ft.	Owned	Boom lifts, Scissor lifts, Vertical Mast lifts
LaVerne, California	20,000 sq. ft.	Leased	Trailers
Maasmechelen, Belgium	80,000 sq. ft.	Leased	Boom lifts, Scissor lifts, Telehandlers
New Philadelphia, Ohio	430,000 sq. ft.	Owned	Excavators
Oakes, North Dakota	78,000 sq. ft.	Leased	Telehandlers
Tonneins, France	38,000 sq. ft.	Owned	Vertical Mast lifts
Tonneins, France	63,000 sq. ft.	Leased	Vertical Mast lifts
Used Equipment
McConnellsburg, Pennsylvania	45,000 sq. ft.	Owned	Equipment Services
McConnellsburg, Pennsylvania	27,000 sq. ft.	Leased	Equipment Services
Port Macquarie, Australia	25,000 sq. ft.	Leased	Equipment Services
Tonneins, France	29,000 sq. ft.	Leased	Equipment Services
Houston, Texas	72,000 sq. ft.	Leased	Equipment Services

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

ITEM 3. LEGAL PROCEEDINGS

     On February 27, 2004, we announced that the SEC had begun an informal inquiry relating to accounting and financial reporting following our February 18, 2004 announcement that we would be restating our audited financial statements for the fiscal year ended July 31, 2003 and for the first fiscal quarter ended October 31, 2003. The notification advised that the existence of the inquiry should not be construed as an expression or opinion of the SEC that any violation of law has occurred, nor should it reflect adversely on the character or reliability of any person or entity or on the merits of our securities. We continue to cooperate with any requests for information from the SEC related to the informal inquiry.

     We make provisions relating to probable product liability claims. For information relative to product liability claims, see Note 17 of the Notes to Consolidated Financial Statements, Item 8 of Part II and the discussion in Part I, Item 1 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our capital stock is traded on the New York Stock Exchange under the symbol JLG. The table below sets forth the high and low closing prices and average shares traded daily for the past two fiscal years.

	Price per Share				Average Shares Traded Daily

Quarter Ended	2004		2003		2004	2003

	High	Low	High	Low

October 31	$12.25	$8.52	$9.74	$6.81	254,798	148,575
January 31	$16.53	$11.41	$9.35	$6.50	252,874	129,226
April 30	$16.46	$11.64	$6.62	$3.98	446,754	222,556
July 31	$15.73	$12.62	$8.99	$5.20	292,613	214,063

     Our quarterly cash dividend rate is currently $.005 per share, or $.02 on an annual basis.

     As of September 9, 2004, there were approximately 1,940 shareholders of record of our capital stock and another 14,500 shareholders in street names.

     For tabular information regarding securities authorized for issuance under equity compensation plans, see Note 12 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

ITEM 6. SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY
(in thousands of dollars, except per share data and number of employees)

Years Ended July 31	2004	2003	2002

RESULTS OF OPERATIONS
Revenues	$1,193,962	$751,128	$770,070
Gross profit	225,400	134,442	132,087
Selling, administrative and product development expenses	(149,467)	(95,367)	(95,279)
Goodwill amortization	—	—	—
Restructuring charges	(27)	(2,754)	(6,091)
Income from operations	75,906	36,321	30,717
Interest expense	(38,098)	(27,985)	(16,255)
Other income (expense), net	4,073	6,691	4,759
Income before taxes and cumulative effect of change in accounting principle	41,881	15,027	19,221
Income tax provision	(15,232)	(2,635)	(6,343)
Income before cumulative effect of change in accounting principal	26,649	12,392	12,878
Cumulative effect of change in accounting principle	—	—	(114,470)
Net income (loss)	26,649	12,392	(101,592)
PER SHARE DATA
Earnings per common share before cumulative effect of change in accounting principle	$.62	$.29	$.31
Cumulative effect of change in accounting principle	—	—	(2.72)
Earnings (loss) per common share	.62	.29	(2.41)
Earnings per common share—assuming dilution before cumulative effect of change in accounting principle	.61	.29	.30
Cumulative effect of change in accounting principle	—	—	(2.65)
Earnings (loss) per common share—assuming dilution	.61	.29	(2.35)
Cash dividends	.02	.02	.025
PERFORMANCE MEASURES (before cumulative effect of change in accounting principle)
Return on revenues	2.2%	1.6%	1.7%
Return on average assets	2.7%	1.5%	1.6%
Return on average shareholders’ equity	10.5%	5.2%	3.8%
FINANCIAL POSITION
Working capital	$340,552	$382,763	$231,203
Current assets as a percent of current liabilities	216%	273%	188%
Property, plant and equipment, net	91,504	79,699	84,370
Total assets	1,027,444	936,202	778,241
Total debt	423,534	460,570	279,329
Shareholders’ equity	281,270	247,714	236,042
Total debt as a percent of total capitalization	60%	65%	54%
Book value per share	6.41	5.71	5.52
OTHER DATA
Product development expenditures	$20,216	$16,142	$15,586
Capital expenditures, net of retirements	11,978	10,324	12,390
Net additions (retirements) to rental fleet	5,871	4,073	5,554
Depreciation and amortization	25,681	19,937	20,959
Employees	3,056	2,263	2,801

This summary should be read in conjunction with Management’s Discussion and Analysis. All share and per share data have been adjusted for the two-for-one stock splits distributed in April and October 1995, and the three-for-one stock split distributed in July 1996. Amounts subsequent to 1998 reflect the acquisition of Gradall Industries, Inc. in June 1999. Amounts subsequent to 2003 reflect the acquisitions of OmniQuip in August 2003 and Delta in April 2004.

Years Ended July 31	2001	2000	1999	1998	1997	1996	1995	1994

RESULTS OF OPERATIONS
Revenues	$963,872	$1,056,168	$720,224	$530,859	$526,266	$413,407	$269,211	$176,443
Gross profit	188,794	231,086	166,953	128,157	130,005	108,716	65,953	42,154
Selling, administrative and product development expenses	(104,585)	(109,434)	(75,431)	(55,388)	(56,220)	(44,038)	(33,254)	(27,147)
Goodwill amortization	(6,052)	(6,166)	(750)	—	—	—	—	—
Restructuring charges	(4,402)	—	—	(1,689)	(1,897)	—	—	—
Income from operations	73,755	115,486	90,772	71,080	71,888	64,678	32,699	15,007
Interest expense	(22,195)	(20,589)	(1,772)	(254)	(362)	(293)	(376)	(380)
Other income (expense), net	2,737	1,146	2,016	(356)	(288)	1,281	376	(24)
Income before taxes and cumulative effect of change in accounting principle	54,297	96,043	91,016	70,470	71,238	65,666	32,699	14,603
Income tax provision	(20,091)	(35,536)	(29,745)	(23,960)	(25,090)	(23,558)	(11,941)	(5,067)
Income before cumulative effect of change in accounting principal	34,206	60,507	61,271	46,510	46,148	42,108	20,758	9,536
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—
Net income (loss)	34,206	60,507	61,271	46,510	46,148	42,108	20,758	9,536
PER SHARE DATA	$.81	$1.39	$1.40	$1.07	$1.06	$.98	$.49	$.23
Earnings per common share before cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—
Cumulative effect of change in accounting principle	.81	1.39	1.40	1.07	1.06	.98	.49	.23
Earnings (loss) per common share
Earnings per common share—assuming dilution before cumulative effect of change in accounting principle	.80	1.37	1.36	1.05	1.04	.96	.48	.23
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—
Earnings (loss) per common share—assuming dilution	.80	1.37	1.36	1.05	1.04	.96	.48	.23
Cash dividends	.04	.035	.02	.02	.02	.015	.0092	.0083
PERFORMANCE MEASURES (before cumulative effect of change in accounting principle)
Return on revenues	3.5%	5.7%	8.5%	8.8%	8.8%	10.2%	7.7%	5.4%
Return on average assets	4.4%	8.5%	17.3%	17.9%	21.7%	28.5%	20.2%	12.1%
Return on average shareholders’ equity	10.5%	20.8%	28.1%	26.2%	33.6%	47.9%	37.1%	23.8%
FINANCIAL POSITION
Working capital	$254,752	$165,923	$176,315	$122,672	$84,129	$71,807	$45,404	$32,380
Current assets as a percent of current liabilities	250%	187%	226%	248%	218%	226%	216%	208%
Property, plant and equipment, net	98,403	105,879	100,534	57,652	56,064	34,094	24,785	19,344
Total assets	825,589	653,587	625,817	307,339	248,374	182,628	119,708	91,634
Total debt	299,187	98,302	175,793	3,708	3,952	2,194	2,503	7,578
Shareholders’ equity	333,441	324,051	271,283	207,768	160,927	113,208	68,430	45,706
Total debt as a percent of total capitalization	47%	23%	39%	2%	2%	2%	4%	14%
Book value per share	7.91	7.42	6.13	4.71	3.68	2.61	1.60	1.09
OTHER DATA
Product development expenditures	$15,858	$15,751	$9,279	$9,579	$7,280	$6,925	$5,542	$4,373
Capital expenditures, net of retirements	10,685	22,251	24,838	13,577	29,757	16,668	8,618	7,762
Net additions (retirements) to rental fleet	12,437	(8,016)	4,645	5,377	14,199	9,873	1,548	1,455
Depreciation and amortization	28,775	25,970	19,530	15,750	10,389	6,505	3,875	2,801
Employees	3,300	3,770	3,960	2,664	2,686	2,705	2,222	1,620

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Fueled by an improved North American economy and successful integration of our OmniQuip acquisition, our fiscal 2004 revenues increased 59% to a record $1.2 billion. Excluding OmniQuip and Delta products, traditional JLG revenues increased by $186.3 million, or 25%, with sales from the SkyTrak, Lull and military-design telehandlers contributing $250.3 million and Delta contributing $6.2 million. Our operating profitability reached $75.9 million, a 109% increase from last year with an operating margin of 6.4% improved from last year’s 4.8%. Net income more than doubled to $26.6 million, or $0.61 per diluted share, compared to $12.4 million, or $0.29 per diluted share a year ago. We also continued to improve key operating metrics, reducing trade receivable days sales outstanding to 78 days at year-end from 103 days last year while improving our inventory turns to 5.8 from 3.4. We achieved these results despite increased raw material costs and industry-wide component shortages due in part to the magnitude of demand that followed three years of an industry depression. Additionally, and as expected, the financial health of our European customers has continued to improve as their economies strengthen.

     Throughout the year we completed several key initiatives highlighted by the acquisition and integration of our OmniQuip operations. This included consolidating most administrative functions, transferring production to McConnellsburg, Pennsylvania, and the subsequent closing of five facilities in Port Washington, WI and Mendota Heights, MN. We also continued to make investments in our European presence by establishing an equipment services remanufacturing and reconditioning operations in Tonneins, France, to strengthen our position for international growth opportunities. For the European AWP market segment, we expanded our product offering through the acquisition of Delta and certain intellectual property and related assets.

     Additionally, we opened our new parts center in Maasmechelen, Belgium from which we can bring this service closer to our customers, and we launched the Internet-based e-commerce system in Europe, offering replacement parts to our customers in an efficient, timely and convenient process as we have already done in North America. We launched our initial ServicePlus operation in Houston, Texas.

     Toward the latter part of fiscal 2004, escalating raw material costs, particularly steel and energy, began to impact our business. We implemented a steel surcharge in March 2004 on all new orders, with the expectation that it would be a temporary measure, a view that was shared by many industry experts. However, anticipated pricing relief did not materialize, and our ongoing challenge arises from the continued uncertainty associated with raw material costs. As we monitor the situation, we also evaluate alternative actions to offset these rising costs. Compounding the high costs of raw materials have been vendor capacity constraints. As our supply chain increased production to keep pace with the strong demand, component delays overshadowed our manufacturing efficiencies in the latter part of the year.

     In the discussion and analysis of financial condition and results of operations that follows, we attempt to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

     We reported net income of $26.6 million, or $0.61 per share on a diluted basis, for fiscal 2004, compared to net income of $12.4 million, or $0.29 per share on a diluted basis, for fiscal 2003, and income before the cumulative effect of change in accounting principle related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” of $12.9 million, or $0.30 per share on a diluted basis, for fiscal 2002. As discussed below and more fully described in Note 16 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report, earnings for 2004, 2003 and 2002 included charges of $0.1 million, $4.0 million and $6.7 million, respectively, related to repositioning our operations to more appropriately align our costs with our business activity. Certain of these charges are included in cost of sales and others are included in restructuring charges in our Consolidated Statements of Income. In addition, earnings for fiscal 2004 included unfavorable currency adjustments of $2.3 million compared to favorable currency adjustments of $5.4 million and $2.9 million for fiscal 2003 and 2002, respectively.

     For fiscal 2004, our revenues were $1.2 billion, up 59% from the $751.1 million for fiscal 2003 which were down 2.5% from the $770.1 million reported for fiscal 2002.

     The following tables outline our revenues by segment, product, and geography (in thousands) for the years ended July 31:

	Years Ended July 31,

	2004	2003	2002

Segment:
Machinery	$973,610	$594,484	$621,283
Equipment Services	204,454	136,737	133,058
Access Financial Solutions (a)	15,898	19,907	15,729

	$1,193,962	$751,128	$770,070

Products:
Aerial work platforms	$562,056	$428,564	$475,241
Telehandlers	358,865	117,475	87,443
Excavators	52,689	48,445	58,599
After-sales service and support, including parts sales, and used and reconditioned equipment sales	196,576	130,335	124,587
Financial products (a)	15,203	19,184	14,227
Rentals	8,573	7,125	9,973

	$1,193,962	$751,128	$770,070

Geographic:
United States	$923,696	$546,494	$556,252
Europe	178,392	145,038	167,940
Other	91,874	59,596	45,878

	$1,193,962	$751,128	$770,070

(a)

Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

     The increase in Machinery segment sales from $594.5 million for fiscal 2003 to $973.6 million for fiscal 2004, or 63.8%, was principally attributable to the additional sales from OmniQuip products, increased sales of aerial work platforms in North America, Europe and Australia, and higher telehandler sales from new products, principally the new North America all-wheel-steer machines. After considering the increase in revenues related to the OmniQuip and Delta acquisitions, the remaining increase in sales is the result of general economic improvements in North America reflecting positive trends in construction spending, capacity utilization and consumer confidence. In addition, the European economy is showing continued improvements, although lagging the North American economic recovery, and there is somewhat of an easing of credit availability to the rental industry.

     The increase in Equipment Services segment revenues from $136.7 million for fiscal 2003 to $204.5 million for fiscal 2004, or 49.5%, was due to the additional OmniQuip revenues, increased service parts sales as a result of our customers’ fleets aging and increased utilization of fleet equipment, an increase in sales of replacement parts for our competing manufacturers’ equipment and higher rental fleet and rebuild sales as a result of improved market conditions and increased demand for used equipment.

     The decrease in Access Financial Solutions segment revenues from $19.9 million for fiscal 2003 to $15.9 million for fiscal 2004, or 20.1%, was principally attributable to an early payoff of a financed receivable, partially offset by higher finance income due to a larger portfolio. While we have increased interest income attributable to our pledged finance receivables, a corresponding increase in our limited recourse debt resulted in $10.1 million of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, the interest portion of the payments to monetization purchasers is reflected as interest expense in our Consolidated Statements of Income.

     The decrease in Machinery segment sales from $621.3 million for fiscal 2002 to $594.5 million for fiscal 2003, or 4.3%, was primarily attributable to reduced sales of aerial work platforms principally due to the economic pressures in North America and economic pressures and tightened credit conditions in Europe, partially offset by increased sales in Australia. In addition, sales of our excavator product line declined due to softness in the United States construction market and reduced state and municipal budgets. The decrease in sales of aerial work platforms and excavators was partially offset by increased telehandler sales from new product introductions, principally from the new North America all-wheel-steer machines and our European-designed product offerings. Fiscal 2002 Machinery segment revenues also benefited from the reversal of previously accrued volume-related customer incentives that were not achieved during the year.

     The increase in Equipment Services segment revenues from $133.1 million for fiscal 2002 to $136.7 million for fiscal 2003, or 2.8%, was principally attributable to increased parts sales and sales of used equipment partially offset by decreased sales of rental fleet equipment.

     The increase in Access Financial Solutions segment revenues from $15.7 million for fiscal 2002 to $19.9 million for fiscal 2003, or 26.6%, was principally attributable to income received on a larger portfolio of pledged finance receivables from accumulated monetization transactions. While we have increased interest income attributable to our pledged finance receivables, a corresponding increase in our limited recourse debt resulted in $7.7 million of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt.

     Our domestic revenues for fiscal 2004 were $923.7 million, up 69% from fiscal 2003 revenues of $546.5 million. The increase in our domestic revenues was principally due to the additional sales from OmniQuip products of $250.3 million as well as increased sales of aerial work platforms, telehandlers, parts, rental fleet and rebuild equipment and excavators as a result of general economic improvements in North America. Revenues generated from sales outside the United States during fiscal 2004 were $270.3 million, up 32.1% from fiscal 2003. The increase in our revenues generated from sales outside the United States was primarily attributable to improved market conditions resulting in increased sales of aerial work platforms in Europe and Australia and higher telehandler sales resulting from new product introductions in Europe.

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

     Our gross profit margin increased to 18.9% in fiscal 2004 from 17.9% in fiscal 2003. The increase was attributable to higher margins in our Equipment Services and Machinery segments.

     The gross profit margin of our Machinery segment was 14.8% for fiscal 2004 compared to 14.2% for fiscal 2003.The increase in fiscal 2004 was primarily due to cost reductions associated with our capacity rationalization plan, the favorable impact of currency, the OmniQuip acquisition and the higher sales volume during fiscal 2004 compared to fiscal 2003. The increase in our gross profit margin was partially offset by an increase in market prices of raw materials, such as steel and energy, OmniQuip integration expenses of $9.4 million, increased freight costs due to increased production rates and expediting materials associated with steel availability and a less favorable product mix.

     The gross profit margin of our Equipment Services segment was 32.2% for fiscal 2004 compared to 22.4% for fiscal 2003. The increase in fiscal 2004 was primarily due to an increase in higher margin service parts sales as a percentage of total segment revenues due primarily to the additional sales from products acquired in the OmniQuip acquisition and improved margins on used equipment sales reflecting increased demand for used equipment.

     The gross profit margin of our Access Financial Solutions segment was 95.9% for fiscal 2004 compared to 96.8% for fiscal 2003. The decrease in fiscal 2004 was primarily due to a decrease in financial product revenues as a percentage of total segment revenues. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

     Our gross profit margin increased to 17.9% in fiscal 2003 from 17.2% in fiscal 2002. The increase was attributable to higher margins in our Equipment Services and Access Financial Services segments.

     The gross profit margin of our Machinery segment was 14.2% for fiscal 2003 compared to 14.2% for fiscal 2002. The gross profit margin of our Machinery segment was unchanged in fiscal 2003 principally due to the weakening of the U.S. dollar against the Euro, British pound and Australian dollar, as well as fewer trade-in packages resulting in lower trade-in premiums and a more profitable product mix mainly a result of new product introductions. These increases were offset by higher product costs associated with the start-up of our Maasmechelen, Belgium facility, the transfer of the telehandler product line to our McConnellsburg, Pennsylvania facility, the negative effect on fixed overhead leveraging due to lower sales volume compared to fiscal 2002 and higher warranty costs associated with extended warranty periods.

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

     Our selling, administrative and product development expenses increased $54.1 million in fiscal 2004 compared to fiscal 2003 but as a percent of revenues decreased to 12.5% for fiscal 2004 compared to 12.7% for fiscal 2003. The following table summarizes the increase by category in selling, administrative and product development expenses for fiscal 2004 compared to fiscal 2003 (in millions):

Salaries and related benefits	$12.1
Bonus accruals	7.2
OmniQuip integration expenses	6.6
Consulting and legal costs	5.2
Bad debt provisions	4.5
Amortization expense	2.9
Pension and other postretirement benefit costs	2.7
Advertising and trade shows	2.4
Accelerated vesting of restricted stock awards	1.8
Other (includes travel costs and rent expense)	8.7

$54.1

     Our Machinery segment’s selling, administrative and product development expenses increased $17.3 million in fiscal 2004 due primarily to the addition of OmniQuip, higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs, amortization expense associated with the acquired OmniQuip intangible assets, increased pension and other postretirement benefit costs, consulting and legal costs associated with the outsourcing of research and development projects and ordinary business activities, product development expenses related to our European telehandler products, bonus accruals primarily due to our increased profitability, and bad debt provisions.

     Our Equipment Services segment’s selling and administrative expenses increased $2.5 million in fiscal 2004 million due primarily to higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs, and the addition of OmniQuip.

     Our Access Financial Solutions segment’s selling and administrative expenses decreased $1.0 million in fiscal 2004 due primarily to a decrease in bad debt provisions as a result of the lower reserve needed due to a decrease in outstanding finance and pledged finance receivables and a decrease in software costs.

     Our general corporate selling, administrative and product development expenses increased $35.3 million in fiscal 2004 primarily due to management bonus accruals arising from our increased profitability, OmniQuip integration expenses, increase in bad debt provisions for specific reserves related to certain European customers as a result of a deterioration in their current financial position, higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs, higher consulting and legal costs associated with the financial restatement and related activity, an increase in advertising and trade show expenses and costs associated with the accelerated vesting of restricted stock awards in January 2004 and February 2004 triggered by our share price appreciation. Even though in conjunction with our financial restatement the restricted stock awards were restored to their prior unvested status at the request of our officers and therefore will be eligible to vest again in the future, pursuant to U.S. generally accepted accounting principles (“GAAP”), we are required to include the cost of the accelerated vesting in our current period expenses.

     Our selling, administrative and product development expenses increased $0.1 million in fiscal 2003 compared to fiscal 2002 and as a percent of revenues were 12.7% for fiscal 2003 compared to 12.4% for fiscal 2002.

     Our Machinery segment’s selling, administrative and product development expenses increased $3.4 million in fiscal 2003 due primarily to increased bad debt provisions for specific reserves related to certain customers, higher contract and consulting services, commission costs and incentive-based accruals, which were partially offset by lower payroll and related costs and travel expenses due to our cost reduction initiatives.

     Our Equipment Services segment’s selling and administrative expenses decreased $1.1 million in fiscal 2003 mainly due to lower payroll and related costs.

     Our Access Financial Solutions segment’s selling and administrative expenses decreased $0.9 million in fiscal 2003 due primarily to decreases in bad debt provisions reflecting lower origination activity and reduced non-monetized portfolio exposure and lower software costs, which were partially offset by an increase in contract services expenses.

     Our general corporate selling, administrative and product development expenses decreased $1.3 million in fiscal 2003 primarily due to reductions in bad debt provisions, consulting fees, depreciation expense, software costs and trade show expenses, which were partially offset by higher payroll and related costs, incentive-based accruals and legal fees.

     During fiscal 2003, we announced further actions related to our ongoing longer-term strategy to streamline operations and reduce fixed and variable costs. As part of our capacity rationalization plan commenced in early 2001, we idled the 130,000-square-foot Sunnyside facility in Bedford, Pennsylvania, which produced selected scissor lift models, and we relocated that production into our Shippensburg, Pennsylvania facility. Additionally, reductions in selling, administrative and product development costs resulted from changes in our global organization and from process consolidations. We have improved our European sales and service operations model by eliminating redundant operations, reducing headcount and focusing on enhancing the business for increased profitability and growth through ongoing manufacturing process improvements. As a result, pursuant to the plan we anticipated incurring a pre-tax charge of $5.9 million and spending approximately $3.5 million on capital requirements. When these changes and consolidations are fully implemented, we expect to generate approximately $20 million in annualized savings, representing a payback of approximately six months.

     During fiscal 2004, we incurred approximately $0.1 million of the pre-tax charge related to the idling of our Bedford, Pennsylvania facility, discussed above, consisting of accruals for termination benefit costs and relocation costs and charges related to relocating certain plant assets and start-up costs. We reported $27 thousand in restructuring costs and $0.1 million in cost of sales. During fiscal 2003, we incurred approximately $3.8 million of this pre-tax charge, consisting of accruals for termination benefit costs and relocation costs and charges related to relocating certain plant assets and start-up costs and $2.6 million on capital requirements. We reported $2.8 million in restructuring costs and $1.0 million in cost of sales. In addition, during fiscal 2004, we paid and charged $0.3 million of termination benefits and relocation costs against the accrued liability.

     During fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at this facility have been integrated into our McConnellsburg, Pennsylvania facility. As a result, pursuant to the plan we anticipated incurring a pre-tax charge of $7.7 million. We have realized $5.6 million in annual cost savings associated with the closing of our Orrville facility.

     During fiscal 2004 and 2003, we incurred $0 and $0.2 million, respectively, of the pre-tax charge related to our closure of the Orrville, Ohio facility, consisting of production relocation costs, which were reported in cost of sales. Additionally, during fiscal 2004, we paid and charged $0.1 million of termination benefits and lease termination costs against the accrued liability.

     For additional information related to our capacity rationalization plans, see Note 16 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

     The increase in interest expense of $10.1 million for fiscal 2004 was primarily due to interest associated with our 8 1/4% senior unsecured notes due 2008 that were sold during the fourth quarter of fiscal 2003 and increased interest expense associated with our limited recourse debt from finance receivables monetizations. Interest expense associated with our finance receivables monetizations was $10.1 million and $7.7 million for fiscal 2004 and fiscal 2003, respectively. The increase in interest expense of $11.7 million for fiscal 2003 was primarily due to the interest expense associated with our limited recourse and non-recourse monetizations of $7.7 million, increased rates on our senior subordinated debt and higher short-term rates on our senior credit facilities.

     Our miscellaneous, net category included currency losses of $2.3 million in fiscal 2004 compared to currency gains of $5.4 million and $2.9 million in fiscal 2003 and 2002, respectively. We enter into certain foreign currency contracts, principally forward contracts, to manage some of our foreign exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sales of our products will be affected by changes in exchange rates. We do not designate our forward exchange contracts as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as a result we recognize the mark-to-market gain or loss on these contracts in earnings.

     For additional information related to our derivative instruments, see Note 1 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report and the section captioned “Market Risk” below.

     The change in currency for fiscal 2004 compared to fiscal 2003 was primarily attributable to our level of hedging positions as well as the expense associated with our hedging transactions. The increase in currency gains for fiscal 2003 was primarily attributable to the significant weakening of the U.S. dollar against the Euro, British pound and Australian dollar.

     Our effective tax rate in fiscal 2004 was 36% as compared to 18% and 33% in fiscal 2003 and 2002, respectively. The increase in our effective tax rate from 18% in fiscal 2003 to 36% in fiscal 2004 was primarily attributable to the change in accounting estimate in the prior year and a change in the source of earnings among various jurisdictions with different tax rates in the current year. The reduction in our effective tax rate from 33% in fiscal 2002 to 18% in fiscal 2003 was principally due to a $2.1 million benefit to net income, or $.05 per diluted share, resulting from a change in accounting estimate attributable to tax benefits received from foreign operations partially offset by the creation of a valuation allowance for certain foreign net operating losses.

     We were affected by the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of this accounting standard, we no longer amortize goodwill. This led to the reduction of $6.1 million in goodwill amortization during fiscal 2002 compared to fiscal 2001. In addition, during fiscal 2002, we completed our review of our goodwill for impairment as required by SFAS No. 142 and, as a result, we recorded a transitional impairment loss in accordance with the transition rules of SFAS No. 142 of $114.5 million, or $2.65 per share on a diluted basis, primarily associated with our Gradall acquisition. This write-off was reported as a cumulative effect of change in accounting principle in our Consolidated Statements of Income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. As disclosed in Note 1, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

     Income Taxes: We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We evaluate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. The carrying value of the net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our Consolidated Statements of Income. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities, and tax planning strategies in making the assessment. We evaluate the ability to realize the deferred tax assets and assess the need for additional valuation allowances quarterly. In addition, we are subject to income tax laws in many countries and judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of these future tax consequences, tax audits, and changes in regulatory tax laws and rates could materially impact our financial statements.

     Inventory Valuation: Inventories are valued at the lower of cost or market. Certain items in inventory may be considered impaired, obsolete or excess, and as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. We also value used equipment taken in trade from our customers. Based on certain estimates, assumptions and judgments made from the information available at that time, we determine the amounts in these inventory allowances. If these estimates and related assumptions or the market change, we may be required to record additional reserves.

     Goodwill: We perform a goodwill impairment test on at least an annual basis and more frequently in certain circumstances. We cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in a relationship with a significant customer.

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

     In addition, we monetize a substantial portion of the receivables originated by AFS through an ongoing program of syndications, limited recourse financings and other monetization transactions. In connection with some of these monetization transactions, we have a loss exposure associated with our pledged finance receivables related to possible defaults by the obligors under the terms of the contracts, which comprise these finance receivables. Allowances have been established related to these monetization transactions based upon the current financial position of these customers and based on estimates and judgments made from information available at that time. If the financial condition of these obligors were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. We discuss our guarantee agreements in Note 17 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

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

     Pension and Postretirement Benefits: Pension and postretirement benefit costs and obligations are dependent on assumptions used in calculation of these amounts. These assumptions, used by actuaries, include discount rates, expected return on plan assets for funded plans, rate of salary increases, health care cost trend rates, mortality rates and other factors. In accordance with GAAP, actual results that differ from the actuarial assumptions are accumulated and amortized to future periods and therefore affect recognized expense and recorded obligations in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially effect our financial position or results of operations.

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

     Restructuring and Restructuring-Related: As more fully described in Note 16 of the Notes to Consolidated Financial Statements, Item 8 Part II of this report, we recognized pre-tax restructuring and restructuring-related charges of $0.1 million, $4.0 million and $6.7 million during fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The related reserves reflect estimates, including those pertaining to separation costs, settlements of contractual obligations, and asset valuations. We reassess the reserve requirements to complete each individual plan within the program at the end of each reporting period or as conditions change. Actual experience has been and may continue to be different from the estimates used to establish the reserves.

     Revenue Recognition: Sales of non-military equipment and service parts are unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are “free-on-board” shipping point (FOB shipping point). However, certain sales, including our All-Terrain Lifter, Army System (“ATLAS”) brand of military telehandler products, may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the units and risk of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order other than customary post-sales support activities. During fiscal 2004, less than 2% of our sales were invoiced and the revenue recognized prior to customers taking physical possession. In the instances that our shipping terms are “shipping point destination,” revenue is recorded at the time the goods reach our customers.

     The sales terms for our ATLAS brand of military telehandler products are FOB Origin. In order for us to recognize revenue, the ATLAS telehandler products must pass inspection by a government Quality Assurance Representative (“QAR”) at the point of production to insure adequate special paint requirements. The sales terms of our Millennia Military Vehicle (“MMV”) brand of military telehandler products are FOB Destination. In order for us to recognize revenue, the MMV telehandler products must pass inspection by a government QAR at the point of production to insure adequate special paint requirements and by a government representative at the point of destination to verify delivery without damage during transportation.

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

     We enter into rental purchase guarantee agreements (“RPGs”) with some of our customers. These agreements are normally for a term of no greater than twelve months and provide for rental payments with a guaranteed purchase option at the end of the agreement. Under the terms of the RPG, the customer is obligated to purchase the equipment at the end of the rental period. The full amount is recorded as revenue and the related cost of the equipment is charged to cost of sales at the inception of the agreement.

     We ship equipment on a limited basis to certain customers on consignment, which under GAAP allows recognition of the revenues only upon final sale of the equipment by the consignee. At July 31, 2004, we had $4.9 million of inventory on consignment.

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

FINANCIAL CONDITION

     Cash generated from operating activities was $11.7 million for fiscal 2004 compared to cash used in operating activities of $95.2 million in fiscal 2003. The increase in cash generated from operations in fiscal 2004 primarily resulted from an increase in accounts payable largely resulting from higher production levels, fewer originations of finance receivables as a result of lower demand for customer financing and the program agreements we entered into during fiscal 2004 to provide financing solutions for our customers and our increased profitability. Partially offsetting these effects were an increase in trade receivables resulting from increased sales during fiscal 2004 as compared to fiscal 2003 and higher inventory levels to support the increased business activity. The operating cash deficit in fiscal 2003 resulted primarily from our increased investment in finance receivables resulting from new originations, lower trade account payables largely resulting from the timing of payments and increased trade receivables resulting from an increase in the days sales outstanding from 86 days at July 31, 2002 to 103 days at July 31, 2003. The increase in the days sales outstanding resulted primarily from increases in outstanding RPGs, European markets remaining in recession, and the relative scarcity of third-party credit to finance equipment purchases. These circumstances resulted in an increase in our European receivables coincident with a decline in our overall European sales. Partially offsetting these effects was a decrease in inventories. Additional information regarding our RPGs is included in the section captioned “Critical Accounting Policies and Estimates— Revenue Recognition” above.

     During fiscal 2004, we used a net of $114.9 million of cash for investing activities compared to $8.6 million for fiscal 2003. Our increased use of cash by investing activities for fiscal 2004 was principally due to the OmniQuip acquisition that we completed during the first quarter of fiscal 2004 and increases in our rental fleet, partially offset by higher sales of our rental fleet. Our decreased use of cash by investing activities for fiscal 2003 was principally due to lower expenditures for equipment held for rental and property, plant and equipment partially offset by a decrease in sales of equipment held for rental.

     We received net cash of $7.8 million from financing activities for fiscal 2004 compared to net cash received of $228.5 million for fiscal 2003. The decrease in cash provided by financing activities was largely attributable to the sale in fiscal 2003 of our $125 million 8 1/4% senior unsecured notes due 2008 and fewer monetizations of our finance receivables due to the impact of prior monetizations which reduced the marketability of our remaining portfolio and the new program agreements we entered into during fiscal 2004. The increase in cash provided from financing activities in fiscal 2003 compared to fiscal 2002 largely resulted from increased debt, which included the sale of our $125 million 8 1/4% senior unsecured notes due 2008 and the proceeds from the monetization of our finance receivables, a portion of which was used to finance working capital requirements.

     Due to our seasonality of sales, during certain periods we may generate negative cash flows from operations despite reporting profits. Generally, this may occur in periods in which we are building inventory levels in anticipation of sales during peak periods as well as other uses of working capital related to dating terms associated with trade receivables or other sale arrangements such as the previously described RPGs.

     The following table provides a summary of our contractual obligations (in thousands) at July 31, 2004:

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Short- and long-term debt (a)	$301,740	$1,729	$2,152	$124,652	$173,207
Limited recourse debt (b)	121,794	32,585	65,855	19,295	4,059
Operating leases (c)	29,396	6,270	13,903	3,719	5,504

Total contractual obligations (d)	$452,930	$40,584	$81,910	$147,666	$182,770

(a)	Includes our two note issues and indebtedness under bank credit facilities as more fully described in Note 18 of Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

(b)	Our limited recourse debt is the result of the sale of finance receivables through limited recourse monetization transactions.

(c)	In accordance with SFAS No. 13, “Accounting for Leases,” operating lease obligations are not reflected in the balance sheet.

(d)

We anticipate that funding of our pension and postretirement benefit plans in fiscal 2005 will approximate $3.4 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not presented estimated pension and postretirement funding in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.

     The following table provides a summary of our other commercial commitments (in thousands) at July 31, 2004:

	Amount of Commitment Expiration Per Period

	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Standby letters of credit	$10,749	$10,749	$—	$—	$—
Guarantees (a)	102,188	1,770	57,744	28,007	14,667

Total commercial commitments	$112,937	$12,519	$57,744	$28,007	$14,667

(a)	We discuss our guarantee agreements in Note 17 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

     On April 30, 2004, we completed the purchase of Delta for $9.9 million, which included transaction expenses of $0.9 million. See Note 2 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. Headquartered in Tonneins, France, Delta has two facilities that manufacture the Toucan Manlift brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations. In addition, we purchased certain intellectual property and related assets of Manitowoc’s discontinued product lines, which will permit us to re-launch selected Liftlux models. We funded the purchase price with cash generated from operations.

     On August 1, 2003, we completed the OmniQuip acquisition, which includes all operations relating to the SkyTrak and Lull brand telehandler products. See Note 2 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. The purchase price was $100 million, with $90 million paid in cash at closing and $10 million paid in the form of an unsecured subordinated promissory note due on the second anniversary of the closing date. On February 4, 2004, we paid off the $10 million unsecured subordinated promissory note payable to a subsidiary of Textron related to the acquisition of OmniQuip and post-closing purchase price adjustments in favor of Textron totaling $1.5 million. In addition, we incurred $5.6 million in transaction expenses. We funded the cash portion of the purchase price and the transaction expenses with remaining unallocated proceeds from the sale of our $125 million senior unsecured notes due 2008 and anticipate funding approximately $45.9 million in integration expenses over a four-year period with cash generated from operations and borrowings under our credit facilities.

     Our principle sources of liquidity for fiscal 2005 will be cash generated from operations and borrowings under our credit facilities. Availability of funds under our credit facilities and monetizations of finance receivables depend on a variety of factors described below. As of July 31, 2004, we had an unused credit commitment totaling $190 million.

     We have a three-year $175 million senior secured revolving credit facility that expires September 2006 and a pari passu, one-year $15 million cash management facility that expires September 23, 2005. Both facilities are secured by a lien on substantially all of our assets. Availability of credit requires compliance with financial and other covenants, including a requirement that we maintain (i) leverage ratios during fiscal 2005 of Net Funded Debt to EBITDA measured on a rolling four quarters and Net Funded Senior Debt to EBITDA measured on a rolling four quarters not to exceed 5.00 to 1.00 and 2.00 to 1.00, respectively, (ii) a fixed charge coverage ratio of not less than 1.75 to 1.00 through October 31, 2004 and 2.00 to 1.00 through July 31, 2005, and (iii) a Tangible Net Worth of at least $194 million, plus 50% of Consolidated Net Income on a cumulative basis for each preceding fiscal quarter, commencing with the quarter ended July 31, 2003. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and 70% of various categories of domestic inventory. Accordingly, credit available to us under these facilities will vary with seasonal and other changes in the borrowing base and leverage ratios. We do not expect to have full availability of the stated maximum amount of credit at all times. However, based on our current business plan, we expect to have sufficient credit availability that combined with cash to be generated from operations will meet our expected seasonal requirements for working capital and planned capital and integration expenditures for fiscal 2005.

     With the commencement of our Access Financial Solutions segment in fiscal 2002, we initially relied on cash generated from operations and borrowings under our credit facilities to fund our originations of customer finance receivables. Through this approach, we generated a diverse portfolio of financial assets which we seasoned and began to monetize principally through limited recourse syndications. Our ability to continue originations of finance receivables to be held by us as financial assets depends on the availability of monetizations, which, in turn, depends on the credit quality of our customers, the degree of credit enhancement or recourse that we are able to offer, and market demand among third-party financial institutions for our finance receivables. During fiscal 2004 and fiscal 2003, we monetized $13.4 million and $112.8 million, respectively, in finance receivables through syndications. Although monetizations generate cash, under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the monetized portion of our finance receivables portfolio remains recorded on our balance sheet as limited recourse debt.

     We expect that our originations and monetizations of finance receivables will continue and that our limited recourse debt balance will continue to decline. In September 2003, we entered into a program agreement with General Electric Capital Corporation (“GECC”) to provide “private label” financing solutions for our customers in North America and, in March 2004, we entered into an Operating Agreement with GECC to provide financing solutions for our customers in Europe. In addition, in April, June and July 2004, we entered into additional program agreements with other finance companies to provide “private label” financing solutions for our customers in the United States and Canada. The terms of these additional agreements are similar to those under the GECC agreements. Under all of these agreements, our customers will continue to have direct interaction with our Access Financial Solutions personnel, but with the finance companies providing direct funding for transactions that meet agreed credit criteria subject to limited recourse to us. Transactions funded by the finance companies will not be held by us as financial assets, and therefore their subsequent monetization will not be recorded on our balance sheet as limited recourse debt. Transactions not funded by the finance companies may still be funded by us to the extent of our liquidity sources and subsequently monetized or they may be funded directly by other credit providers. During fiscal 2004, $21.2 million of sales to our customers were funded through these programs.

     As discussed in Note 17 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report, we are a party to multiple agreements whereby we guarantee $102.2 million in indebtedness of others. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. Also as discussed in Note 17 of the Notes to Consolidated Financial Statements our future results of operations, financial condition and liquidity may be affected to the extent that our ultimate exposure with respect to product liability varies from current estimates. And as reported in Item 3 of Part I of this report, the SEC has commenced an informal inquiry relating to our accounting and financial reporting following our February 18, 2004 announcement that we would be restating our audited financial statements for the fiscal year ended July 31, 2003 and for the first fiscal quarter ended October 31, 2003. Although the SEC’s notification advised that the existence of the inquiry should not be construed as an expression or opinion of the SEC that any violation of law has occurred, nor should it reflect adversely on the character or reliability of any person or entity or on the merits of our securities, until this inquiry is resolved it may have an adverse effect on our ability to undertake additional financing or capital markets transactions.

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

     Absent any major economic or geopolitical disruptions, we are optimistic regarding the overall outlook for our Company in fiscal 2005.

     Regarding our Machinery segment, our customers’ willingness and ability to refresh their fleets primarily depend on three factors: (i) positive economic signals, (ii) a healthy used equipment market and (iii) our customers’ ability to finance significant new purchases. These factors are trending favorably.

     In North America, we expect a low inflation and a low interest rate environment that will be favorable for construction spending. In addition to a healthy economy, we anticipate increased demand for our products due to new construction techniques and practices that are driving faster project turnaround and creating new applications for our AWPs and telehandlers. This increased demand is coupled with an increase in the number of providers of access equipment to end-users as the overall structure of our distribution channels has changed from primarily independent rental companies and large consolidators to a mixed customer base that includes new channels such as industrial, do-it-yourself demand and military. We expect that the overall increase in demand for access equipment coupled with our new distribution channels will result in a healthy used equipment market for fiscal 2005. Lastly, with the anticipated low interest rates and more favorable lending terms available from banks, we also expect that our customers will be able to finance new purchases of access equipment at a lower cost of capital.

     Lagging behind the North American economic recovery, international economies are improving slowly, albeit at differing rates in different regions. In Europe, many of the access equipment specialists are beginning to expand their offerings and cross multi-country rental markets. While this expansion lacks the consolidation that was experienced in the U.S., more rental companies are expanding into new territories. Europe is also emerging from a significant economic recession and continues to be the driving force of international revenues. In Asia, more affordable used equipment is aiding in that region’s adoption of access equipment and providing an exit strategy for fleet replacement in other more mature markets.

     Turning to our Equipment Services segment, the major factors that drive demand for parts and services are trending favorably as we are observing (i) higher fleet utilization, (ii) growing demand for remanufactured, reconditioned and refurbished equipment as an equipment life cycle extension, and (iii) a limited servicing capability currently available in the marketplace. Current conditions afford ample opportunity to grow our existing services and expand into new arenas. For example, we expanded our after-market services in Europe by establishing an equipment services remanufacturing operation in Tonneins, France, bringing this successful North American business model to the international marketplace. Additionally, as the population and age of access equipment increases, we are positioned to take advantage of servicing growth opportunities through our new ServicePlus initiative, launched in Houston, Texas during the fourth quarter of fiscal 2004.

     In our Access Financial Solutions segment, the outlook for capital equipment financing is improving. Accordingly, we expect stable operations as we continue to reap the benefits of our vendor financing relationships in North America and focus on developing similar relationships in Europe.

     Although demand for access equipment worldwide is growing and we believe that we have the right products and services to meet those demands, our business is not without challenges. The most challenging element in the new fiscal year will be the high costs of raw materials, supplier capacity constraints, and manufacturing inefficiencies associated with the steep ramp up of production. As in prior years, the first half of the fiscal year is marked by seasonally lower sales, and the first half of fiscal 2005 will be further challenged by a near-term weighted average cost of steel anticipated to be considerably higher than that expected for the full year. Our response to the higher costs of raw materials included initiating a steel surcharge of 2.8% in March 2004, and more recently, instituting a base price increase averaging 3%.

     Our five-year strategic plan is designed to reach our $2 billion revenue goal. Demand for access equipment worldwide is growing, and we believe that we have the right products and services, and manufacturing flexibility to meet those demands. Despite the current challenges, we will maintain fiscal discipline and focus on what is important to our stakeholders: sales growth, quality of earnings, asset intensity and risk management.

MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage exposure to these risks principally through our regular operating and financing activities.

     We are exposed to changes in interest rates as a result of our outstanding debt. In June 2003, we entered into a $70 million fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% in order to mitigate our interest rate exposure. The basis of the variable rate paid is the London Interbank Offered Rate (LIBOR) plus 4.51%. In July 2003, we entered into a $62.5 million fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 1/4% in order to mitigate our interest rate exposure. The basis of the variable rate paid is the London Interbank Offered Rate (LIBOR) plus 5.15%. During fiscal 2003, we terminated our $87.5 million notional fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% that we entered into during June 2002, which resulted in a deferred gain of $6.2 million. This $6.2 million deferred gain will offset interest expense over the remaining life of the debt. At July 31, 2004, we had $132.5 million of interest rate swap agreements outstanding. These swap agreements are designated as hedges of the fixed-rate borrowings which are outstanding and are structured as perfect hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Total interest bearing liabilities at July 31, 2004 consisted of $123.7 million in variable-rate borrowing and $299.8 million in fixed-rate borrowing. At the current level of variable-rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $0.9 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed-rate debt.

     We manufacture our products in the United States, Belgium and France and sell these products in North America and Europe as well as other international markets. As a result of the sales of our products in foreign markets, our earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies resulting from transactions in foreign markets. At July 31, 2004, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would have the effect of reducing gross profits for the year ended July 31, 2004 by approximately $21.1 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

     In addition to the direct effects of changes in exchange rates, such changes also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices.

     We enter into certain foreign currency contracts, principally forward exchanges, to manage some of our foreign exchange risk. We enter into certain currency forward contracts to mitigate our economic risk to foreign exchange risk that qualify as derivative instruments under SFAS No. 133. However, we have not designated these instruments as hedge transactions under SFAS No. 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings. Some natural hedges are also used to mitigate transaction and forecasted exposures. At July 31, 2004, we were managing $194.6 million of foreign currency contracts. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sales of our products will be affected by changes in exchange rates. These foreign currency contracts have not historically been material to our financial position and results of operations.

     Additional information regarding our management of exposure to market risks is included in Note 1 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

RECENT ACCOUNTING PRONOUNCEMENTS

     Information regarding recent accounting pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

OFF-BALANCE SHEET ARRANGEMENTS

     Information regarding off-balance sheet arrangements is included in our Contractual Obligations and Other Commercial Commitments tables, Item 7 of Part II of this report and in Note 3 and Note 17 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding this item is included under the heading Market Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended July 31

(in thousands, except per share data)	2004	2003	2002

Revenues
Net sales	$1,170,186	$724,819	$745,870
Financial products	15,203	19,184	14,227
Rentals	8,573	7,125	9,973

	1,193,962	751,128	770,070
Cost of sales	968,562	616,686	637,983

Gross profit	225,400	134,442	132,087
Selling and administrative expenses	128,465	79,225	79,693
Product development expenses	21,002	16,142	15,586
Restructuring charges	27	2,754	6,091

Income from operations	75,906	36,321	30,717
Interest expense	(38,098)	(27,985)	(16,255)
Miscellaneous, net	4,073	6,691	4,759

Income before taxes and cumulative effect of change in accounting principle	41,881	15,027	19,221
Income tax provision	15,232	2,635	6,343

Income before cumulative effect of change in accounting principle	26,649	12,392	12,878
Cumulative effect of change in accounting principle	—	—	(114,470)

Net income (loss)	$26,649	$12,392	$(101,592)

Earnings (loss) per common share:
Earnings per common share before cumulative effect of change in accounting principle	$.62	$.29	$.31
Cumulative effect of change in accounting principle	—	—	(2.72)

Earnings (loss) per common share	$.62	$.29	$(2.41)

Earnings (loss) per common share—assuming dilution:
Earnings per common share—assuming dilution before cumulative effect of change in accounting principle	$.61	$.29	$.30
Cumulative effect of change in accounting principle	—	—	(2.65)

Earnings (loss) per common share—assuming dilution	$.61	$.29	$(2.35)

Cash dividends per share	$.02	$.02	$.025

Weighted average shares outstanding	42,860	42,601	42,082

Weighted average shares outstanding—assuming dilution	44,032	42,866	43,170

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

	July 31

(in thousands, except per share data)	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$37,656	$132,809
Accounts receivable, less allowance for doubtful accounts of $7,814 in 2004 and $7,363 in 2003	362,819	257,519
Finance receivables, less provision for losses of $1,350 in 2004 and $529 in 2003	5,920	3,168
Pledged finance receivables, less provision for losses of $2,642 in 2004 and $2,656 in 2003	31,858	41,334
Inventories	154,405	122,675
Other current assets	41,058	46,474

Total Current Assets	633,716	603,979
Property, plant and equipment, net	91,504	79,699
Equipment held for rental, net of accumulated depreciation of $9,055 in 2004 and $7,821 in 2003	21,190	19,651
Finance receivables, less current portion	33,747	31,156
Pledged finance receivables, less current portion	86,559	119,073
Goodwill	62,885	29,509
Intangible assets, net of accumulated amortization of $3,181 in 2004	35,240	—
Other assets	62,603	53,135

	$1,027,444	$936,202

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$679	$635
Current portion of long-term debt	1,050	837
Current portion of limited recourse debt from finance receivables monetizations	32,585	45,279
Accounts payable	139,990	83,408
Accrued expenses	118,860	91,057

Total Current Liabilities	293,164	221,216
Long-term debt, less current portion	300,011	294,158
Limited recourse debt from finance receivables monetizations, less current portion	89,209	119,661
Accrued post-retirement benefits	29,666	26,179
Other long-term liabilities	20,542	15,160
Provisions for contingencies	13,582	12,114
Shareholders’ Equity
Capital stock:
Authorized shares: 100,000 at $.20 par value
Issued and outstanding shares: 2004 — 43,903 shares; 2003 — 43,367 shares	8,781	8,673
Additional paid-in capital	29,571	23,597
Retained earnings	254,268	228,490
Unearned compensation	(5,333)	(5,428)
Accumulated other comprehensive loss	(6,017)	(7,618)

Total Shareholders’ Equity	281,270	247,714

	$1,027,444	$936,202

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Capital Stock
(In thousands, except per share data)
	Shares	Par Value

Balances at July 31, 2001	42,144	$8,429	$14,256	$319,607	$(3,377)	$(5,474)	$333,441
Comprehensive loss:
Net loss for the year				(101,592)
Aggregate translation adjustment						(753)
Minimum pension liability adjustment, net of deferred tax benefit of $232						(431)
Total comprehensive loss							(102,776)
Dividends paid: $.025 per share				(1,058)			(1,058)
Shares issued under stock plans	584	117	1,876		29		2,022
Tax benefit related to exercise of nonqualified stock options			2,714				2,714
Amortization of unearned compensation					1,699		1,699

Balances at July 31, 2002	42,728	8,546	18,846	216,957	(1,649)	(6,658)	236,042

Comprehensive income:
Net income for the year				12,392
Aggregate translation adjustment						1,276
Minimum pension liability adjustment, net of deferred tax benefit of $1,201						(2,236)
Total comprehensive income							11,432
Dividends paid: $.02 per share				(859)			(859)
Shares issued under stock plans	639	127	4,585		(4,613)		99
Tax benefit related to exercise of nonqualified stock options			166				166
Amortization of unearned compensation					834		834

Balances at July 31, 2003	43,367	8,673	23,597	228,490	(5,428)	(7,618)	247,714

Comprehensive income:
Net income for the year				26,649
Aggregate translation adjustment						154
Minimum pension liability adjustment, net of deferred taxes of $695						1,447
Total comprehensive income							28,250
Dividends paid: $.02 per share				(871)			(871)
Shares issued under incentive plan	536	108	5,269		(2,963)		2,414
Tax benefit related to exercise of nonqualified stock options			705				705
Amortization of unearned compensation					3,058		3,058

Balances at July 31, 2004	43,903	$8,781	$29,571	$254,268	$(5,333)	$(6,017)	$281,270

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31

(in thousands)	2004	2003	2002

OPERATIONS
Net income (loss)	$26,649	$12,392	$(101,592)
Adjustments to reconcile net income to cash flow from operating activities:
Loss on sale of property, plant and equipment	319	266	392
Gain on sale of equipment held for rental	(12,451)	(6,794)	(8,049)
Non-cash charges and credits:
Cumulative effect of change in accounting principle	—	—	114,470
Depreciation and amortization	25,681	19,937	20,959
Provision for self-insured losses	10,295	6,344	7,943
Deferred income taxes	(7,869)	(6,336)	(4,635)
Other	11,522	7,027	3,689
Changes in selected working capital items:
Accounts receivable	(66,296)	(35,324)	(40,110)
Inventories	9,188	43,137	24,462
Accounts payable	33,207	(46,026)	52,685
Other operating assets and liabilities	13,506	(12,706)	15,194
Changes in finance receivables	(6,112)	40,487	57,154
Changes in pledged finance receivables	(14,866)	(114,271)	(91,331)
Changes in other assets and liabilities	(11,090)	(3,295)	(28,136)

Cash flow from operating activities	11,683	(95,162)	23,095

INVESTMENTS
Purchases of property, plant and equipment	(12,387)	(10,806)	(12,954)
Proceeds from the sale of property, plant and equipment	90	216	172
Purchases of equipment held for rental	(26,689)	(16,342)	(26,429)
Proceeds from the sale of equipment held for rental	33,269	19,063	28,924
Cash portion of acquisitions	(109,557)	—	—
Other	333	(689)	405

Cash flow from investing activities	(114,941)	(8,558)	(9,882)

FINANCING
Net increase (decrease) in short-term debt	27	(13,497)	(7,771)
Issuance of long-term debt	351,999	404,283	617,000
Repayment of long-term debt	(362,506)	(279,647)	(717,572)
Issuance of limited recourse debt	13,979	117,383	90,214
Repayment of limited recourse debt	(253)	(118)	—
Payment of dividends	(871)	(859)	(1,058)
Exercise of stock options and issuance of restricted awards	5,472	927	3,732

Cash flow from financing activities	7,847	228,472	(15,455)

CURRENCY ADJUSTMENTS
Effect of exchange rate changes on cash	258	1,852	(807)

CASH AND CASH EQUIVALENTS
Net change in cash and cash equivalents	(95,153)	126,604	(3,049)
Beginning balance	132,809	6,205	9,254

Ending balance	$37,656	$132,809	$6,205

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data and unless otherwise indicated)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation and Statement Presentation

     The consolidated financial statements include our accounts and our subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

     Where appropriate, we have reclassified certain prior year amounts in the consolidated financial statements to conform to the fiscal 2004 presentation.

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Revenue Recognition

     Sales of non-military equipment and service parts are unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are “free-on-board” shipping point (FOB shipping point). However, certain sales, including our All-Terrain Lifter, Army System (“ATLAS”) brand of military telehandler products, may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the units and risk of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order other than customary post-sales support activities. In the instances that our shipping terms are “shipping point destination,” revenue is recorded at the time the goods reach our customers.

     The sales terms for our ATLAS brand of military telehandler products are FOB Origin. In order for us to recognize revenue, the ATLAS telehandler products must pass inspection by a government Quality  Assurance Representative (“QAR”) at the point of production to insure adequate special paint requirements. The sales terms of our Millennia Military Vehicle (“MMV”) brand of military telehandler products are FOB Destination. In order for us to recognize revenue, the MMV telehandler products must pass inspection by a government QAR at the point of production to insure adequate special paint requirements and by a government representative at the point of destination to verify delivery without damage during transportation.

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

     We enter into rental purchase guarantee agreements (“RPGs”) with some of our customers. These agreements are normally for a term of no greater than twelve months and provide for rental payments with a guaranteed purchase option at the end of the agreement. Under the terms of the RPG, the customer is obligated to purchase the equipment at the end of the rental period. The full amount is recorded as revenue and the related cost of the equipment is charged to cost of sales at the inception of the agreement.

     We ship equipment on a limited basis to certain customers on consignment, which under U.S. generally accepted accounting principles allows recognition of the revenues only upon final sale of the equipment by the consignee. At July 31, 2004 we had $4.9 million of inventory on consignment.

     We adopted Staff Accounting Bulletin No. 101 (“SAB 101”) on revenue recognition effective at the beginning of our fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material impact on our consolidated financial statements.

     We adopted the provisions of Emerging Issue Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs” as required at the same time we adopted SAB 101 noted above. As a result of this adoption of EITF 00-10, we reflect shipping and handling fees billed to customers as sales while the related shipping and handling costs are included in cost of sales. Prior to adoption, some fees and costs were netted in cost of goods sold and selling expenses. The amount of such shipping and handling costs were not material to the financial statements.

Cash and Cash Equivalents

     We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents and classify such amounts as cash and cash equivalents.

Inventories

     Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the LIFO (last-in, first-out) method. All other inventories are based on the FIFO (first-in, first-out) method.

     Our inventories consist of the following at July 31:

	2004	2003

Finished goods	$66,586	$77,852
Raw materials and work in process	93,695	51,267

	160,281	129,119
Less LIFO provision	5,876	6,444

	$154,405	$122,675

     The cost of inventories stated under the LIFO method was 62% and 51% at July 31, 2004 and 2003, respectively, of our total inventory.

Property, Plant and Equipment and Equipment Held for Rental

     Property, plant and equipment and equipment held for rental are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, based on useful lives of 15 years for land improvements, 10 to 20 years for buildings and improvements, three to 10 years for machinery and equipment, and three to seven years for equipment held for rental. Depreciation expense was $22.7 million, $19.8 million and $20.9 million for the fiscal years 2004, 2003 and 2002, respectively.

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

     On August 1, 2001, we elected early adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Accordingly, we ceased amortization of all goodwill.

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

     In accordance with SFAS No. 142, we determined our reporting units to be our Machinery operating segment and our European equipment services remanufacturing and reconditioning operations. We use our Machinery segment as our reporting unit because no component of the operating segment meet the criteria established in SFAS No. 142 for use as a reporting unit in determination of goodwill impairment.

     If the carrying amount of the reporting unit exceeds the estimated fair value determined through that discounted cash flow methodology, goodwill impairment would be present. We would measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill.

Income Taxes

     Deferred income tax assets and liabilities arise from differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. Deferred tax balances are determined by using the tax rate expected to be in effect when the taxes are paid or refunds received.

Product Development

     We incurred product development costs of $20.2 million, $16.1 million and $15.6 million in 2004, 2003 and 2002, respectively, which were charged to expense as incurred.

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

     This table presents our reconciliation of accrued product warranty during the period from August 1, 2002 to July 31, 2004:

Balance as of August 1, 2002	$9,375
Payments	(5,338)
Accruals	4,548

Balance as of July 31, 2003	8,585
Additions due to acquisition of OmniQuip	5,683
Payments	(7,547)
Accruals	5,108

Balance as of July 31, 2004	$11,829

Concentrations of Credit Risk

     Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of trade and finance receivables. As of July 31, 2004, approximately 16% of our trade receivables were due from two customers and approximately 46% of our finance receivables were due from three customers. In addition, one customer accounted for approximately 9% of our trade receivables and that same customer accounted for approximately 11% of our finance receivables. We routinely evaluate the creditworthiness of our customers and secure transactions with letters of credit or other forms of security where we believe the risk warrants it. Finance receivables are collateralized by a security interest in the underlying assets.

Advertising and Promotion

     All costs associated with advertising and promoting products are expensed in the year incurred. Advertising has been incurred when the services have been rendered or provided. Advertising and promotion expense was $6.0 million, $3.4 million and $3.4 million in 2004, 2003 and 2002, respectively.

Foreign Currency Translation

     The financial statements of our foreign operations are measured in their local currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year to year are accumulated in a separate component of shareholders’ equity.

     We are exposed to risks arising from changes in foreign currency rates, primarily the British pound, Euro and Australian dollar. The aggregate foreign currency transactions included in the results of operations were losses of $2.3 million in 2004, and gains of $5.4 million and $2.9 million in 2003 and 2002, respectively.

Derivative Instruments

     We are exposed to market risks from changes in interest rates and foreign currency exchange rates. With respect to interest rate swaps, during fiscal 2003 and 2002, we entered into interest rate swap agreements to manage our interest rate exposure in order to achieve a cost-effective mix of fixed- and variable-rate indebtedness. We do not utilize derivatives that contain leverage features. On the date on which we enter into a derivative, the derivative is designated as a hedge of the identified exposure. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking hedge transactions. In this documentation, we specifically identify the hedged item and state how the hedging instrument is expected to reduce the risks related to the hedged item.

     We have designated our outstanding interest rate swap agreements as fair value hedges of the underlying fixed-rate obligations. The objective of our hedges is to protect the debt against changes in fair value due to changes in the benchmark interest rate. The fair value of interest rate swap agreements is recorded in other assets or other long-term liabilities with a corresponding increase or decrease in the fixed-rate obligation. The changes in the fair value of interest rate swap agreements and the underlying fixed-rate obligations are recorded as equal and offsetting unrealized gains and losses in interest expense in the Consolidated Statements of Income. We have structured our interest rate swap agreements to be 100% effective. As a result, there is no current impact on earnings resulting from hedge ineffectiveness.

     Our outstanding interest rate swap instruments at July 31, 2004, consisted of a $70 million notional fixed-to-variable rate swap with a fixed-rate receipt of 8 3/8% and a $62.5 million notional fixed-to-variable rate swap with a fixed-rate receipt of 8 1/4%. The basis of the variable rates paid related to our $70 million and $62.5 million interest rate swap instruments are the London Interbank Offered Rate (LIBOR) plus 4.51% and 5.15%, respectively. The fair value of our interest rate hedges were a negative $9.1 million at July 31, 2004 and reflect the estimated amount that we would owe to terminate the contracts at the reporting date.

     With respect to foreign currency market risk, we enter into certain foreign currency contracts, principally forward exchanges, to manage some of our foreign currency exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sales of our products will be affected by changes in exchange rates.

     We enter into certain currency forward contracts to mitigate our economic risk to foreign exchange risk that qualify as derivative instruments under SFAS No. 133. However, we have not designated these instruments as hedge transactions under SFAS No. 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives are included in the Consolidated Balance Sheet in other current assets and other current liabilities. The mark-to-market impact related to the above forwards were gains of approximately $0.2 million and $0.2 million in the years ended July 31, 2004 and 2003, respectively, and a charge of approximately $2.4 million in the year ended July 31, 2002 and are included in Miscellaneous, net in the Consolidated Statements of Income.

Sales Incentives

     We recognize volume discounts and sales incentives at the time we recognize a sale based upon the contractual terms of our arrangement with the customer and, where applicable, our estimate of that customer’s annual sales volume. These programs are reflected in our Consolidated Statements of Income as a reduction of revenue. If the actual sales to the customer differ significantly from the projections, we may be required to adjust the estimates.

Employee Retirement Plans

     We have discretionary, defined contribution retirement plans covering our eligible U.S. employees. Our Board of Directors annually evaluates and determines the level of contributions to the plans. The contributions to the plans are based on a calendar year while our fiscal year ends July 31. Accordingly, we estimate our financial performance on a fiscal basis which could turn out significantly different on a calendar basis. We estimate contributions to these plans based upon our projected profitability and we accrue the contributions as a percent of payroll each pay period. We review the amount accrued on a quarterly basis. If our actual financial performance or the percent of payroll differs significantly from the projections, we may be required to adjust the accruals.

Stock-Based Compensation

     We have elected to apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock options. See Note 12 of the Notes to Consolidated Financial Statements for information regarding our stock-based incentive plan, options outstanding and options exercisable. Under this opinion, we do not recognize compensation expense arising from such grants because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net income and earnings per share has been determined as if we had accounted for our employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002

Volatility factor	.591	.546	.571
Expected life in years	5.0	4.9	3.0
Dividend yield	.14%	.24%	.18%
Interest rate	3.68%	3.0%	3.06%
Weighted average fair market value at date of grant	$7.35	$4.12	$4.56

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Our pro forma information follows for the years ended July 31:

	2004	2003	2002

Net income (loss), as reported	$26,649	$12,392	$(101,592)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,916)	(3,476)	(2,863)

Pro forma net income (loss)	$23,733	$8,916	$(104,455)

Earnings per share:
Earnings (loss) per common share—as reported	$.62	$.29	$(2.41)

Earnings (loss) per common share—pro forma	$.55	$.21	$(2.48)

Earnings (loss) per common share—assuming dilution—as reported	$.61	$.29	$(2.35)

Earnings (loss) per common share—assuming dilution—pro forma	$.54	$.21	$(2.42)

Recent Accounting Pronouncements

     Effective June 1, 2002, we elected early adoption of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30. As a result, $0.5 million of deferred financing costs related to the reduction in the maximum borrowing available under our former revolving credit facility from $250 million to $150 million that was expensed during fiscal 2003 and $0.1 million of deferred financing costs related to our former $83 million senior credit facility that was expensed during fiscal 2002 are included in interest expense on our Consolidated Statements of Income.

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46“), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities (“VIE’s”) to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions are effective for the first annual or interim period beginning after December 15, 2003. We have determined that our only joint venture is deemed to be a business under the definition of FIN 46 and that in accordance with the interpretation, the joint venture need not be evaluated to determine if the entity is a VIE under the requirements of FIN 46. Additionally, we have concluded that we do not participate in any other structures that qualify as VIE’s as defined by FIN 46.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law which introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” As provided under FSP No. FAS 106-1, we elected to defer accounting for the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued or until a significant event occurs that ordinarily would call for us to remeasure our plans’ assets and obligations.

     In May 2004, the FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. FAS 106-2 provides guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. We adopted FSP No. FAS 106-2 during the fourth quarter of fiscal 2004, which reduced our accumulated postretirement benefit obligation (“APBO”) by $4.3 million at July 31, 2004 and will reduce our fiscal 2005 expense by $0.8 million. Of the $0.8 million reduction in fiscal 2005 expense, $0.3 million is associated with the amortization of the actuarial experience gain, $0.3 million is the resulting reduction in interest costs on the APBO and $0.2 million is the reduction in the current period service costs. The adoption of FSP No. FAS 106-2 did not require us to change previously reported information since we elected to defer accounting for the effects of the Act until authoritative guidance on the accounting for the federal subsidy was issued under FSP No. FAS 106-2. Additionally, the net periodic postretirement benefit cost included in our consolidated financial statements does not reflect the effects of the Act on our plan since we elected prospective application of FSP No. FAS 106-2 and due to the use of an April 30, 2004 measurement date for the plan pursuant to the provisions of FSP No. FAS 106-2.

NOTE 2—ACQUISITIONS

     We completed several acquisitions of existing businesses during the year ended July 31, 2004. These acquisitions have been completed because of their strategic fit and adherence to our growth strategy and acquisition criteria. The acquisitions during this time period have predominately been additions to our Machinery segment, have been accounted for as purchases and have resulted in the recognition of goodwill in our financial statements. Goodwill arising from the purchase price reflects a number of factors including the future earnings and cash flow potential of the acquired business and complimentary strategic fit and resulting synergies these acquisitions bring to existing operations.

     We make an initial allocation of the purchase price at the date of acquisition based upon our understanding of the fair market value of the acquired assets and liabilities. We obtain this information during due diligence and through other sources. In the months after closing, as we obtain additional information about these assets and liabilities and learn more about the newly acquired business, we are able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that we use to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities.

     On April 30, 2004, we completed the purchase of Delta Manlift SAS (“Delta”), a subsidiary of The Manitowoc Company (“Manitowoc”) for $9.9 million, which included transaction expenses of $0.9 million. Headquartered in Tonneins, France, Delta has two facilities that manufacture the Toucan Manlift brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations. In addition, we purchased certain intellectual property and related assets of Manitowoc’s discontinued product lines, which will permit us to re-launch selected models of the Liftlux brand scissor lifts. We funded the purchase price with cash generated from operations.

     The following table summarizes our estimated fair values of the Delta assets acquired and liabilities assumed on April 30, 2004:

Accounts receivable	$8,517
Inventory	3,154
Property, plant and equipment	1,427
Goodwill	712
Other intangible assets, trademarks	2,867
Accounts payable	(3,867)
Other assets and liabilities, net	(2,841)
Assumed debt	(103)

Net cash consideration	$9,866

     Of the $2.9 million of acquired intangible assets, $1.4 million was assigned to registered trademarks that are not subject to amortization. The remaining $1.5 million of acquired intangible assets was assigned to a registered trademark that has a useful life of 10 years.

     The operating results of Delta are included in our consolidated results from operations beginning April 30, 2004.

     On August 1, 2003, we acquired the OmniQuip business unit (“OmniQuip”) of Textron Inc., which includes all operations relating to the SkyTrak and Lull brand commercial telehandler products and the ATLAS and the MMV military telehandler products, for $107.1 million, which included transaction expenses of $5.6 million, with $90 million paid in cash at closing and $10 million paid in the form of an unsecured subordinated promissory note due on the second anniversary of the closing date. On February 4, 2004, we paid off this $10 million unsecured subordinated promissory note payable and post-closing purchase price adjustments in favor of Textron totaling $1.5 million. In addition, we will incur estimated expenditures totaling $45.9 million over a four-year period related to our integration plan. Through July 31, 2004, we have incurred expenditures of $27.7 million related to our OmniQuip integration plan. The integration plan expenditures are associated with personnel reductions, facility closings, plant start-up costs and facility operating expenses. We funded the cash portion of the purchase price and the transaction expenses with the remaining unallocated proceeds from the sale of our $125 million senior unsecured notes due 2008, and we anticipate funding integration expenses with cash generated from operations and borrowings under our credit facilities.

     The following table summarizes our fair values of the OmniQuip assets acquired and liabilities assumed on August 1, 2003:

Accounts receivable	$33,938
Inventory	37,360
Property, plant and equipment	9,673
Goodwill	31,265
Other intangible assets, primarily trademarks and patents	34,210
Accounts payable	(19,563)
Other assets and liabilities, net (a)	(16,196)
Assumed debt	(3,630)

Net cash consideration	$107,057

(a) Includes $13.5 million related to personnel reductions and facility closings or restructuring.

     Of the $34.2 million of acquired intangible assets, $23.6 million was assigned to registered trademarks that are not subject to amortization. The remaining $10.6 million of acquired intangible assets has a weighted-average useful life of approximately 8 years. The intangible assets that make up that amount include distributor and customer relations of $1.0 million (20-year weighted-average useful life), patents of $5.8 million (9-year weighted-average useful life), and contracts of $3.8 million (2-year weighted-average useful life). The entire amount of intangible assets and goodwill is expected to be deductible for tax purposes.

     The operating results of OmniQuip are included in our consolidated results from operations beginning August 1, 2003.

     In compliance with U.S. generally accepted accounting principles, the following unaudited pro forma financial information for fiscal year 2003 reflects our consolidated results of operations as if the OmniQuip acquisition had taken place on August 1, 2002. The unaudited pro forma financial information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date.

	Year Ended July 31, 2003

	JLG	OmniQuip (a)	Total

Revenues	$751,128	$213,781	$964,909
Net income (loss)	12,392	(34,640)	(22,248)
Net income (loss) per common share	.29	(.81)	(.52)
Net income (loss) per common share—assuming dilution	.29	(.81)	(.52)

(a) Includes a goodwill and intangible asset impairment charge of $30 million.

     In connection with our acquisitions, we assess and formulate plans related to their future integration. This process begins during the due diligence process and is concluded within twelve months of the acquisition. We accrue estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made as plans are finalized, but in no event beyond one year from the acquisition date. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred.

     As part of our OmniQuip integration plan, we permanently closed five facilities of the acquired business and relocated that production into our existing facilities. Additionally, we will reduce the employment and incur costs associated with the involuntary termination benefits and relocation costs. These costs are incremental to our combined enterprise and are incurred as a direct result of our exit plan. Accrued liabilities associated with these integration activities include the following (in thousands, except headcount):

Planned Headcount Reduction:
Number of employees related to OmniQuip acquisition	350
Reductions	(332)

Balance at July 31, 2004	18

Involuntary Employee Termination Benefits:
Accrual related to OmniQuip acquisition	$10,030
Adjustment to initial accrual	(2,404)
Costs incurred	(4,843)

Balance at July 31, 2004	$2,783

Facility Closure and Restructuring Costs:
Accrual related to OmniQuip acquisition	$13,601
Adjustment to initial accrual	(7,680)
Costs incurred	(1,656)

Balance at July 31, 2004	$4,265

     The adjustments to the initial accruals represent decreases to these accruals and an associated decrease to goodwill as a result of the finalization of our plan of integrating the OmniQuip business with our existing business. In accordance with EITF No. 95-3, costs expended which are less than the amount recorded as a liability assumed in a purchase business combination reduce the cost of the acquired company.

NOTE 3—FINANCE AND PLEDGED FINANCE RECEIVABLES

     Finance receivables represent sales-type leases resulting from the sale of our products. Our sales-type leases may have a component of residual value which anticipates that a piece of equipment will have a minimum fair market value at a future point in time and the residual value accrues to us at the end of the lease. We use our experience and knowledge as an original equipment manufacturer and participant in end markets for our products along with third-party studies to provide us with values for our products in the used equipment market and to estimate residual values. We monitor these values for impairment and reflect any resulting adjustments in current earnings.

     Our net investment in finance and pledged finance receivables was as follows at July 31:

	2004	2003

Gross finance and pledged finance receivables	$169,472	$205,390
Estimated residual value	21,899	35,337

	191,371	240,727
Unearned income	(29,295)	(42,811)

Net finance and pledged finance receivables	162,076	197,916
Provision for losses	(3,992)	(3,185)

	$158,084	$194,731

     Of the total finance and pledged finance receivables balances at July 31, 2004 and 2003, $118.4 million and $160.4 million, respectively, are pledged finance receivables resulting from the monetization of finance receivables. In compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” these transactions are accounted for as debt on our Consolidated Balance Sheets. The maximum loss exposure associated with these transactions was $25.2 million as of July 31, 2004. As of July 31, 2004, our provision for losses related to these transactions was $2.6 million.

     The following table displays the contractual maturity of our finance and pledged finance receivables. It does not necessarily reflect the timing of future cash collections because of various factors including the possible refinancing or sale of finance receivables and repayments prior to maturity.

     For the twelve-month periods ended July 31:

2005	$49,160
2006	52,073
2007	37,016
2008	18,782
2009	7,668
Thereafter	4,773
Residual value in equipment at lease end	21,899
Less: unearned finance income	(29,295)

Net investment in leases	$162,076

     Provisions for losses on finance and pledged finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

     Our property, plant and equipment consists of the following at July 31:

	2004	2003

Land and improvements	$8,801	$7,119
Buildings and improvements	63,334	51,420
Machinery and equipment	132,190	117,564

	204,325	176,103
Less allowance for depreciation and amortization	112,821	96,404

	$91,504	$79,699

     At July 31, 2004, assets under capital leases totaled approximately $3.5 million and were included in buildings and improvements in the table above. Accumulated amortization of assets held under capital leases totaled approximately $0.6 million at July 31, 2004.

NOTE 5—GOODWILL

     On August 1, 2001, we elected early adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. Accordingly, we ceased amortization of all goodwill.

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

     This table presents our comparative net income and earnings per common share before the cumulative effect of accounting change and goodwill amortization under SFAS No. 142 for the years ended July 31:

	2004	2003	2002

Reported income before cumulative effect of change in accounting principle	$26,649	$12,392	$12,878
Add: goodwill amortization	—	—	—

Adjusted income before cumulative effect of change in accounting principle	26,649	12,392	12,878
Cumulative effect of change in accounting principle	—	—	(114,470)

Adjusted net income (loss)	$26,649	$12,392	$(101,592)

Earnings (loss) per common share:
Reported earnings per common share before cumulative effect of change in accounting principle	$.62	$.29	$.31
Goodwill amortization	—	—	—

Adjusted earnings per common share before cumulative effect of change in accounting principle	.62	.29	.31
Cumulative effect of change in accounting principle	—	—	(2.72)

Adjusted earnings (loss) per common share	$.62	$.29	$(2.41)

Earnings (loss) per common share—assuming dilution:
Reported earnings per common share—assuming dilution before cumulative effect of change in accounting principle	$.61	$.29	$.30
Goodwill amortization	—	—	—

Adjusted earnings per common share—assuming dilution before cumulative effect of change in accounting principle	.61	.29	.30
Cumulative effect of change in accounting principle	—	—	(2.65)

Adjusted earnings (loss) per common share—assuming dilution	$.61	$.29	$(2.35)

     This table presents our reconciliation of the recorded goodwill during the period from August 1, 2002 to July 31, 2004:

Balance as of August 1, 2002	$28,791
Additions	718

Balance as of July 31, 2003	29,509
Additions	33,387
Translation	(11)

Balance as of July 31, 2004	$62,885

     There were no dispositions of businesses with related goodwill during fiscal 2004. On August 1, 2003, we acquired OmniQuip for $107.1 million, which resulted in a $31.3 million increase to goodwill. Other acquisitions during fiscal 2004 resulted in a $2.1 million increase to goodwill. Of the acquired goodwill change in the period, $32.1 million related to our Machinery segment and $1.3 million related to our Equipment Services segment.

NOTE 6—INTANGIBLE ASSETS

     Intangible assets consist of the following at July 31, 2004:

	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Translation	Net Carrying Value

Finite Lived
Patents	9	$5,810	$(786)	$—	$5,024
Contracts	2	3,800	(1,900)	—	1,900
Trademark	10	1,500	(37)	—	1,463
Other	11	2,353	(458)	—	1,895

	8	13,463	(3,181)	—	10,282
Indefinite Lived
Trademarks		24,956	—	2	24,958

Total Intangible Assets		$38,419	$(3,181)	$2	$35,240

     All of our acquired intangible assets with finite lives are being amortized on a straight-line basis. Our amortization expense on intangible assets was $3.0 million in 2004. Amortization expense for 2005, 2006, 2007, 2008 and 2009 is estimated at approximately $3.2 million, $1.1 million, $1.0 million, $0.9 million and $0.8 million, respectively.

NOTE 7—ACCRUED EXPENSES

     Our accrued expenses consist of the following at July 31:

	2004	2003

Accrued payroll and related taxes and benefits	$31,088	$16,051
Provisions for contingencies	16,155	14,301
Accrued income taxes	14,497	5,734
Accrued warranty	11,829	8,585
Accrued sales rebate	9,249	4,636
Accrued value added taxes	7,013	19,131
Accrued interest	4,965	5,640
Accrued dealer costs	4,031	4,556
Accrued restructuring	3,145	1,211
Accrued workmen’s compensation	1,906	1,833
Accrued professional fees	1,516	1,062
Unearned income	1,093	1,208
Accrued commissions	504	1,109
Other accrued expenses	11,869	6,000

	$118,860	$91,057

NOTE 8—LEASES

     We lease certain offices, manufacturing facilities, service facilities and equipment. Generally, the leases carry renewal provisions and require us to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts.

     Our total rental expense for operating leases was $9.9 million, $9.2 million and $9.2 million in 2004, 2003 and 2002, respectively. At July 31, 2004, our future minimum lease payments under non-cancelable operating leases with initial or remaining terms of more than one year are $6.3 million, $6.6 million, $7.3 million, $1.9 million, $1.8 million and $5.5 million in 2005, 2006, 2007, 2008, 2009 and thereafter, respectively.

     We lease our Oaks, North Dakota facility and certain equipment pursuant to a lease agreement dated February 1, 1999 that expires in February 2014. Aggregate minimum annual rentals at July 31, 2004 under this lease are as follows:

2005	$439
2006	439
2007	439
2008	439
2009	439
Thereafter	2,428

Total minimum lease payments	4,623
Less amount representing interest	(1,221)

Present value of net minimum lease payments	3,402
Less obligations under capital lease, current portion	(242)

Obligations under capital lease, less current portion	$3,160

     Our capital lease obligation is included on the Consolidated Balance Sheets in current portion of long-term debt and long-term debt, less current portion.

NOTE 9—CHANGES IN ACCOUNTING ESTIMATES

     During the second quarter of fiscal 2003, we determined that we would not make a discretionary profit sharing contribution for calendar year 2002. This change resulted in an increase in net income of $1.5 million, or $.03 per diluted share, for fiscal 2003.

     As more fully described in Note 11 of the Notes to Consolidated Financial Statements, during the fourth quarter of fiscal 2003, as a result of a change in accounting estimate attributable to tax benefits received from foreign operations partially offset by the creation of a valuation allowance for certain foreign net operating losses, our fiscal 2003 tax rate included a $2.1 million benefit to net income, or $.05 per diluted share.

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

NOTE 10—SEGMENT INFORMATION

     We have organized our business into three segments—Machinery, Equipment Services and Access Financial Solutions. The Machinery segment contains the design, manufacture and sale of new equipment. The Equipment Services segment contains after-sales service and support, including parts sales, equipment rentals, and used and remanufactured or reconditioned equipment sales. The Access Financial Solutions segment contains financing and leasing activities. We evaluate performance of the Machinery and Equipment Services segments and allocate resources based on operating profit before interest, miscellaneous income/expense and income taxes. We evaluate performance of the Access Financial Solutions segment and allocate resources based on its operating profit less interest expense. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     Our business segment information consisted of the following for the years ended July 31:

	2004	2003	2002

Revenues:
Machinery	$973,610	$594,484	$621,283
Equipment Services	204,454	136,737	133,058
Access Financial Solutions	15,898	19,907	15,729

	$1,193,962	$751,128	$770,070

Segment profit (loss):
Machinery	$70,844	$25,513	$29,039
Equipment Services	59,760	27,119	24,686
Access Financial Solutions	1,695	3,990	5,288
General corporate	(67,308)	(32,001)	(33,347)

Segment profit	64,991	24,621	25,666
Add Access Financial Solutions’ interest expense	10,915	11,700	5,051

Operating income	$75,906	$36,321	$30,717

Depreciation and amortization:
Machinery	$19,695	$13,984	$14,994
Equipment Services	3,998	3,766	3,613
Access Financial Solutions	659	691	781
General corporate	1,329	1,496	1,571

	$25,681	$19,937	$20,959

Expenditures for long-lived assets:
Machinery	$18,130	$11,200	$12,350
Equipment Services	20,141	15,084	22,236
Access Financial Solutions	251	579	4,661
General corporate	554	285	136

	$39,076	$27,148	$39,383

Assets:
Machinery	$728,151	$563,929	$462,399
Equipment Services	39,394	36,574	45,361
Access Financial Solutions	191,183	237,632	187,153
General corporate	68,716	98,067	83,328

	$1,027,444	$936,202	$778,241

     Our segment sales by major customers as a percentage of total segment revenues consisted of the following for the years ended July 31:

	2004	2003	2002

Machinery
Customer A	14%	15%	22%
Customer B	—%	10%	—%
Customer C	—%	10%	—%
Equipment Services
Customer A	13%	16%	12%
Access Financial Solutions
Customer A	10%	21%	30%
Customer D	17%	—%	—%
Customer E	17%	15%	34%

     Our revenues by product group consisted of the following for the years ended July 31:

	2004	2003	2002

Aerial work platforms	$562,056	$428,564	$475,241
Telehandlers	358,865	117,475	87,443
Excavators	52,689	48,445	58,599
After-sales service and support, including parts sales, and used and reconditioned equipment sales	196,576	130,335	124,587
Financial products	15,203	19,184	14,227
Rentals	8,573	7,125	9,973

	$1,193,962	$751,128	$770,070

     We manufacture our products in the United States, Belgium and France and sell these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations.

     Our revenues by geographic area consisted of the following for the years ended July 31:

	2004	2003	2002

United States	$923,696	$546,494	$556,252
Europe	178,392	145,038	167,940
Other	91,874	59,596	45,878

	$1,193,962	$751,128	$770,070

     Our long-lived assets by geographic area were as follows at July 31:

	2004	2003	2002

United States	$121,706	$82,048	$93,086
Europe	24,458	15,807	10,760
Other	1,770	1,495	1,503

	$147,934	$99,350	$105,349

NOTE 11—INCOME TAXES

     Our foreign and domestic pre-tax accounting income consisted of the following for the years ended July 31:

	2004	2003	2002

Pre-tax income:
United States	$34,369	$20,497	$22,622
Other countries	7,512	(5,470)	(3,401)

	$41,881	$15,027	$19,221

     Our income tax provision consisted of the following for the years ended July 31:

	2004	2003	2002

United States:
Current	$19,949	$4,163	$10,611
Deferred	(8,566)	(4,218)	(4,635)

	11,383	(55)	5,976

Other countries:
Current	4,192	2,690	367
Deferred	(343)	—	—

	3,849	2,690	367

	$15,232	$2,635	$6,343

     We made income tax payments of $14.7 million, $8.5 million and $0.9 million in 2004, 2003 and 2002, respectively. Income tax benefits recorded directly as an adjustment to equity as a result of employee stock options were $0.7 million, $0.2 million and $2.7 million in 2004, 2003 and 2002, respectively.

     The difference between the U.S. federal statutory income tax rate and our effective tax rate is as follows for the years ended July 31:

	2004	2003	2002

Statutory U.S. federal income tax rate	35%	35%	35%
Change in estimate	—	(14)	—
Effect of export profits taxed at lower rates	(3)	(2)	(5)
Effect of earnings sourced in various jurisdictions	3	(2)	4
Other	1	1	(1)

Effective tax rate	36%	18%	33%

     Our fiscal year 2003 rate included a $2.1 million benefit to net income, or $.05 per diluted share, resulting from a change in accounting estimate attributable to tax benefits received from foreign operations partially offset by the creation of a valuation allowance for certain foreign net operating losses. We have foreign operations for which net operating losses from start-up activities exist for financial reporting purposes. Accordingly, we determined that recognition of the deferred tax asset was inappropriate and we recorded a valuation reserve as reported in our disclosure regarding components of deferred tax assets and liabilities. The benefits from foreign operations consisted primarily of refunds relating to increased foreign tax credits from amended return filings. We underwent tax examinations in various foreign countries that resulted in the payment of additional foreign taxes in prior years. We amended our United States income tax returns to adjust for the benefit of the increased foreign tax credits associated with the additional foreign taxes paid in fiscal 2003. These credits offset amounts for which we had previously provided tax expense.

     Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax purposes. Our components of deferred tax assets and liabilities were as follows at July 31:

	2004	2003

Future income tax benefits:
Warranty, inventory and product liability reserves	$18,050	$14,096
Accrued payroll and employee-related benefits	11,898	10,977
Postretirement benefits	11,333	9,998
Loss carryforwards	7,356	7,850
Bad debt provisions	7,409	7,249
Accrual for sales allowances	5,432	1,668
Unrealized currency gains/(losses)	2,566	(4,701)
Other items	4,861	3,968
Valuation allowance	(5,732)	(3,994)

	63,173	47,111

Deferred tax liabilities:
Depreciation and asset basis differences	(12,194)	(12,361)

Net deferred tax assets	$50,979	$34,750

     The current and long-term deferred tax asset amounts are included in other current assets and other asset balances on the Consolidated Balance Sheets.

     At July 31, 2004, we had foreign tax loss carryforwards of $15.2 million, which may be carried forward indefinitely. The valuation allowance increased by $1.7 million due to the uncertainty surrounding our ability to recognize certain of the tax benefits associated with these foreign losses. We also have state loss carryforwards of approximately $49.1 million, which will expire between 2011 and 2014.

NOTE 12—STOCK-BASED INCENTIVE PLAN

     At our Annual Meeting of Shareholders on November 20, 2003, shareholders approved our Long Term Incentive Plan (the “Plan”), which replaced our Amended and Restated Stock Incentive Plan and our Directors’ Stock Option Plan (the “Prior Plans”). This allowed us to combine the Prior Plans into a single integrated plan that will provide greater flexibility for additional types of awards, including performance-based cash awards. Our Plan has reserved 2.4 million shares of capital stock that may be awarded to key employees and directors in the form of options to purchase capital stock, restricted shares or bonus shares. Our Board of Directors sets the option price and vesting terms of options and restricted shares in accordance with the terms of our Plan. The expense related to the award of restricted shares was $3.1 million, $0.8 million and $1.7 million in 2004, 2003 and 2002, respectively. For all options currently outstanding, the option price is the fair market value of the shares on their date of grant.

     Our equity compensation plan in effect as of July 31, 2004 is as follows:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	4,807	$11.73	2,400
Equity compensation plans not approved by security holders	—	—	—

Total	4,807	$11.73	2,400

     Our outstanding options and transactions involving the plans are summarized as follows:

	2004		2003		2002

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding options at the beginning of the year	4,679	$11.16	3,335	$12.40	4,260	$11.13
Options granted	576	13.92	1,729	8.45	42	11.30
Options canceled	(117)	11.34	(295)	12.18	(336)	11.60
Options exercised	(331)	7.60	(90)	1.77	(631)	4.16

Outstanding options at the end of the year	4,807	$11.73	4,679	$11.16	3,335	$12.40

Exercisable options at the end of the year	3,137	$12.43	2,538	$12.95	2,174	$13.03

     Our information with respect to stock options outstanding at July 31, 2004 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.64 to $10.91	3,061	7	$9.43	1,996	$9.96
11.30 to 14.75	1,140	7	13.63	535	13.29
17.31 to 21.94	606	5	19.79	606	19.79

NOTE 13—BASIC AND DILUTED EARNINGS PER SHARE

     This table presents our computation of basic and diluted earnings per share for the years ended July 31:

	2004	2003	2002

Income before cumulative effect of change in accounting principle	$26,649	$12,392	$12,878
Cumulative effect of change in accounting	—	—	(114,470)

Net income (loss)	$26,649	$12,392	$(101,592)

Denominator for basic earnings per share—weighted average shares	42,860	42,601	42,082
Effect of dilutive securities—employee stock options and unvested restricted shares	1,172	265	1,088

Denominator for diluted earning per share—weighted average shares adjusted for dilutive securities	44,032	42,866	43,170

Earnings per common share before cumulative effect of change in accounting principle	$.62	$.29	$.31
Cumulative effect of change in accounting principle	—	—	(2.72)

Earnings (loss) per common share	$.62	$.29	$(2.41)

Earnings per common share—assuming dilution before cumulative effect of change in accounting principle	$.61	$.29	$.30
Cumulative effect of change in accounting principle	—	—	(2.65)

Earnings (loss) per common share—assuming dilution	$.61	$.29	$(2.35)

     During fiscal 2004, options to purchase 1.3 million shares of capital stock at a range of $10.91 to $21.94 per share were not included in the computation of diluted earnings per share because exercise prices for the options were more than the average market price of the capital stock.

NOTE 14—SHAREHOLDER RIGHTS PLAN

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

     Separate certificates for Rights will not be distributed, nor will the Rights be exercisable unless a person or group (an “Acquiring Person”) acquires 15% or more, or announces an offer that could result in acquiring 15% or more of our capital shares unless such acquisition or offer is pursuant to a Permitted Offer approved by a majority of directors who are not our officers or affiliates of the Acquiring Person. Following an acquisition of 15% or more of our capital shares (a “Stock Acquisition”), each Rightholder, except the 15% or more stockholder, has the right to receive, upon exercise, capital shares valued at twice the then applicable exercise price of the Right (or, under certain circumstances, cash, property or other of our securities.)

     Similarly, unless certain conditions are met, if we engage in a merger or other business combination following a Stock Acquisition where we do not survive or where part of our capital shares are exchanged or converted into securities, cash or property of another person, or if 50% or more of our assets or earning power is sold or transferred, the Rights become exercisable for shares of the acquirer’s stock having a value of twice the exercise price (or, under certain circumstances, cash or property.) The Rights are not exercisable, however, until our right of redemption described below has expired.

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

NOTE 15—EMPLOYEE RETIREMENT PLANS

     Substantially all of our employees participate in defined contribution or non-contributory defined benefit plans. As of July 31, 2004, approximately 8% of our employees were covered by union-sponsored, collectively bargained multi-employer pension plans and a union employment contract which expires April 2006. The expense related to funding the multi-employer plan was $0.3 million, $0.2 million and $0.2 million in 2004, 2003 and 2002, respectively.

     We have discretionary, defined contribution retirement plans covering our eligible U.S. employees. Our policy is to fund the cost as accrued. Plan assets are invested in mutual funds and our capital stock. The aggregate expense relating to these plans was $4.6 million, $0.8 million and $0.8 million in 2004, 2003 and 2002, respectively. We also have non-qualified defined benefit plans that provide senior management with supplemental retirement, medical, disability and death benefits.

     The following table presents our defined benefit pension and postretirement plans’ funded status and amounts recognized in our consolidated financial statements. We use a measurement date of April 30 for the majority of our defined benefit pension and postretirement plans.

	Pension Benefits		Postretirement Benefits

	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$32,796	$25,310	$39,043	$28,085
Service cost	2,052	1,514	1,982	1,177
Interest cost	1,998	1,759	2,423	2,012
Change in assumptions	—	3,503	—	65
Change in participation	—	2	—	43
Actuarial (gain)/loss	(2,013)	2,156	(5,647)	9,239
Benefits paid	(1,614)	(1,448)	(1,660)	(1,578)
Assumed in OmniQuip acquisition	—	—	150	—

Benefit obligation at end of year	$33,219	$32,796	$36,291	$39,043

Change in plan assets:
Fair value of plan assets at beginning of year	$10,966	$12,131	$—	$—
Actual return on plan assets	2,143	(1,268)	—	—
Contributions	3,193	1,551	1,660	1,578
Benefits paid	(1,614)	(1,448)	(1,660)	(1,578)

Fair value of plan assets at end of year	$14,688	$10,966	$—	$—

Funded status	$(18,531)	$(21,830)	$(36,291)	$(39,043)
Unrecognized net actuarial (gain)/loss	6,811	10,660	7,897	14,531
Unrecognized transition obligation	—	28	73	99
Unrecognized prior service cost	511	767	(1,345)	(1,766)

Accrued benefit cost	$(11,209)	$(10,375)	$(29,666)	$(26,179)

Amounts recognized in the consolidated balance sheet:
Accrued benefit cost	$(13,633)	$(14,919)	$(29,666)	$(26,179)
Accumulated other comprehensive (gain)/loss	2,424	4,544	—	—

Net amount recognized	$(11,209)	$(10,375)	$(29,666)	$(26,179)

     Our defined benefit pension plans weighted-average asset allocations by asset category consist of the following at July 31:

	2004	2003

Equity securities	60%	66%
Debt securities	37	31
Cash	3	3

	100%	100%

     Our Administrative Committee (the “Committee”) manages the operations and administration of all benefit plans and related trusts. The Committee has an investment policy for the assets of defined benefit pension plans that establishes target asset allocations for the above listed asset classes as follows: equity securities 70% and fixed income securities 30%. The Committee establishes its estimated long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historic returns, and expected future returns. On a quarterly basis, the Committee reviews progress towards achieving the defined benefit pension plans’ and individual managers’ performance objectives.

     The funded status of our defined benefit pension plans at July 31, 2004 reflects the effects of negative returns experienced in the global capital markets over the past several years and a decline in the discount rate used to estimate the pension liability. As a result, the accumulated benefit obligation exceeded the fair value of plan assets. As required by U.S. generally accepted accounting principles, the Consolidated Balance Sheet reflected a minimum pension liability of $2.4 million at July 31, 2004. The effect of the funded status of the plan resulted in a decrease in accrued benefit costs by $2.1 million and a decrease in accumulated other comprehensive loss by $1.4 million, net of tax.

     Our accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans consist of the following at July 31:

	2004	2003

All defined benefit pension plans:
Accumulated benefit obligation	$26,222	$25,688
Unfunded defined benefit pension plans:
Projected benefit obligation	12,594	12,595
Accumulated benefit obligation	8,392	8,224
Defined benefit pension plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	20,625	20,200
Accumulated benefit obligation	17,830	17,464
Fair value of plan assets	14,688	10,966

     Our components of pension and postretirement expense were as follows for the years ended July 31:

	Pension Benefits			Postretirement Benefits

	2004	2003	2002	2004	2003	2002

Service cost	$2,052	$1,514	$1,203	$1,982	$1,177	$1,083
Interest cost	1,998	1,759	1,574	2,423	2,012	1,788
Expected return	(887)	(1,012)	(1,065)	—	—	—
Amortization of prior service cost	256	256	256	(421)	(421)	(421)
Amortization of transition obligation	32	32	32	26	26	26
Amortization of net (gain)/loss	577	87	(37)	911	203	90

	$4,028	$2,636	$1,963	$4,921	$2,997	$2,566

     Our weighted average actuarial assumptions as of July 31 were as follows:

	Pension Benefits			Postretirement Benefits

	2004	2003	2002	2004	2003	2002

Discount rate	6.25%	6.25%	7.25%	6.25%	6.25%	7.25%
Expected return on plan assets	8.0%	8.0%	8.5%	—	—	—
Rate of compensation increase	4.25%	4.25%	4.5%	—	—	—

     The health care cost trend rate used to determine the postretirement benefit obligation was 12.5% for 2004. This rate decreases gradually to an ultimate rate of 5.3% in 2016, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects:

	One-Percentage-Point

	Increase	Decrease

Postretirement benefit obligation	$4,306	$4,099
Service and interest cost components	$809	$649

     In fiscal 2005, we expect to make cash contributions of approximately $1.6 million to our defined benefit pension plans. In addition, we expect to continue to make contributions in fiscal 2005 sufficient to fund benefits paid under our other postretirement benefit plans during that year, net of contributions by plan participants. Such contributions totaled $1.7 million in 2004. The amounts principally represent contributions required by funding regulations or laws or those related to unfunded plans necessary to fund current benefits.

     Based on the same assumptions used to measure our benefit obligations at July 31, 2004, the following table displays the benefits expected to be paid under our defined benefit pension plans and our other postretirement benefit plans for the years ended July 31:

	Pension Benefits	Post retirement Benefits

2005	$1,543	$1,753
2006	1,546	1,791
2007	1,560	1,795
2008	1,999	1,933
2009	11,700	2,088
2010-2014	16,129	13,001

NOTE 16—REPOSITIONING AND RESTRUCTURING COSTS

     During the second quarter of fiscal 2003, we announced further actions related to our ongoing longer-term strategy to streamline operations and reduce fixed and variable costs. As part of our capacity rationalization plan for our Machinery segment that commenced in early 2001, we idled the 130,000-square-foot Sunnyside facility in Bedford, Pennsylvania, which produced selected scissor lift models, and relocated that production into our Shippensburg, Pennsylvania facility. Additionally, reductions in selling, administrative and product development costs resulted from improvements in our global organizations and from process consolidations. We have improved our European sales and service operations model by eliminating redundant operations, reducing headcount and focusing on enhancing the business for increased profitability and growth through ongoing manufacturing process improvements.

     The announced plan contemplates that we will reduce a total of 189 people globally and transfer 99 production jobs from the Sunnyside facility to the Shippensburg facility. As a result, pursuant to the plan we anticipated incurring a pre-tax charge of $5.9 million, consisting of $3.5 million in restructuring costs associated with personnel reductions and employee relocation and lease and contract terminations and $2.4 million in restructuring-related charges which include costs related to relocating certain plant assets and start-up costs with the move of the Sunnyside operations to the Shippensburg facility. In addition, we anticipated spending approximately $3.5 million on capital requirements. Almost all of these expenses will be cash charges.

     As noted above, the continuing streamlining of our operations will result in $3.5 million in personnel reductions and relocation and lease and contract terminations and will be recorded as a restructuring cost. In accordance with accounting requirements, through July 31, 2004, we recognized $2.8 million of the pre-tax restructuring charge, consisting of an accrual for termination benefit costs and employee relocation costs. In addition, we incurred $1.2 million of restructuring-related costs, which include costs related to relocating certain plant assets and start-up costs, which was recorded as a cost of sales. Also, through July 31, 2004, we spent approximately $3.9 million on capital requirements. We do not anticipate recording any additional restructuring and restructuring-related costs relating to these plans.

     The following table presents a rollforward of our activity in the restructuring accrual associated with the move of the Bedford operations to the Shippensburg facility and costs related to our process consolidations:

	Termination Benefits	Other Restructuring Costs	Total

Restructuring charge recorded during second quarter of fiscal 2003	$1,183	$—	$1,183
Utilization of reserves during the second quarter of fiscal 2003—cash	(114)	—	(114)

Balance at January 31, 2003	1,069	—	1,069
Restructuring charge recorded during the third quarter of fiscal 2003	1,175	258	1,433
Utilization of reserves during the third quarter of fiscal 2003—cash	(626)	(38)	(664)

Balance at April 30, 2003	1,618	220	1,838
Restructuring charge recorded during the fourth quarter of fiscal 2003	45	93	138
Utilization of reserves during the fourth quarter of fiscal 2003—cash	(1,316)	(89)	(1,405)

Balance at July 31, 2003	347	224	571
Restructuring charge recorded during the first quarter of fiscal 2004	3	8	11
Utilization of reserves during the first quarter of fiscal 2004—cash	(127)	—	(127)

Balance at October 31, 2003	223	232	455
Restructuring charge recorded during the second quarter of fiscal 2004	—	—	—
Utilization of reserves during the second quarter of fiscal 2004—cash	(64)	(46)	(110)

Balance at January 31, 2004	159	186	345
Restructuring charge recorded during the third quarter of fiscal 2004	—	—	—
Utilization of reserves during the third quarter of fiscal 2004—cash	—	(6)	(6)

Balance at April 30, 2004	159	180	339
Restructuring charge recorded during the fourth quarter of fiscal 2004	16	—	16
Utilization of reserves during the fourth quarter of fiscal 2004—cash	(16)	(36)	(52)

Balance at July 31, 2004	$159	$144	$303

     During the third quarter of fiscal 2002, we announced the closure of our manufacturing facility in Orrville, Ohio as part of our capacity rationalization plan for our Machinery segment. Operations at that facility have been integrated into our McConnellsburg, Pennsylvania facility. As a result, through July 31, 2004, we have incurred a pre-tax charge of $6.9 million, consisting of $1.2 million for termination benefits and lease termination costs, a $4.9 million asset write-down and $0.9 million in restructuring-related charges which include costs related to relocating certain plant assets and start-up costs associated with the move of the Orrville operations to the McConnellsburg facility. We do not anticipate recording any additional restructuring and restructuring-related costs.

     The following table presents a rollforward of our activity in the restructuring accrual associated with the move of the Orrville operations to McConnellsburg:

	Termination Benefits	Impairment of Assets	Other Restructuring Costs	Total

Total restructuring charge	$1,120	$4,613	$358	$6,091
Fiscal 2002 utilization of reserves—cash	(135)	—	(86)	(221)
Fiscal 2002 utilization of reserves—non-cash	—	(4,613)	—	(4,613)

Balance at July 31, 2002	985	—	272	1,257
Fiscal 2003 utilization of reserves—cash	(985)	—	(88)	(1,073)

Balance at July 31, 2003	—	—	184	184
Fiscal 2004 utilization of reserves—cash	—	—	(125)	(125)

Balance at July 31, 2004	$—	$—	$59	$59

     Our accrued liabilities associated with the acquisition of OmniQuip are discussed in Note 2 of the Notes to Consolidated Financial Statements.

NOTE 17—COMMITMENTS AND CONTINGENCIES

     We are a party to personal injury and property damage litigation arising out of incidents involving the use of our products. Our insurance program for fiscal 2004 was comprised of a self-insured retention of $3 million for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $100 million in excess of the retention and primary coverage. We contract with an independent firm to provide claims handling and adjustment services. Our estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. We frequently review the methods of making such estimates and establishing the resulting accrued liability, and any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

     With respect to all product liability claims of which we are aware, we established accrued liabilities of $21.9 million and $19.0 million at July 31, 2004 and 2003, respectively. These amounts are included in accrued expenses and provisions for contingencies on our Consolidated Balance Sheets. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely we would experience losses that are materially in excess of such reserve amounts. The provisions for self-insured losses are included within cost of sales in our Consolidated Statements of Income. As of July 31, 2004 and 2003, there were no insurance recoverables or offset implications and there were no claims by us being contested by insurers.

     At July 31, 2004, we were a party to multiple agreements whereby we guarantee $102.2 million in indebtedness of others, including the $25.2 million maximum loss exposure associated with our pledged finance receivables. As of July 31, 2004, one customer whose debt is undergoing restructure owed approximately 24% of the guaranteed indebtedness. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying collateral and/or make demand for reimbursement from other parties for any payments made by us under these agreements. At July 31, 2004, we had $6.7 million reserved related to these agreements, including a provision for losses of $2.6 million related to our pledged finance receivables. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. While we believe it is unlikely that we would experience losses under these agreements that are materially in excess of the amounts reserved, we can provide no assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations and, in the event that occurs, we cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of those reserved.

     We have received notices of audit adjustments from the Pennsylvania Department of Revenue (“PA”) in connection with audits of the tax years 1999 through 2001. The principal adjustments proposed by PA consist of the disallowance of a royalty deduction taken in our income tax returns and the denial of the manufacturing exemption taken in our capital stock tax returns. We believe that PA has acted contrary to applicable law, and we are vigorously disputing its position. Should PA prevail in its disallowance of the royalty deduction and denial of the manufacturing exemption, it would result in a cash outflow by us of approximately $11.5 million. Although unlikely, we believe that any such cash outflow would not occur until some time after 2005.

     There can be no assurance that unanticipated events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

NOTE 18—BANK CREDIT LINES AND LONG-TERM DEBT

     At July 31, 2004, we had a $175 million senior secured revolving credit facility with a maturity of September 23, 2006 and a pari passu, one-year $15 million cash management facility that expires September 23, 2005. Both facilities are secured by a lien on substantially all of our assets. Availability of credit requires compliance with financial and other covenants, including a requirement that we maintain (i) leverage ratios during fiscal 2005 of Net Funded Debt to EBITDA measured on a rolling four quarters and Net Funded Senior Debt to EBITDA measured on a rolling four quarters not to exceed 5.00 to 1.00 and 2.00 to 1.00, respectively, (ii) a fixed charge coverage ratio of not less than 1.75 to 1.00 through October 31, 2004 and 2.00 to 1.00 through July 31, 2005, and (iii) a Tangible Net Worth of at least $194 million, plus 50% of Consolidated Net Income on a cumulative basis for each preceding fiscal quarter, commencing with the quarter ended July 31, 2003. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and 70% of various categories of domestic inventory. While no amounts were outstanding under our senior secured revolving facility or our cash management facility at July 31, 2004, average borrowings outstanding under these facilities during 2004 were $18.1 million. At July 31, 2004, we were in compliance with all terms and conditions of our credit facilities.

     In May 2003, we sold $125 million principal amount of our 8 1/4% senior unsecured notes due 2008. The net proceeds of the offering were used to repay outstanding debt under our revolving credit facility with the balance used for the OmniQuip acquisition. Interest accrued from May 5, 2003, and we pay interest twice a year, beginning November 1, 2003. The notes are guaranteed on a senior unsecured basis by all of our existing and any future material domestic restricted subsidiaries.

     In June 2002, we sold $175 million principal amount of our 8 3/8% senior subordinated notes due 2012. The net proceeds of the offering were used to repay outstanding debt under our revolving credit facility and to terminate a working capital facility. Interest on the notes accrued from June 15, 2002 and we pay interest twice a year, beginning December 15, 2002. The notes are unconditionally guaranteed on a general unsecured senior subordinated basis by all of our existing and future material domestic restricted subsidiaries.

     Our long-term debt was as follows at July 31:

	2004	2003

8 3/8% senior subordinated notes due 2012	$175,000	$175,000
8 1/4% senior unsecured notes due 2008	125,000	125,000
Fair value hedging adjustment	(3,496)	(6,353)
Other	4,557	1,348

	301,061	294,995
Less current portion	1,050	837

	$300,011	$294,158

     Interest paid on all borrowings was $24.5 million, $15.8 million and $12.7 million in 2004, 2003 and 2002, respectively. The aggregate amounts of long-term debt outstanding at July 31, 2004 which will become due in 2005 through 2009 are: $1.1 million, $1.1 million, $1.1 million, $123.5 million and $1.1 million, respectively.

     At July 31, 2004, the fair values of our $175 million 8 3/8% senior subordinated notes due 2012 and our $125 million 8 1/4% senior unsecured notes due 2008 were $180.3 million and $131.3 million, respectively, based on quoted market values. At July 31, 2003, the fair values of our $175 million 8 3/8% senior subordinated notes due 2012 and our $125 million 8 1/4% senior unsecured notes due 2008 were $158.5 million and $126.3 million, respectively, based on quoted market values. The fair value of our remaining long-term debt at July 31, 2004 and at July 31, 2003 is estimated to approximate the carrying amount reported in the Consolidated Balance Sheets based on current interest rates for similar types of borrowings.

NOTE 19—LIMITED RECOURSE DEBT FROM FINANCE RECEIVABLES MONETIZATIONS

     As a result of the sale of finance receivables through limited recourse monetization transactions during fiscal 2004, 2003 and fiscal 2002, we have $121.8 million of limited recourse debt outstanding as of July 31, 2004. The aggregate amounts of limited recourse debt outstanding at July 31, 2004, which will become due in 2005 through 2009 are: $32.6 million, $35.9 million, $30.0 million, $13.8 million and $5.5 million, respectively.

NOTE 20—COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” defines comprehensive income as non-stockholder changes in equity. Our accumulated other comprehensive income (loss) consists of the following at July 31:

	2004	2003

Aggregate translation adjustments	$(4,536)	$(4,689)
Minimum pension liability adjustment, net of deferred tax benefit	(1,481)	(2,929)

	$(6,017)	$(7,618)

     Translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The minimum pension liability adjustment as of July 31, 2004, is net of deferred tax benefits of $0.9 million.

NOTE 21—CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

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

CONDENSED CONSOLIDATED BALANCE SHEET
As of July 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total

ASSETS
Accounts receivable—net	$239,874	$30,844	$92,470	$(369)	$362,819
Finance receivables—net	171	31,290	5,396	2,810	39,667
Pledged finance receivables—net	—	118,418	(1)	—	118,417
Inventories	111,362	11,429	31,190	424	154,405
Property, plant and equipment—net	56,380	20,987	14,621	(484)	91,504
Equipment held for rental—net	577	10,746	9,867	—	21,190
Investment in subsidiaries	289,985	—	16,201	(306,186)	—
Other assets	157,465	39,019	42,924	34	239,442

	$855,814	$262,733	$212,668	$(303,771)	$1,027,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$225,662	$31,417	$32,441	$(30,670)	$258,850
Long-term debt, less current portion	296,851	3,160	—	—	300,011
Limited recourse debt from finance receivables monetizations, less current portion	—	89,209	—	—	89,209
Other liabilities	(84,117)	(18,034)	167,038	33,217	98,104

Total liabilities	438,396	105,752	199,479	2,547	746,174

Shareholders’ equity	417,418	156,981	13,189	(306,318)	281,270

	$855,814	$262,733	$212,668	$(303,771)	$1,027,444

CONDENSED CONSOLIDATED BALANCE SHEET
As of July 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total

ASSETS
Accounts receivable—net	$142,552	$40,059	$74,977	$(69)	$257,519
Finance receivables—net	5,992	24,956	(1,596)	4,972	34,324
Pledged finance receivables—net	—	160,411	(4)	—	160,407
Inventories	52,091	31,326	39,651	(393)	122,675
Property, plant and equipment—net	24,749	42,234	13,152	(436)	79,699
Equipment held for rental—net	919	16,130	2,602	—	19,651
Investment in subsidiaries	244,788	—	4,977	(249,765)	—
Other assets	197,275	30,357	34,234	61	261,927

	$668,366	$345,473	$167,993	$(245,630)	$936,202

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$118,539	$24,497	$50,580	$(19,151)	$174,465
Long-term debt, less current portion	294,158	—	—	—	294,158
Limited recourse debt from finance receivables monetizations, less current portion	—	119,661	—	—	119,661
Other liabilities	(250,124)	232,883	95,583	21,862	100,204

Total liabilities	162,573	377,041	146,163	2,711	688,488

Shareholders’ equity	505,793	(31,568)	21,830	(248,341)	247,714

	$668,366	$345,473	$167,993	$(245,630)	$936,202

CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Year Ended July 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total

Revenues	$806,446	$216,760	$174,748	$(3,992)	$1,193,962
Gross profit (loss)	184,515	14,487	28,560	(2,162)	225,400
Other expenses (income)	16,315	35,190	22,384	124,862	198,751
Net income (loss)	$168,200	$(20,703)	$6,176	$(127,024)	$26,649

CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Year Ended July 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total

Revenues	$492,328	$150,843	$114,180	$(6,223)	$751,128
Gross profit (loss)	128,642	(11,018)	13,416	3,402	134,442
Other expenses (income)	83,959	22,548	14,883	660	122,050
Net income (loss)	$44,683	$(33,566)	$(1,467)	$2,742	$12,392

CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Year Ended July 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total

Revenues	$520,349	$231,624	$101,169	$(83,072)	$770,070
Gross profit (loss)	125,928	(853)	5,867	1,145	132,087
Other expenses (income)	87,539	139,084	8,374	(1,318)	233,679
Net income (loss)	$38,389	$(139,937)	$(2,507)	$2,463	$(101,592)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended July 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total

Cash flow from operating activities	$(4,942)	$(15,498)	$32,542	$(419)	$11,683
Cash flow from investing activities	(107,087)	12,018	(22,167)	2,295	(114,941)
Cash flow from financing activities	4,432	3,474	2,236	(2,295)	7,847
Effect of exchange rate changes on cash	1,749	—	(1,892)	401	258

Net change in cash and cash equivalents	(105,848)	(6)	10,719	(18)	(95,153)
Beginning balance	127,197	26	5,570	16	132,809

Ending balance	$21,349	$20	$16,289	$(2)	$37,656

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended July 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total

Cash flow from operating activities	$(1,644)	$(99,572)	$6,683	$(629)	$(95,162)
Cash flow from investing activities	(6,563)	2,087	(6,814)	2,732	(8,558)
Cash flow from financing activities	110,782	117,056	3,426	(2,792)	228,472
Effect of exchange rate changes on cash	1,673	—	(818)	997	1,852

Net change in cash and cash equivalents	104,248	19,571	2,477	308	126,604
Beginning balance	22,949	(19,545)	3,093	(292)	$6,205

Ending balance	$127,197	$26	$5,570	$16	$132,809

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended July 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total

Cash flow from operating activities	$150,568	$(134,013)	$2,138	$4,402	$23,095
Cash flow from investing activities	(31,138)	(3,260)	(5,181)	29,697	(9,882)
Cash flow from financing activities	(103,573)	119,873	1,609	(33,364)	(15,455)
Effect of exchange rate changes on cash	1,058	(431)	(109)	(1,325)	(807)

Net change in cash and cash equivalents	16,915	(17,831)	(1,543)	(590)	(3,049)
Beginning balance	6,034	(1,714)	4,636	298	9,254

Ending balance	$22,949	$(19,545)	$3,093	$(292)	6,205

NOTE 22—UNAUDITED QUARTERLY FINANCIAL INFORMATION

    Our unaudited financial information was as follows for the fiscal quarters within the years ended July 31:

	Revenues	Gross Profit	Net Income	Earnings Per Common Share	Earnings Per Common Share— Assuming Dilution

2004
October 31	$213,585	$38,266	$533	$.01	$.01
January 31	236,530	43,447	2,158	.05	.05
April 30	318,687	63,637	8,687	.20	.20
July 31	425,160	80,050	15,271	.36	.35

	$1,193,962	$225,400	$26,649	$.62	$.61

2003
October 31	$160,487	$29,116	$329	$.01	$.01
January 31	151,313	26,098	4,226	.10	.10
April 30	205,770	34,645	2,165	.05	.05
July 31	233,558	44,583	5,672	.13	.13

	$751,128	$134,442	$12,392	$.29	$.29

     Results for the first and fourth quarters of 2004 included restructuring charges of $11 thousand ($7 thousand net of tax) and $16 thousand ($10 thousand net of tax), respectively. Results for the second, third and fourth quarters of 2003 included restructuring charges of $1.2 million ($1.0 million net of tax), $1.4 million ($1.2 million net of tax) and $0.1 million ($0.1 million net of tax), respectively. In addition, refer to Note 9 of the Notes to Consolidated Financial Statements for information related to changes in accounting estimates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
JLG Industries, Inc.
McConnellsburg, Pennsylvania

     We have audited the accompanying consolidated balance sheets of JLG Industries, Inc. as of July 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended July 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JLG Industries, Inc. at July 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2004, in conformity with U. S. generally accepted accounting principles.

     As discussed in Note 5 of the Notes to Consolidated Financial Statements, the Company adopted Statement No. 142, “Goodwill and Other Intangible Assets,” as of August 1, 2001.

Baltimore, Maryland
September 19, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer, with participation of other management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

     As previously disclosed in our third quarter Form 10-Q, in February 2004 our disclosure controls and procedures were found to be ineffective in identifying an accounting error related to the timing of the recording of revenue in conformity with U.S. generally accepted accounting principles arising from our improper accounting for a single consignment sale. In response to the matter identified, we have taken significant steps to strengthen control processes and procedures in order to identify and rectify the accounting error and prevent the recurrence of the circumstances that resulted in the need to restate prior period financial statements. Since March 2004, we corrected the identified weaknesses in our disclosure controls and procedures that led to the above error by taking the following steps, among others:

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

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 relating to identification of directors is set forth under the caption “Proposal 1. Election of Directors” in our Proxy Statement and is incorporated herein by reference. Identification of officers is presented in Item 1 of this report under the caption “Executive Officers of the Registrant.”

     Information regarding audit committee financial experts serving on the Audit Committee of our Board of Directors appears under the caption “The Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated herein by reference.

     Information regarding delinquent filers appears under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement and is incorporated herein by reference.

     We have adopted a Code of Ethics and Business Conduct that applies to all Company personnel including our Board of Directors, chief executive officer, chief financial officer and principal accounting officer. In addition, certain Company policies and other information regarding the Board of Directors, including director qualifications and responsibilities, responsibilities of key board committees and director compensation, is set forth in our Principles of Corporate Governance and the written charters of our five standing committees. The Code of Ethics and Business Conduct, the Principles of Corporate Governance, and the charters for each of these five standing committees—Audit, Compensation, Directors and Corporate Governance, Finance and Executive—may be viewed on the Company’s website: www.jlg.com. A copy of each of these documents is also available, free of charge, upon request.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 relating to executive compensation is set forth under the captions “Report of the Compensation Committee” and “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 relating to security ownership of certain beneficial owners and management is set forth in Item 5 of this report and under the caption “Voting Securities and Principal Shareholders” in our Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 relating to principal accountant fees and services is set forth under the caption “Proposal 2. Ratification of Independent Auditors” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

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

          (3) Exhibits

2

Purchase and Sale Agreement, dated as of July 7, 2003, by and among TRAK International, Inc., Textron Inc., JLG Acquisition Corporation, and JLG Industries, Inc., which appears as Exhibit 2 to the Company’s Form S-4 (File No. 333-107468—filed July 30, 2003), is hereby incorporated by reference.

3.1	Articles of Incorporation of JLG Industries, Inc., which appears as Exhibit 3 to the Company’s Form 10-Q (File No. 1-12123—filed December 13, 1996), is hereby incorporated by reference.

3.2	By-laws of JLG Industries, Inc., which appear as Exhibit 3 to the Company’s Form 10-Q (File No. 1-12123— filed March 4, 2003), is hereby incorporated by reference.

4.1

Rights Agreement, dated as of May 24, 2000, between JLG Industries, Inc. and American Stock Transfer and Trust Company, which appears as Exhibit 1 to the Company’s Form 8-A12B (File No. 1-12123—filed May 31, 2000), is hereby incorporated by reference.

4.2

Purchase Agreement, dated June 12, 2002, among JLG Industries, Inc., the Note Guarantors, Wachovia Securities, Inc., Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc., Banc One Capital Markets, Inc., BMO Nesbitt Burns Corp., BNY Capital Markets, Inc., and Credit Lyonnais Securities (USA) Inc., which appears as Exhibit 1 to the Company’s Form S-4 (File No. 333-99217—filed September 6, 2002), is hereby incorporated by reference.

4.3

Indenture dated June 17, 2002, by and among JLG Industries, Inc., the Note Guarantors, and The Bank of New York, as Trustee, which appears as Exhibit 4.1 to the Company’s Form S-4 (File No. 333-99217—filed September 6, 2002), is hereby incorporated by reference.

4.4

Registration Rights Agreement, dated June 17, 2002, by and among JLG Industries, Inc., the Note Guarantors, and Wachovia Securities, Inc., Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Banc One Capital Markets, Inc., BMO Nesbitt Burns Corp., BNY Capital Markets, Inc., and Credit Lyonnais Securities (USA) Inc., which appears as Exhibit 4.2 to the Company’s Form S-4 (File No. 333-99217— filed September 6, 2002), is hereby incorporated by reference.

4.5

Purchase Agreement, dated April 30, 2003, among JLG Industries, Inc., the Note Guarantors (as defined therein), the Initial Purchasers (as defined therein) and The Bank of New York, as Trustee, which appears as Exhibit 1 to the Company’s Form S-4 (File No. 333-107468—filed July 30, 2003), is hereby incorporated by reference.

4.6

Indenture dated as of May 5, 2003, by and among JLG Industries, Inc., the Note Guarantors party thereto, and The Bank of New York, as Trustee, which appears as Exhibit 4 to the Company’s Form 10-Q (File No. 1-12123—filed May 29, 2003), is hereby incorporated by reference.

4.7

Registration Rights Agreement, dated May 5, 2003, by and among JLG Industries, Inc., the Note Guarantors, and Credit Suisse First Boston LLC, Deutsche Bank Securities, Inc., Banc One Capital Markets, Inc., BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., NatCity Investments, Inc., and SunTrust Capital Markets, Inc., as Initial Purchasers, which appears as Exhibit 4.2 to the Company’s Form S-4 (File No. 333-107468—filed July 30, 2003), is hereby incorporated by reference.

10.1

Amended and Restated Credit Agreement, dated June 17, 2002, by and among, JLG Industries, Inc., Fulton International, Inc., JLG Equipment Services, Inc., JLG Manufacturing, LLC, Gradall Industries, Inc., The Gradall Company, The Gradall Orrville Company, Access Financial Solutions, Inc. as Borrowers, the Lenders (as defined therein), Wachovia Bank, National Association, as Administrative Agent and Documentation Agent, and Bank One, Michigan, as Syndication Agent, which appears as Exhibit 10.1 to the Company’s Form S-4 (File No. 333-99217—filed September 6, 2002), is hereby incorporated by reference.

10.2

Amendment No. 1 to Amended and Restated Credit Agreement, dated August 30, 2002, by and among, JLG Industries, Inc., JLG Equipment Services, Inc., JLG Manufacturing, LLC, Fulton International, Inc., Gradall Industries, Inc., The Gradall Company, Access Financial Solutions, Inc. as Borrowers, the Lenders (as defined therein), Wachovia Bank, National Association, as Administrative Agent and Documentation Agent, and Bank One, Michigan, as Syndication Agent, which appears as Exhibit 10.2 to the Company’s Form S-4 (File No. 333-99217—filed September 6, 2002), is hereby incorporated by reference.

10.3

Amendment No. 2 and Waiver Under Amended and Restated Credit Agreement, dated February 21, 2003, by and among, JLG Industries, Inc., JLG Equipment Services, Inc., JLG Manufacturing, LLC, Fulton International, Inc., Gradall Industries, Inc., The Gradall Company, Access Financial Solutions, Inc., JLG Europe BV, JLG Manufacturing Europe BVBA as Borrowers, the Lenders (as defined therein), Wachovia Bank, National Association, as Administrative Agent and Documentation Agent, and Bank One, Michigan, as Syndication Agent, which appears as Exhibit 10 to the Company’s Form 10-Q (File No. 1-12123—filed March 4, 2003), is hereby incorporated by reference.

10.4

Amendment No. 3 Under Amended and Restated Credit Agreement, dated April 28, 2003, by and among, JLG Industries, Inc., JLG Equipment Services, Inc., JLG Manufacturing, LLC, Fulton International, Inc., Gradall Industries, Inc., The Gradall Company, Access Financial Solutions, Inc., JLG Europe BV, JLG Manufacturing Europe BVBA as Borrowers, the Lenders (as defined therein), Wachovia Bank, National Association, as Administrative Agent and Documentation Agent, and Bank One, Michigan, as Syndication Agent, which appears as Exhibit 10 to the Company’s Form 10-Q (File No. 1-12123—filed May 29, 2003), is hereby incorporated by reference.

10.5

Amendment No. 4 and Waiver Under Amended and Restated Credit Agreement, dated July 8, 2003, by and among, JLG Industries, Inc., JLG Equipment Services, Inc., JLG Manufacturing, LLC, Fulton International, Inc., Gradall Industries, Inc., The Gradall Company, Access Financial Solutions, Inc., JLG Europe BV, JLG Manufacturing Europe BVBA as Borrowers, the Lenders (as defined herein), Wachovia Bank, National Association, as Administrative Agent and Documentation Agent, and Bank One, Michigan, as Syndication Agent, which appears as Exhibit 10 to the Company’s Form S-4 (File No. 333-107468—filed July 30, 2003), is hereby incorporated by reference.

10.6

JLG Industries, Inc. Directors’ Deferred Compensation Plan as amended and restated effective November 1, 2003, which appears as Exhibit 10.2 to the Company’s Form 10-Q (File No. 1-12123—filed March 16, 2004), is hereby incorporated by reference.

10.7	JLG Industries, Inc. Long Term Incentive Plan, which appears as Exhibit 10.1 to the Company’s Form 10-Q (File No. 1-12123—filed March 16, 2004), is hereby incorporated by reference.

10.8

JLG Industries, Inc. Supplemental Executive Retirement Plan effective September 6, 2000, which appears as Exhibit 10.1 to the Company’s Form 10-Q (File No. 1-12123—filed June 14, 2001), is hereby incorporated by reference.

10.9

JLG Industries, Inc. Executive Retiree Medical Benefits Plan effective June 1, 1995, which appears as Exhibit 10.9 to the Company’s Form 10-K (File No. 1-12123—filed October 17, 1996), is hereby incorporated by reference.

10.10

JLG Industries, Inc. Executive Severance Plan effective February 16, 2000, which appears as Exhibit 10.1 to the Company’s Form 10-Q (File No. 1-12123—filed June 5, 2000), is hereby incorporated by reference.

10.11

The Gradall Company Amended and Restated Supplemental Executive Retirement Plan effective March 1, 1988, which appears as Exhibit 10.11 to the Company’s Form 10-K (File No. 1-12123—filed October 12, 1999), is hereby incorporated by reference.

10.12	The Gradall Company Benefit Restoration Plan, which appears as Exhibit 10.12 to the Company’s Form 10-K (File No. 1-12123—filed October 12, 1999), is hereby incorporated by reference.

10.13

Employment Agreement dated November 1, 1999 between JLG Industries, Inc. and William M. Lasky, which appears as Exhibit 10.2 to the Company’s Form 10-Q (File No. 1-12123—filed December 14, 1999), is hereby incorporated by reference.

10.14

Employment Agreement dated July 18, 2000 between JLG Industries, Inc. and James H. Woodward, Jr., which appears as Exhibit 10.14 to the Company’s Form 10-K (File No. 1-12123—filed October 6, 2000), is hereby incorporated by reference.

10.15

JLG Industries, Inc. Executive Deferred Compensation Plan as amended and restated effective November 1, 2003, which appears as Exhibit 10.3 to the Company’s Form 10-Q (File No. 1-12123—filed March 16, 2004), is hereby incorporated by reference.

10.16

Revolving Credit Agreement dated as of September 23, 2003 among JLG Industries, Inc., the several banks and other financial institutions and lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Manufacturers and Traders Trust Company, as Syndication Agent, and Standard Federal Bank N.A., as Documentation Agent, which appears as Exhibit 10.17 to the Company’s Form 10-K (File No. 1-12123—filed October 6, 2003), is hereby incorporated by reference.

10.17

First Amendment and Waiver to Revolving Credit Agreement dated February 4, 2004 among JLG Industries, Inc., the several banks and other financial institutions and lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Manufacturers and Traders Trust Company, as Syndication Agent, and Standard Federal Bank N.A., as Documentation Agent which appears as Exhibit 10.4 to the Company’s Form 10-Q (File No. 1-12123—filed March 16, 2004), is hereby incorporated by reference.

10.18	Form of Employee Stock Option Agreement under the Long Term Incentive Plan

10.19	Form of Employee Restricted Stock Agreement under the Long Term Incentive Plan

10.20	Form of Director Stock Option Agreement under the Long Term Incentive Plan

10.21	Form of Director Restricted Stock Agreement under the Long Term Incentive Plan

12	Statement Regarding Computation of Ratios

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99	Cautionary Statements Pursuant to the Securities Litigation Reform Act of 1995

     (b) Reports on Form 8-K

     We furnished a Current Report on Form 8-K on May 20, 2004, which included our Press Release dated May 20, 2004. The item reported on such Form 8-K was Item 9. (Regulation FD Disclosure). We filed a Current Report on Form 8-K on May 20, 2004, which included our Press Release dated May 20, 2004. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements, Pro Forma Financial Statements and Exhibits). We filed an amended Current Report on Form 8-K on May 28, 2004. The items reported on such Form 8-K were Item 2. (Acquisition or Disposition of Assets), Item 5. (Other Events and Regulation FD Disclosure) and Item 7. (Financial Statements, Pro Forma Financial Statements and Exhibits).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 6, 2004.

JLG INDUSTRIES, INC.
(Registrant)

/s/William M. Lasky

William M. Lasky, Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of October 6, 2004.

/s/ James H. Woodward, Jr.

James H. Woodward, Jr., Executive Vice President and Chief Financial Officer

/s/John W. Cook

John W. Cook, Chief Accounting Officer

/s/ Roy V. Armes

Roy V. Armes, Director

/s/ James A. Mezera

James A. Mezera, Director

/s/ David L. Pugh

David L. Pugh, Director

/s/ Stephen Rabinowitz

Stephen Rabinowitz, Director

/s/ Raymond C. Stark

Raymond C. Stark, Director

/s/ Charles O. Wood, III

Charles O. Wood, III, Director