Form 10-Q
period 2004-10-31
JLG INDUSTRIES INC
filed 2004-11-23
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2004

or

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

Yes [X]  No [  ]

The number of shares of capital stock outstanding as of November 18, 2004 was 44,532,266.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 31,	July 31,
	2004	2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$66,498	$37,656
Accounts receivable – net	299,123	362,819
Finance receivables – net	9,136	5,920
Pledged finance receivables – net	25,057	31,858
Inventories	170,731	154,405
Other current assets	45,739	41,058

Total current assets	616,284	633,716
Property, plant and equipment – net	89,443	91,504
Equipment held for rental – net	26,842	21,190
Finance receivables, less current portion	39,002	33,747
Pledged finance receivables, less current portion	56,413	86,559
Goodwill	63,017	62,885
Intangible assets – net	34,590	35,240
Other assets	66,991	62,603

	$992,582	$1,027,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$1,788	$1,729
Current portion of limited recourse debt from finance receivables monetizations	26,725	32,585
Accounts payable	150,600	139,990
Accrued expenses	108,500	118,860

Total current liabilities	287,613	293,164
Long-term debt, less current portion	302,088	300,011
Limited recourse debt from finance receivables monetizations, less current portion	59,008	89,209
Accrued post-retirement benefits	30,211	29,666
Other long-term liabilities	21,362	20,542
Provisions for contingencies	15,520	13,582
Shareholders’ equity
Capital stock:
Authorized shares: 100,000 at $.20 par Issued and outstanding shares: 44,535; fiscal 2004 – 43,903	8,907	8,781
Additional paid-in capital	35,111	29,571
Retained earnings	245,319	254,268
Unearned compensation	(4,019)	(5,333)
Accumulated other comprehensive loss	(8,538)	(6,017)

Total shareholders’ equity	276,780	281,270

	$992,582	$1,027,444

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	October 31,
	2004	2003
Revenues
Net sales	$302,131	$208,392
Financial products	2,660	3,676
Rentals	1,870	1,517

	306,661	213,585
Cost of sales	280,966	175,319

Gross profit	25,695	38,266
Selling and administrative expenses	28,122	23,716
Product development expenses	5,908	4,773
Restructuring charges	—	11

(Loss) income from operations	(8,335)	9,766
Interest expense	(8,996)	(9,876)
Miscellaneous, net	3,432	940

(Loss) income before taxes	(13,899)	830
Income tax (benefit) provision	(5,170)	297

Net (loss) income	($8,729)	$533

(Loss) earnings per common share	($.20)	$.01

(Loss) earnings per common share – assuming dilution	($.20)	$.01

Cash dividends per share	$.005	$.005

Weighted average shares outstanding	43,277	42,656

Weighted average shares outstanding – assuming dilution	43,277	43,575

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)
(Unaudited)

						Accumulated
	Capital Stock		Additional Paid-in	Retained	Unearned	Other Comprehensive	Total Shareholders’
	Shares	Par Value	Capital	Earnings	Compensation	(Loss) Income	Equity
Balances at July 31, 2003	43,367	$8,673	$23,597	$228,490	$(5,428)	$(7,618)	$247,714
Comprehensive income:
Net income				533
Aggregate translation adjustment						396
Total comprehensive income							929
Dividends paid: $.005 per share				(217)			(217)
Shares issued under incentive plan	49	10	192		(52)		150
Amortization of unearned compensation					335		335

Balances at October 31, 2003	43,416	$8,683	$23,789	$228,806	$(5,145)	$(7,222)	$248,911

						Accumulated
	Capital Stock		Additional Paid-in	Retained	Unearned	Other Comprehensive	Total Shareholders’
	Shares	Par Value	Capital	Earnings	Compensation	(Loss) Income	Equity
Balances at July 31, 2004	43,903	$8,781	$29,571	$254,268	$(5,333)	$(6,017)	$281,270
Comprehensive loss:
Net loss				(8,729)
Aggregate translation adjustment						(2,521)
Total comprehensive loss							(11,250)
Dividends paid: $.005 per share				(220)			(220)
Shares issued under incentive plan	632	126	5,036		(76)		5,086
Tax benefit related to exercise of nonqualified stock options			504				504
Amortization of unearned compensation					1,390		1,390

Balances at October 31, 2004	44,535	$8,907	$35,111	$245,319	$(4,019)	$(8,538)	$276,780

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	October 31,
	2004	2003
OPERATIONS
Net (loss) income	($8,729)	$533
Adjustments to reconcile net (loss) income to cash flow from operating activities:
Loss on sale of property, plant and equipment	161	293
(Gain) loss on sale of equipment held for rental	(1,300)	1,320
Non-cash charges and credits:
Depreciation and amortization	7,088	6,486
Other	2,749	3,654
Changes in selected working capital items:
Accounts receivable	62,217	1,020
Inventories	(16,368)	6,885
Accounts payable	10,554	(34,954)
Other operating assets and liabilities	(12,560)	44
Changes in finance receivables	(8,496)	1,055
Changes in pledged finance receivables	1,391	(15,452)
Changes in other assets and liabilities	(1,147)	(3,899)

Cash flow from operating activities	35,560	(33,015)
INVESTMENTS
Purchases of property, plant and equipment	(2,895)	(3,811)
Proceeds from the sale of property, plant and equipment	81	89
Purchases of equipment held for rental	(10,089)	(2,209)
Proceeds from the sale of equipment held for rental	4,150	1,141
Cash portion of acquisitions	—	(95,371)
Other	(46)	(46)

Cash flow from investing activities	(8,799)	(100,207)
FINANCING
Net increase in short-term debt	58	594
Issuance of long-term debt	85,016	22,000
Repayment of long-term debt	(85,092)	(22,086)
Issuance of limited recourse debt	—	10,871
Repayment of limited recourse debt	—	(253)
Payment of dividends	(220)	(216)
Exercise of stock options	5,086	150

Cash flow from financing activities	4,848	11,060
CURRENCY ADJUSTMENTS
Effect of exchange rate changes on cash	(2,767)	641
CASH AND CASH EQUIVALENTS
Net change in cash and cash equivalents	28,842	(121,521)
Beginning balance	37,656	132,809

Ending balance	$66,498	$11,288

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2004
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

Interim results for the three-month period ended October 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended July 31, 2004.

Where appropriate, we have reclassified certain amounts in fiscal 2004 to conform to the fiscal 2005 presentation.

Stock-Based Incentive Plan

At October 31, 2004, we have a stock-based compensation plan covering both employees and directors. We account for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under this opinion, we do not recognize compensation expense arising from such grants because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” for the three months ended October 31:

	2004	2003
Net (loss) income, as reported	($8,729)	$533
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	577	741

Pro forma net loss	($9,306)	($208)

(Loss) earnings per share:
(Loss) earnings per common share – as reported	($.20)	$.01

(Loss) earnings per common share – pro forma	($.22)	$—

(Loss) earnings per common share – assuming dilution – as reported	($.20)	$.01

(Loss) earnings per common share – assuming dilution – pro forma	($.22)	$—

NOTE 2 – INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year. Therefore, interim LIFO inventory valuation determinations, including the determination at October 31, 2004, must necessarily be based on our estimate of expected fiscal year-end inventory levels and costs. The cost of United States inventories is based primarily on the LIFO (last-in, first-out) method. All other inventories are based on the FIFO (first-in, first-out) method.

Inventories consist of the following:

	October 31,	July 31,
	2004	2004
Finished goods	$79,273	$66,586
Raw materials and work in process	97,732	93,695

	177,005	160,281
Less LIFO provision	6,274	5,876

	$170,731	$154,405

The cost of inventories stated under the LIFO method was 62% and 62% at October 31, 2004 and July 31, 2004, respectively, of our total inventory.

NOTE 3 – OTHER ASSETS

Other assets consist of the following:

	October 31,	July 31,
	2004	2004
Future income tax benefits	$27,448	$26,363
Customer notes receivable and other investments	19,714	19,355
Deferred finance charges	12,702	13,902
Other	7,127	2,983

	$66,991	$62,603

Future income tax benefits arise because there are certain items that are treated differently for financial accounting than for income taxes. We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Condensed Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We evaluate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

Notes receivable and other investments are with customers or customer affiliates and include restructuring of accounts and finance receivables as well as assisting our customers in their financing efforts. As of October 31, 2004 and July 31, 2004, approximately 73% of our current and long-term notes receivable and other investments were due from three parties. We routinely evaluate the creditworthiness of our customers and provide reserves if required under the circumstances. Where applicable, the notes receivables are collateralized by a security interest in the underlying assets, other assets owned by the debtor and/or personal guarantees.

Deferred finance charges relate to our two note issues and indebtedness under bank credit facilities and are ratably amortized over the remaining life of the instruments.

NOTE 4 – BASIC AND DILUTED EARNINGS PER SHARE

This table presents our computation of basic and diluted (loss) earnings per share for the three months ended October 31:

	2004	2003
Net (loss) income	($8,729)	$533

Denominator for basic (loss) earnings per share – weighted average shares	43,277	42,656
Effect of dilutive securities – employee stock options and unvested restricted shares	—	919

Denominator for diluted (loss) earnings per share – weighted average shares adjusted for dilutive securities	43,277	43,575

(Loss) earnings per common share	($.20)	$.01

(Loss) earnings per common share – assuming dilution	($.20)	$.01

During the quarter ended October 31, 2004, options to purchase 4.0 million shares of capital stock at a range of $5.64 to $21.94 per share were not included in the computation of diluted loss per share because their inclusion would reduce the net loss per share for the period.

NOTE 5 – SEGMENT INFORMATION

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

Our business segment information consisted of the following for the three months ended October 31:

	2004	2003
Revenues:
Machinery	$252,532	$168,958
Equipment Services	51,350	40,815
Access Financial Solutions	2,779	3,812

	$306,661	$213,585

	2004	2003
Segment profit (loss):
Machinery	($13,340)	$6,593
Equipment Services	15,767	11,068
Access Financial Solutions	194	284
General corporate	(13,249)	(11,093)

Segment (loss) profit	(10,628)	6,852
Add Access Financial Solutions’ interest expense	2,293	2,914

Operating (loss) income	($8,335)	$9,766

This table presents our business segment assets at:

	October 31,	July 31,
	2004	2004
Machinery	$725,029	$728,151
Equipment Services	51,499	39,394
Access Financial Solutions	135,111	191,183
General corporate	80,943	68,716

	$992,582	$1,027,444

We manufacture our products in the United States, Belgium and France and sell these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations. Our revenues by geographic area consisted of the following for the three months ended October 31:

	2004	2003
United States	$238,733	$171,671
Europe	36,863	23,951
Other	31,065	17,963

	$306,661	$213,585

NOTE 6 – PRODUCT WARRANTY

This table presents our reconciliation of accrued product warranty during the period from August 1, 2004 to October 31, 2004:

Balance as of August 1, 2004	$11,829
Payments	(2,914)
Accruals	3,651

Balance as of October 31, 2004	$12,566

NOTE 7 – EMPLOYEE RETIREMENT PLANS

Our components of pension expense were as follows for each of the three months ended October 31:

	2004	2003
Service cost	$504	$513
Interest cost	506	500
Expected return	(293)	(221)
Amortization of prior service cost	—	8
Amortization of transition obligation	64	64
Amortization of net loss	67	144

	$848	$1,008

Our components of other postretirement benefits expense were as follows for the three months ended October 31:

	2004	2003
Service cost	$426	$483
Interest cost	550	597
Amortization of prior service cost	(106)	(106)
Amortization of net loss	104	231

	$974	$1,205

NOTE 8 – RESTRUCTURING COSTS

In connection with our acquisitions, we assess and formulate plans related to their future integration. This process begins during the due diligence process and is concluded within twelve months of the acquisition. We accrue estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made as plans are finalized, but in no event beyond one year from the acquisition date. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred.

As part of our OmniQuip integration plan, we permanently closed five facilities of the acquired business and relocated that production into our existing facilities. Additionally, we will reduce the employment and incur costs associated with the involuntary termination benefits and relocation costs. These costs are incremental to our combined enterprise and are incurred as a direct result of our integration plan. Accrued liabilities associated with these integration activities include the following (in thousands, except headcount):

Planned Headcount Reduction:
Balance at August 1, 2004	18
Reductions during fiscal 2005	—

Balance at October 31, 2004	18

Involuntary Employee Termination Benefits:
Balance at August 1, 2004	$2,783
Costs incurred during fiscal 2005	(1,044)

Balance at October 31, 2004	$1,739

Facility Closure and Restructuring Costs:
Balance at August 1, 2004	$4,265
Costs incurred during fiscal 2005	—

Balance at October 31, 2004	$4,265

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We are a party to personal injury and property damage litigation arising out of incidents involving the use of our products. Our insurance program for fiscal 2005 is comprised of a self-insured retention of $3 million for domestic claims, insurance coverage of $2 million for international claims and catastrophic coverage for domestic and international claims of $100 million in excess of the retention and primary coverage. We contract with an independent firm to provide claims handling and adjustment services. Our estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. We frequently review the methods of making such estimates and establishing the resulting accrued liability, and any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which we are aware, we established accrued liabilities of $23.6 million and $21.9 million at October 31, 2004 and July 31, 2004, respectively. These amounts are included in accrued expenses and provisions for contingencies on our Condensed Consolidated Balance Sheets. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely that we would experience losses that are materially in excess of such reserve amounts. The provisions for self-insured losses are included within cost of sales in our Condensed Consolidated Statements of Income. As of October 31, 2004 and July 31, 2004, there were no insurance recoverables or offset implications and there were no claims by us being contested by insurers.

At October 31, 2004, we are a party to multiple agreements whereby we guarantee $102.1 million in indebtedness of others, including the $26.1 million maximum loss exposure associated with our pledged finance receivables. As of October 31, 2004, two customers owed approximately 31% of the guaranteed indebtedness. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying collateral and/or make demand for reimbursement from other parties for any payments made by us under these agreements. At October 31, 2004, we had $4.9 million reserved related to these agreements, including a provision for losses of $2.1 million related to our pledged finance receivables. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. While we believe it is unlikely that we would experience losses under these agreements that are materially in excess of the amounts reserved, we can provide no assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet its obligation and, in the event that occurs, we can not guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of those reserved.

We have received notices of audit adjustments from the Pennsylvania Department of Revenue (“PA”) in connection with audits of the tax years 1999 through 2001. The adjustments proposed by PA consist of the disallowance of a royalty deduction taken in our income tax returns and the denial of the manufacturing exemption taken in our capital stock tax returns. We believe that PA has acted contrary to applicable law, and we are vigorously disputing its position. Should PA prevail in its disallowance of the royalty deduction and denial of the manufacturing exemption, it would result in a cash outflow and corresponding charge of approximately $10.8 million. Although unlikely, we believe that any such action would not occur until some time after 2005.

There can be no assurance that unanticipated events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are organized in three business segments — Machinery, Equipment Services and Access Financial Solutions. Each segment responds to different market place factors.

Demand for access equipment remains strong, driven by improvements in the construction market, rental utilization rates, and rental fleet replacement. In addition to the improvements in rental utilization rates, other factors that drive demand for parts and services are trending favorably as we are observing growing demand for remanufactured, reconditioned and refurbished equipment as an equipment life cycle extension and a limited servicing capability currently available in the marketplace. Also, the outlook for capital equipment financing is improving and accordingly, we expect stable operations in our Access Financial Solutions segment as we continue to reap the benefits of our vendor relationships in North America and focus on developing similar relationships in Europe. With these favorable demand factors, we achieved record first quarter revenues of $306.7 million, a $93.1 million, or 43.6% increase over the first quarter of fiscal 2004. However, we also faced major challenges that affected results. Higher raw material costs, freight and expediting expenses related to increased volume, and manufacturing inefficiencies associated with component shortages were only partially offset by price increases and surcharges, productivity improvements and synergy savings. As a result, our gross profit margin decreased to 8.4% for the first quarter of fiscal 2005 compared to 17.9% for the first quarter of fiscal 2004, our operating margin decreased from 4.6% in the first quarter of fiscal 2004 to (2.7%) and we recorded a net loss of $8.7 million, or $0.20 per diluted share, compared to net income of $0.5 million, or $0.01 per diluted share, a year ago.

Our near term focus is on how we respond to increasing raw material costs, specifically steel, in the face of our customers’ expectations of prices and how we overcome supplier constraints. Although we achieved significant cost reductions and integration synergies last year, the price increases we implemented did not cover the higher cost of steel and associated variances. Therefore, we are compelled to pass through additional price increases to our customers to offset these rising costs. We are implementing an effective 6% price increase in January 2005 in the form of an increased steel surcharge, base price increases and reductions in customer discounts. Every shipment after December 31, 2004 will be subject to the new pricing, including orders currently in the backlog.

In the discussion and analysis of financial condition and results of operations that follows, we attempt to list contributing factors in order of significance to the point being addressed.

Results for the First Quarters of Fiscal 2005 and 2004

We reported a net loss of $8.7 million, or $0.20 per share on a diluted basis, for the first quarter of fiscal 2005, compared to net income of $0.5 million, or $0.01 per share on a diluted basis, for the first quarter of fiscal 2004. Earnings for the first quarter of fiscal 2005 included $1.9 million of integration expenses related to our acquisition of the OmniQuip business unit (“OmniQuip”) of Textron Inc. compared to $3.9 million for the first quarter of fiscal 2004. Certain of these charges are included in cost of sales and others are included in selling, administrative and product development expenses. In addition, earnings for the first quarter of fiscal 2005 included favorable currency adjustments of $2.3 million compared to favorable currency adjustments of $0.1 million for the first quarter of fiscal 2004.

Our revenues for the first quarter of fiscal 2005 were $306.7 million, up 43.6% from the $213.6 million in the comparable year-ago period. The following tables outline our revenues by segment, products and geography (in thousands) for the quarter ended:

	October 31,
	2004	2003
Segment:
Machinery	$252,532	$168,958
Equipment Services	51,350	40,815
Access Financial Solutions (a)	2,779	3,812

	$306,661	$213,585

Products:
Aerial work platforms	$124,523	$89,260
Telehandlers	119,668	72,008
Excavators	8,341	7,690
After-sales service and support, including parts sales, and used and reconditioned equipment sales	49,599	39,434
Financial products (a)	2,660	3,676
Rentals	1,870	1,517

	$306,661	$213,585

Geographic:
United States	$238,733	$171,671
Europe	36,863	23,951
Other	31,065	17,963

	$306,661	$213,585

(a)	Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The increase in Machinery segment revenues from $169 million to $252.5 million, or 49.5%, was principally due to higher telehandler and aerial work platforms sales in North America, Europe, Australia and South America primarily resulting from general economic improvements in North America reflecting positive trends in construction spending, capacity utilization and consumer confidence. In addition, the European economy is showing continued improvement, although lagging the North American economic recovery.

The increase in Equipment Services segment revenues from $40.8 million to $51.4 million, or 25.8%, was due to increased service parts sales as a result of our customers’ fleets aging and increased utilization of fleet equipment, an increase in sales of replacement parts for our competing manufacturers’ equipment and higher rental fleet and rebuild sales as a result of improved market conditions and increased demand for used equipment.

The decrease in Access Financial Solutions segment revenues from $3.8 million to $2.8 million, or 27.1%, was principally attributable to a decrease in our portfolio as we transition more customers to our limited recourse financing arrangements originated through “private label” finance companies. While we had decreased interest income attributable to our pledged finance receivables, we also had a corresponding decrease in our limited recourse debt. This resulted in $0.6 million less of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, payments to monetization purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.

Our domestic revenues for the first quarter of fiscal 2005 were $238.7 million, up 39.1% from the comparable year-ago period revenues of $171.7 million. The increase in our domestic revenues was principally due to increased sales of telehandlers, aerial work platforms and parts as a result of general economic improvements in North America. Revenues generated from sales outside the United States for the first quarter of fiscal 2005 were $67.9 million, up 62.1% from the comparable year-ago period revenues of $41.9 million. The increase in our revenues generated from sales outside the United States was primarily attributable to improved market conditions resulting in increased sales of aerial work platforms and telehandlers in Europe, Australia and South America.

Our gross profit margin was 8.4% for the first quarter of fiscal 2005 compared to the prior year quarter’s 17.9%. The decrease was primarily attributable to lower margins in our Machinery and Access Financial Solutions segments, offset in part by higher margins in our Equipment Services segment.

The gross profit margin of our Machinery segment was 2.1% for the first quarter of fiscal 2005 compared to 13.2% for the first quarter of fiscal 2004. The decrease was primarily due to an increase in market prices of raw materials, such as steel and energy, capitalized variances carried into the quarter and continued manufacturing inefficiencies resulting from capacity constraints in the supply base. The decrease in our gross profit margin was partially offset by cost reductions and integration synergies, price increases and surcharges, productivity improvements, the favorable impact of currency and lower OmniQuip integration expenses.

The gross profit margin of our Equipment Services segment was 34.7% for the first quarter of fiscal 2005 compared to 30% for the corresponding period in the prior year. The increase was primarily due to improved margins on used equipment sales reflecting increased demand for used equipment.

The gross profit margin of our Access Financial Solutions segment was 93% for the first quarter of fiscal 2005 compared to 95.9% for the corresponding period in the prior year. The decrease was primarily due to a decrease in financial product revenues as a percentage of total segment revenues as we transition more customers to our limited recourse arrangements originated through “private label” finance companies. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses increased $5.5 million in the first quarter of fiscal 2005 compared to the prior year first quarter, but as a percentage of revenues decreased to 11.1% for the first quarter of fiscal 2005 compared to 13.3% for the prior year first quarter. The following table summarizes the increase or (decrease) by category in selling, administrative and product development expenses for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 (in millions):

Salaries and related benefits	$2.6
Consulting and legal costs	1.6
Accelerated vesting of restricted stock awards	1.0
Delta Manlift SAS (“Delta”) acquisition	0.9
Product development	0.7
Profit sharing	(1.3)
OmniQuip integration expenses	(0.3)
Other	0.3

$5.5

Our Machinery segment’s selling, administrative and product development expenses increased $2.9 million due primarily to the addition of Delta, higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs, an increase in product development expenses related to our North American and European telehandler products, an increase in bonus expense due to a reclassification between segments and increased OmniQuip integration expenses. Partially offsetting these effects was a decrease in our calendar year profit sharing expense.

Our Equipment Services segment’s selling and administrative expenses increased $0.9 million due primarily to expenses associated with our ServicePlus initiative which we launched during the fourth quarter of fiscal 2004 and higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs.

Our Access Financial Solutions segment’s selling and administrative expenses decreased $0.4 million due primarily to a decrease in bad debt provisions as a result of the lower reserve needed due to a decrease in outstanding pledged finance receivables.

Our general corporate selling, administrative and product development expenses increased $2.1 million due primarily to higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs, costs associated with the accelerated vesting of restricted stock awards in October 2004 triggered by our share price appreciation and increased bad debt provisions for specific reserves related to certain European customers. Partially offsetting these effects were a decrease in bonus expense primarily due to a reclassification between segments and a decrease in management bonus expense and a decrease in OmniQuip integration expenses.

The decrease in interest expense of $0.9 million for the first quarter of fiscal 2005 was primarily due to decreased interest expense associated with our limited recourse and non-recourse monetizations as a result of a decrease in our limited recourse debt.

Our miscellaneous income (deductions) category included currency gains of $2.3 million in the first quarter of fiscal 2005 compared to $0.1 million in the corresponding prior year period. The change in currency for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was primarily attributable to the weakening of the U. S. dollar against the Euro, British pound and the Australian dollar, partially offset by the unfavorable impact of unrealized forward exchange contracts. We enter into certain foreign currency contracts, principally forward contracts, to manage some of our foreign exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sale of our products will be affected by changes in exchange rates. We do not designate our forward exchange contracts as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as a result we recognize the mark-to-market gain or loss on these contracts in earnings.

For additional information related to our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Our effective tax rate for the first quarter of fiscal 2005 was 37.2% compared to 35.6% for the first quarter of fiscal 2004. The increase in our effective tax rate was primarily attributable to non-deductible compensation related to the accelerated vesting of restricted stock awards triggered by our share price appreciation.

We estimate the effective tax rate expected to be applicable for the full fiscal year for each interim reporting period. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of significant unusual items is reflected in the period in which they occur. If the estimates and related assumptions used to calculate the effective tax rate change in the future, we may be required to adjust our effective rate which could change income tax expense.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which our earnings and/or deductions are realized may differ from current estimates.

The American Job Creation Act of 2004 (the “Act”) was enacted on October 22, 2004. Among other things, the Act repeals an export incentive and creates a new deduction for qualified domestic manufacturing activities. We are in the process of evaluating the potential impact of this legislation.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles (“GAAP”) requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment, estimation, or complexity than other accounting policies.

Allowance for Doubtful Accounts and Reserves for Receivables: We evaluate the collectibility of receivables based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additional reserves are established based upon our perception of the quality of the current receivables, the current financial position of our customers and past experience of collectibility. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

Income Taxes: We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Condensed Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We evaluate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. The carrying value of the net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefits of such assets. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our Condensed Consolidated Statements of Income. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities, and tax planning strategies in making the assessment. We evaluate the ability to realize the deferred tax assets and assess the need for additional valuation allowances quarterly. In addition, we are subject to income tax laws in many countries and judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of these future tax consequences, tax audits, and changes in regulatory tax laws and rates could materially impact our financial statements.

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

Guarantees of the Indebtedness of Others: We enter into agreements with finance companies whereby our equipment is sold to a finance company, which, in turn, sells or leases it to a customer. In some instances, we retain a liability in the event the customer defaults on the financing. Under certain terms and conditions where we are aware of a customer’s inability to meet its financial obligations, we establish a specific reserve against the liability. Additional reserves have been established related to these guarantees based upon the current financial position of these customers and based on estimates and judgments made from information available at that time. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. Although we may be liable for the entire amount of the customer’s financial obligation under guarantees, our losses would be mitigated by the value of the underlying collateral, JLG equipment.

In addition, we monetize a substantial portion of the receivables originated by AFS through an ongoing program of syndications, limited recourse financings and other monetization transactions. In connection with some of these monetization transactions, we have a loss exposure associated with our pledged finance receivables related to possible defaults by the obligors under the terms of the contracts, which comprise these finance receivables. Allowances have been established related to these monetization transactions based upon the current financial position of these customers and based on estimates and judgments made from information available at that time. If the financial condition of these obligors were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. We discuss our guarantee agreements in Note 9 of the Notes to Condensed Consolidated Financial Statements of this report.

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

Restructuring and Restructuring-Related: These charges and related reserves and accruals reflect estimates, including those pertaining to separation costs, settlements of contractual obligations, and asset valuations. We reassess the reserve requirements to complete each individual plan within the program at the end of each reporting period or as conditions change. Actual experience has been and may continue to be different from the estimates used to establish the reserves.

Revenue Recognition: Sales of non-military equipment and service parts are unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are “free-on-board” shipping point (FOB shipping point). However, certain sales, including our All-Terrain Lifter, Army System (“ATLAS”) brand of military telehandler products, may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the equipment and risk of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer, and we have no further obligations under the order other than customary post-sales support activities. During the first three months of fiscal 2005, less than 2% of our sales were invoiced and the revenue recognized prior to customers taking physical possession. In the instances that our shipping terms are “shipping point destination,” revenue is recorded at the time the goods reach our customers.

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

We ship equipment on a limited basis to certain customers on consignment, which under GAAP allows recognition of the revenues only upon final sale of the equipment by the consignee. At October 31, 2004, we had $3.7 million of inventory on consignment.

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

Additional information regarding our critical accounting policies is in Note 1 of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended July 31, 2004.

Financial Condition

Cash generated from operating activities was $35.6 million for the first three months of fiscal 2005 compared to cash used in operating activities of $33.0 million in the comparable period of fiscal 2004. The increase in cash generated from operations primarily resulted from a decrease in trade receivables resulting from strong collections during the first quarter of 2005 due to a focused effort on improving collection processes and procedures and the collection of a large customer receivable at the end of the quarter, and an increase in accounts payable largely resulting from higher production levels. Partially offsetting these effects were higher inventory levels to support the increased business activity and inefficiencies associated with component shortages.

Investing activities during the first three months of fiscal 2005 used $8.8 million of cash compared to $100.2 million used for the first three months of fiscal 2004. The decrease in cash usage was principally due to the acquisition of OmniQuip that was completed during the first quarter of fiscal 2004.

Financing activities provided cash of $4.8 million for the first three months of fiscal 2005 compared to $11.1 million for the first three months of fiscal 2004. The decrease in cash provided by financing activities was largely attributable to no monetizations of our finance receivables during the first quarter of fiscal 2005 compared to $10.9 million during the first quarter of fiscal 2004 which was the result of prior monetizations which reduced the marketability of our remaining portfolio and the new program agreements we commenced in fiscal 2004. Partially offsetting the decrease in cash provided by financing activities was the proceeds from the exercise of stock options during the first quarter of fiscal 2005.

Due to our seasonality of sales, during certain periods we may generate negative cash flows from operations despite reporting profits. Generally, this may occur in periods in which we are building inventory levels in anticipation of sales during peak periods as well as other uses of working capital related to payment terms associated with trade receivables or other sale arrangements.

The following table provides a summary of our contractual obligations (in thousands) at October 31, 2004:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short and long-term debt (a)	$303,876	$1,788	$2,156	$124,710	$175,222
Limited recourse debt (b)	85,733	26,725	52,721	6,269	18
Operating leases (c)	30,273	6,568	14,050	4,346	5,309

Total contractual obligations (d)	$419,882	$35,081	$68,927	$135,325	$180,549

(a)	Includes our two note issues and indebtedness under our bank credit facilities.

(b)	Our limited recourse debt is the result of the sale of finance receivables through limited recourse monetization transactions.

(c)	In accordance with SFAS No. 13, “Accounting for Leases,” operating lease obligations are not reflected in the balance sheet.

(d)	We anticipate that funding of our pension and postretirement benefit plans in fiscal 2005 will approximate $3.4 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not presented estimated pension and postretirement funding in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.

The following table provides a summary of our other commercial commitments (in thousands) at October 31, 2004:

		Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			Over 5
	Committed	1 Year	1-3 Years	4-5 Years	Years
Standby letters of credit	$10,067	$10,067	$—	$—	$—
Guarantees (a)	102,059	2,553	44,320	30,266	24,920

Total commercial commitments	$112,126	$12,620	$44,320	$30,266	$24,920

(a)	We discuss our guarantee agreements in Note 9 of Notes to Condensed Consolidated Financial Statements of this report.

On August 1, 2003, we completed our acquisition of OmniQuip, which includes all operations relating to the Sky Trak and Lull brand telehandler products. As a result of the OmniQuip acquisition, we anticipate funding approximately $45.9 million in integration expenses over a four-year period with cash generated from operations and borrowings under our credit facilities.

Our principle sources of liquidity for the next twelve months will be cash generated from operations and borrowings under our credit facilities. Availability of funds under our credit facilities and monetizations of finance receivables depend on a variety of factors described below. As of October 31, 2004, we had an unused credit commitment totaling $190 million.

We have a three-year $175 million senior secured revolving credit facility that expires September 2006 and a pari passu, one-year $15 million cash management facility that expires September 23, 2005. Both facilities are secured by a lien on substantially all of our domestic assets excluding property, plant and equipment. Availability of credit requires compliance with financial and other covenants, including a requirement that we maintain (i) leverage ratios during fiscal 2005 of Net Funded Debt to EBITDA measured on a rolling four quarters and Net Funded Senior Debt to EBITDA measured on a rolling four quarters not to exceed 5.00 to 1.00 and 2.00 to 1.00, respectively, (ii) a fixed charge coverage ratio of not less than 1.75 to 1.00 through October 31, 2004 and 2.00 to 1.00 through July 31, 2005, and (iii) a Tangible Net Worth of at least $194 million, plus 50% of Consolidated Net Income on a cumulative basis for each preceding fiscal quarter, commencing with the quarter ended July 31, 2003. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and 70% of various categories of domestic inventory. Accordingly, credit available to us under these facilities will vary with seasonal and other changes in the borrowing base and leverage ratios. We do not expect to have full availability of the stated maximum amount of credit at all times. However, based on our current business plan, we expect to have sufficient credit availability that combined with cash to be generated from operations will meet our expected seasonal requirements for working capital and planned capital and integration expenditures for fiscal 2005.

With the commencement of our Access Financial Solutions segment in fiscal 2002, we initially relied on cash generated from operations and borrowings under our credit facilities to fund our originations of customer finance receivables. Through this approach, we generated a diverse portfolio of financial assets which we seasoned and began to monetize principally through limited recourse syndications. Our ability to continue originations of finance receivables to be held by us as financial assets depends on the availability of monetizations, which, in turn, depends on the credit quality of our customers, the degree of credit enhancement or recourse that we are able to offer, and market demand among third-party financial institutions for our finance receivables. During the first three months of fiscal 2005 and all of fiscal 2004, we monetized $0 and $13.4 million, respectively, in finance receivables through syndications. Although monetizations generate cash, under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the monetized portion of our finance receivables portfolio remains recorded on our balance sheet as limited recourse debt.

We expect that our originations and monetizations of finance receivables will continue and that our limited recourse debt balance will continue to decline. In September 2003, we entered into a program agreement with General Electric Capital Corporation (“GECC”) to provide “private label” financing solutions for our customers in North America and, in March 2004, we entered into an Operating Agreement with GECC to provide financing solutions for our customers in Europe. In addition, in April, June and July 2004, we entered into additional program agreements with other finance companies to provide “private label” financing solutions for our customers in the United States and Canada. The terms of these additional agreements are similar to those under the GECC agreements. Under all of these agreements, our customers will continue to have direct interaction with our Access Financial Solutions personnel, but with the finance companies providing direct funding for transactions that meet agreed credit criteria subject to limited recourse to us. Transactions funded by the finance companies will not be held by us as financial assets, and therefore their subsequent monetization will not be recorded on our balance sheet as limited recourse debt. Transactions not funded by the finance companies may still be funded by us to the extent of our liquidity sources and subsequently monetized or they may be funded directly by other credit providers. During the first three months of fiscal 2005 and all of fiscal 2004, $7.2 million and $21.2 million, respectively, of sales to our customers were funded through these finance companies.

As discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements of this report, we are a party to multiple agreements whereby we guarantee $102.1 million in indebtedness of others. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. Also as discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements, our future results of operations, financial condition and liquidity may be affected to the extent that our ultimate exposure with respect to product liability varies from current estimates. And as reported in Item 1 of Part II of this report, the SEC has commenced an informal inquiry relating to our accounting and financial reporting following our February 18, 2004 announcement that we would be restating our audited financial statements for the fiscal year ended July 31, 2003 and for the first fiscal quarter ended October 31, 2003. Although the SEC’s notification advised that the existence of the inquiry should not be construed as an expression or opinion of the SEC that any violation of law has occurred, nor should it reflect adversely on the character or reliability of any person or entity or on the merits of our securities, until this inquiry is resolved it may have an adverse effect on our ability to undertake additional financing or capital markets transactions.

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

We face major challenges relating to higher raw material costs, freight and expediting expenses related to increased volume, and manufacturing inefficiencies associated with component shortages.

Our near term focus is on how we respond to increasing raw material costs, specifically steel, in the face of our customers’ expectations of prices and how we overcome supplier constraints. Although we achieved significant cost reductions and integration synergies last year, the price increases we implemented did not cover the higher cost of steel and associated variances. Therefore, we are compelled to pass through additional price increases to our customers to offset these rising costs. We are implementing an effective 6% price increase in January 2005 in the form of an increased steel surcharge, base price increases and reductions in customer discounts. Every shipment after December 31, 2004 will be subject to the new pricing, including orders currently in the backlog.

Despite the volatility of steel pricing and component shortages, we maintain optimism for the year. Order patterns remain strong and our customers indicate a continued need for new equipment. Therefore, we are reaffirming our previous estimate of revenue growth of 10% to 25% for fiscal 2005. We are also targeting earnings per share in the range of $1.00 to $1.15 for fiscal 2005. This represents a significant improvement over fiscal 2004 and assumes stability in commodity prices and improved supplier deliveries as capacity investments are realized.

Our second quarter will continue to be challenged by these issues but will be mitigated by a reduced amount of capitalized variances entering the quarter and the price increases effective in January 2005. We expect the second half of our fiscal year, our seasonally strongest, to see the full benefits of the price increases, reduced supplier shortages and therefore improved manufacturing efficiencies and the favorable impact of our current cost reduction activities.

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

In July 2003, we entered into a $62.5 million fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 1/4% in order to mitigate our interest rate exposure. The basis of the variable rate paid is the London Interbank Offered Rate (LIBOR) plus 5.15%. During fiscal 2003, we terminated our $87.5 million notional fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% that we entered into during June 2002, which resulted in a deferred gain of $6.2 million. This $6.2 million deferred gain will offset interest expense over the remaining life of the debt. At October 31, 2004, we had $132.5 million of interest rate swap agreements outstanding. These swap agreements are designated as hedges of the fixed-rate borrowings which are outstanding and are structured as perfect hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Total interest bearing liabilities at October 31, 2004 consisted of $126.0 million in variable-rate borrowing and $263.6 million in fixed-rate borrowing. At the current level of variable-rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $0.9 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed-rate debt.

We do not have a material exposure to financial risk from using derivative financial instruments to manage our foreign currency exposures. For additional information, we refer you to Item 7 in our annual report on Form 10-K for the fiscal year ended July 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

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

Internal Controls

We maintain a system of internal controls over financial reporting. Under Section 404 of the Sarbanes-Oxley Act, we will be required to include in our fiscal 2005 annual report on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting as of July 31, 2005. As a result, we have been reviewing our internal control over financial reporting, improving the related documentation, identifying and remediating any deficiencies that arise and developing and implementing a testing process to assess effectiveness. Notwithstanding this ongoing effort, there have been no significant changes in our internal controls during the first quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
JLG Industries, Inc.

We have reviewed the condensed consolidated balance sheet of JLG Industries, Inc. as of October 31, 2004, and the related condensed consolidated statements of income for the three-month periods ended October 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the three-month periods ended October 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of JLG Industries, Inc. as of July 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated September 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Baltimore, Maryland
November 11, 2004

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

We make provisions relating to probable product liability claims. For information relative to product liability claims, see Note 9 of the Notes to Condensed Consolidated Financial Statements, Item 1 of Part I of this report.

ITEMS 2 and 3

None/not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on November 18, 2004. We solicited proxies for the election of eight directors and for ratification of the appointment of Ernst & Young LLP as our independent auditors for the 2005 fiscal year. Of the 44,022,835 shares of capital stock outstanding on the record date, 37,641,513, or 85.5%, were voted in person or by proxy at the meeting date.

The tabulated results are set forth below:

Election of directors

	For	Against
R. V. Armes	37,070,109	571,404
W. M. Lasky	36,894,818	746,695
J. A. Mezera	36,714,685	926,828
D. L. Pugh	37,037,445	604,068
S. Rabinowitz	37,002,018	639,495
R. C. Stark	36,887,935	753,578
T. C. Wajnert	37,147,280	494,233
C. O. Wood, III	36,749,989	891,524

Ratification of the appointment of Ernst & Young LLP as independent auditors for the 2005 fiscal year.

For	Against	Abstain
36,705,331	900,079	36,103

ITEM 5 – OTHER INFORMATION

Our independent auditor, Ernst & Young LLP (“E&Y”), has recently advised the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and our Audit Committee of the Board of Directors that it has identified potential independence issues at approximately 100 of its audit clients related to providing prohibited services in China. As it relates to us, these services involve performing certain non-audit work by E&Y’s China affiliate for our China representative office. During calendar 2002 and 2003, E&Y assisted in preparing and filing certain business and individual tax returns. In connection with the performance of these tax return preparation services, E&Y’s China affiliate held tax funds totaling approximately $5,000 which were used to make applicable tax payments to the Chinese tax authorities in such periods. All services ceased in February 2003. E&Y’s China affiliate received fees for these tax return preparation and payment services of approximately $7,500.

Our Audit Committee and E&Y have discussed E&Y’s independence with respect to us in light of the foregoing facts. E&Y has informed the Audit Committee that it does not believe that the holding and paying of these funds impaired E&Y’s independence with respect to the audit of our consolidated financial statements. E&Y has informed the Audit Committee that it is unaware of any similar instance in which E&Y has held custody of our funds. E&Y has issued its Independence Standards Board Standard No. 1 letter dated September 22, 2004 to the Audit Committee concluding that in E&Y’s opinion it is independent with respect to us within the meaning of the federal securities laws and applicable regulations.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:

12	Statement Regarding Computation of Ratios

15	Letter re: Unaudited Interim Financial Information

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99	Cautionary Statements Pursuant to the Securities Litigation Reform Act

(b)	We furnished a Current Report on Form 8-K on September 24, 2004, which included our Press Releases dated September 23, 2004. The item reported on such Form 8-K was Item 7.01. (Regulation FD Disclosure).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JLG INDUSTRIES, INC.
(Registrant)

Date: November 23, 2004	/s/ James H. Woodward, Jr.

James H. Woodward, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 23, 2004	/s/ John W. Cook

John W. Cook
Chief Accounting Officer
(Chief Accounting Officer)