Form 10-Q
period 2005-01-30
JLG INDUSTRIES INC
filed 2005-03-01
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended January 30, 2005

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 19342

For the transition period from __________ to

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

The number of shares of capital stock outstanding as of February 24, 2005 was 44,710,049.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 30,	January 25,	January 30,	January 25,
	2005	2004	2005	2004
Revenues
Net sales	$347,947	$230,539	$650,078	$438,931
Financial products	3,056	3,442	5,716	7,118
Rentals	2,431	2,549	4,301	4,066

	353,434	236,530	660,095	450,115

Cost of sales	299,462	193,083	580,428	368,402

Gross profit	53,972	43,447	79,667	81,713

Selling and administrative expenses	30,810	28,349	58,932	52,065
Product development expenses	5,555	4,435	11,463	9,208
Restructuring charges	—	—	—	11

Income from operations	17,607	10,663	9,272	20,429

Interest expense	(8,322)	(9,548)	(17,318)	(19,424)
Miscellaneous, net	2,546	2,340	5,978	3,280

Income (loss) before taxes	11,831	3,455	(2,068)	4,285
Income tax provision (benefit)	4,347	1,297	(823)	1,594

Net income (loss)	$7,484	$2,158	($1,245)	$2,691

Earnings (loss) per common share	$.17	$.05	($.03)	$.06

Earnings (loss) per common share – assuming dilution	$.17	$.05	($.03)	$.06

Cash dividends per share	$.005	$.005	$.01	$.01

Weighted average shares outstanding	43,798	42,791	43,762	42,725

Weighted average shares outstanding – assuming dilution	44,988	44,152	43,762	43,865

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 30,	July 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,305	$37,656
Trade accounts and finance receivables — net	354,350	400,597
Inventories	182,606	154,405
Other current assets	47,466	41,058

Total current assets	608,727	633,716
Property, plant and equipment – net	82,387	91,504
Equipment held for rental – net	23,163	21,190
Finance receivables, less current portion	36,992	33,747
Pledged finance receivables, less current portion	50,372	86,559
Goodwill	63,165	62,885
Intangible assets – net	33,848	35,240
Other assets	80,420	62,603

	$979,074	$1,027,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$3,744	$1,729
Current portion of limited recourse debt from finance receivables monetizations	26,660	32,585
Accounts payable	139,742	139,990
Accrued expenses	97,795	118,860

Total current liabilities	267,941	293,164
Long-term debt, less current portion	302,189	300,011
Limited recourse debt from finance receivables monetizations, less current portion	50,941	89,209
Accrued post-retirement benefits	30,423	29,666
Other long-term liabilities	23,536	20,542
Provisions for contingencies	19,298	13,582
Shareholders’ equity
Capital stock:
Authorized shares: 100,000 at $.20 par
Issued and outstanding shares: 44,700; fiscal 2004 – 43,903	8,940	8,781
Additional paid-in capital	37,087	29,571
Retained earnings	252,579	254,268
Unearned compensation	(3,433)	(5,333)
Accumulated other comprehensive loss	(10,427)	(6,017)

Total shareholders’ equity	284,746	281,270

	$979,074	$1,027,444

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Capital Stock		Paid-in	Retained	Unearned	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Compensation	Loss	Equity
Balances at July 31, 2003	43,367	$8,673	$23,597	$228,490	$(5,428)	$(7,618)	$247,714
Comprehensive income:
Net income				2,691
Aggregate translation adjustment						(517)
Total comprehensive income							2,174
Dividends paid: $.01 per share				(435)			(435)
Shares issued under incentive plan	191	39	1,128		(271)		896
Amortization of unearned compensation					1,903		1,903

Balances at January 25, 2004	43,558	$8,712	$24,725	$230,746	$(3,796)	$(8,135)	$252,252

						Accumulated
			Additional			Other	Total
	Capital Stock		Paid-in	Retained	Unearned	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Compensation	Loss	Equity
Balances at July 31, 2004	43,903	$8,781	$29,571	$254,268	$(5,333)	$(6,017)	$281,270
Comprehensive loss:
Net loss				(1,245)
Aggregate translation adjustment						(4,410)
Total comprehensive loss							(5,655)
Dividends paid: $.01 per share				(444)			(444)
Shares issued under incentive plan	797	159	6,509		(306)		6,362
Tax benefit related to exercise of nonqualified stock options			1,007				1,007
Amortization of unearned compensation					2,206		2,206

Balances at January 30, 2005	44,700	$8,940	$37,087	$252,579	$(3,433)	$(10,427)	$284,746

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	January 30,	January 25,
	2005	2004
OPERATIONS
Net (loss) income	($1,245)	$2,691
Adjustments to reconcile net (loss) income to cash flow from operating activities:
Loss on sale of property, plant and equipment	142	53
(Gain) loss on sale of equipment held for rental	(6,634)	1,364
Non-cash charges and credits:
Depreciation and amortization	14,046	13,252
Other	6,714	12,202
Changes in selected working capital items:
Accounts receivable	32,558	(26,803)
Inventories	(28,126)	10,181
Accounts payable	(279)	(10,203)
Other operating assets and liabilities	(14,900)	(4,245)
Changes in finance receivables	(1,526)	2,825
Changes in pledged finance receivables	474	(16,627)
Changes in other assets and liabilities	(14,067)	(4,761)

Cash flow from operating activities	(12,843)	(20,071)

INVESTMENTS
Purchases of property, plant and equipment	(4,967)	(6,430)
Proceeds from the sale of property, plant and equipment	162	90
Purchases of equipment held for rental	(18,940)	(11,952)
Proceeds from the sale of equipment held for rental	20,187	4,698
Cash portion of acquisitions	(105)	(95,371)
Other	(102)	(147)

Cash flow from investing activities	(3,765)	(109,112)

FINANCING
Net increase in short-term debt	2,013	58
Issuance of long-term debt	130,054	99,000
Repayment of long-term debt	(130,232)	(99,205)
Issuance of limited recourse debt	—	13,979
Repayment of limited recourse debt	—	(253)
Payment of dividends	(444)	(434)
Exercise of stock options	6,362	896

Cash flow from financing activities	7,753	14,041

CURRENCY ADJUSTMENTS
Effect of exchange rate changes on cash	(4,496)	458

CASH AND CASH EQUIVALENTS
Net change in cash and cash equivalents	(13,351)	(114,684)
Beginning balance	37,656	132,809

Ending balance	$24,305	$18,125

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 30, 2005
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

Interim results for the six-month period ended January 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended July 31, 2004.

We operate on a 5-4-4 week quarter with our fiscal year and fourth quarter ending on July 31. Our first quarter ends on the Sunday closest to October 31 that either coincides with or precedes that date. Our second and third quarters end 13 and 26 weeks following the end of the first quarter. Our first two quarters of fiscal 2005 ended on January 30, 2005 and October 31, 2004 as compared to January 25, 2004 and October 26, 2003 for fiscal 2004. For presentation purposes, we use three and six months to describe one fiscal quarter and two fiscal quarters, respectively.

Where appropriate, we have reclassified certain amounts in fiscal 2004 to conform to the fiscal 2005 presentation.

Stock-Based Incentive Plan

At January 30, 2005, we have a stock-based compensation plan covering both employees and directors. We account for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under this opinion, we do not recognize compensation expense arising from such grants because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for each of the periods ended January 30, 2005 and January 25, 2004:

	Three Months Ended		Six Months Ended
	January 30,	January 25,	January 30,	January 25,
	2005	2004	2005	2004
Net income (loss), as reported	$7,484	$2,158	($1,245)	$2,691
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	529	703	1,106	1,444

Pro forma net income (loss)	$6,955	$1,455	($2,351)	$1,247

Earnings (loss) per share:
Earnings (loss) per common share – as reported	$.17	$.05	($.03)	$.06

Earnings (loss) per common share – pro forma	$.16	$.03	($.05)	$.03

Earnings (loss) per common share – assuming dilution – as reported	$.17	$.05	($.03)	$.06

Earnings (loss) per common share – assuming dilution – pro forma	$.15	$.03	($.05)	$.03

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costing. We are required to adopt the provisions of SFAS 151, on a prospective basis, as of August 1, 2005. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those amounts, if abnormal, be recognized as expenses in the period incurred. In addition, SFAS 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities. We have not yet determined what effect SFAS 151 will have on our earnings and financial position when adopted.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R will require us to expense share-based payments, including employee stock options, based on their fair value. We are required to adopt the provisions of SFAS No. 123R effective as of the beginning of our first quarter of fiscal 2006. SFAS No. 123R provides alternative methods of adoption, which include prospective application and a modified retroactive application. We are currently evaluating the financial impact, including the available alternatives of adoption, of SFAS No. 123R.

NOTE 3 – INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year. Therefore, interim LIFO inventory valuation determinations, including the determination at January 30, 2005, must necessarily be based on our estimate of expected fiscal year-end inventory levels and costs. The cost of United States inventories is based primarily on the LIFO (last-in, first-out) method. All other inventories are based on the FIFO (first-in, first-out) method.

Inventories consist of the following:

	January 30,	July 31,
	2005	2004
Finished goods	$88,276	$66,586
Raw materials and work in process	100,963	93,695

	189,239	160,281
Adjustment to LIFO basis	6,633	5,876

	$182,606	$154,405

The cost of inventories stated under the LIFO method was 61% and 62% at January 30, 2005 and July 31, 2004, respectively, of our total inventory.

NOTE 4 – TRADE ACCOUNTS AND FINANCE RECEIVABLES

Trade accounts and finance receivables consist of the following:

	January 30,	July 31,
	2005	2004
Trade accounts receivable	$334,596	$370,633
Finance receivables	4,796	7,270
Pledged finance receivables	26,020	34,500

	365,412	412,403
Less allowance for doubtful accounts and provisions for losses	11,062	11,806

	$354,350	$400,597

NOTE 5 – OTHER ASSETS
Other assets consist of the following:

	January 30,	July 31,
	2005	2004
Customer notes receivable and other investments	$37,803	$25,655
Future income tax benefits	28,182	26,363
Deferred finance charges	12,158	13,902
Other	9,252	2,983

	87,395	68,903
Less allowance for notes receivable	6,975	6,300

	$80,420	$62,603

Notes receivable and other investments are with customers or customer affiliates and include restructuring of accounts and finance receivables as well as assisting our customers in their financing efforts. As of January 30, 2005 and July 31, 2004, approximately 77% and 73%, respectively, of our current and long-term notes receivable and other investments were due from three parties. We routinely evaluate the creditworthiness of our customers and provide reserves if required under the circumstances. Certain of the notes receivables are collateralized by a security interest in the underlying assets, other assets owned by the debtor and/or personal guarantees. If the financial condition of our customers were to deteriorate or we do not realize the full amount of any anticipated proceeds from the sale of the equipment supporting our customers’ financial obligations to us, we may incur losses in excess of our reserves.

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

NOTE 6 – PRODUCT WARRANTY

This table presents our reconciliation of accrued product warranty during the period from August 1, 2004 to January 30, 2005:

Balance as of August 1, 2004	$11,829
Payments	(5,921)
Accruals	6,592

Balance as of January 30, 2005	$12,500

NOTE 7 – BASIC AND DILUTED EARNINGS PER SHARE

This table presents our computation of basic and diluted earnings per share for each of the periods ended January 30, 2005 and January 25, 2004:

	Three Months Ended		Six Months Ended
	January 30,	January 25,	January 30,	January 25,
	2005	2004	2005	2004
Net income (loss)	$7,484	$2,158	($1,245)	$2,691

Denominator for basic earnings (loss) per share — weighted average shares	43,798	42,791	43,762	42,725
Effect of dilutive securities – employee stock options and unvested restricted shares	1,190	1,361	—	1,140

Denominator for diluted earnings (loss) per share — weighted average shares adjusted for dilutive securities	44,988	44,152	43,762	43,865

Earnings (loss) per common share	$.17	$.05	($.03)	$.06

Earnings (loss) per common share – assuming dilution	$.17	$.05	($.03)	$.06

During the quarter ended January 30, 2005, options to purchase 0.4 million shares of capital stock at a range of $19.06 to $21.94 per share were not included in the computation of diluted earnings per share because exercise prices for the options were more than the average market price of the capital stock.

NOTE 8 – SEGMENT INFORMATION

We operate through three segments – Machinery, Equipment Services and Access Financial Solutions. The Machinery segment designs, manufactures and sells aerial work platforms, telehandlers, telescoping hydraulic excavators and trailers as well as an array of complementary accessories that increase the versatility and efficiency of these products for end-users. The Equipment Services segment provides after-sales service and support, including parts sales, equipment rentals, and used and remanufactured or reconditioned equipment sales. The Access Financial Solutions segment arranges equipment financing and leasing solutions for our customers primarily through third party financial institutions. We evaluate performance of the Machinery and Equipment Services segments and allocate resources based on operating profit before interest, miscellaneous income/expense and income taxes. We evaluate performance of the Access Financial Solutions segment and allocate resources based on its operating profit less interest expense. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Our business segment information consisted of the following for each of the periods ended January 30, 2005 and January 25, 2004:

	Three Months Ended		Six Months Ended
	January 30,	January 25,	January 30,	January 25,
	2005	2004	2005	2004
Revenues:
Machinery	$281,220	$192,266	$533,752	$361,224
Equipment Services	69,070	40,822	120,420	81,637
Access Financial Solutions	3,144	3,442	5,923	7,254

	$353,434	$236,530	$660,095	$450,115

Segment profit (loss):
Machinery	$9,533	$11,541	($3,807)	$18,134
Equipment Services	19,711	12,809	35,478	23,877
Access Financial Solutions	712	(273)	906	11
General corporate	(13,801)	(16,088)	(27,050)	(27,181)

Segment profit	16,155	7,989	5,527	14,841
Add Access Financial Solutions’ interest expense	1,452	2,674	3,745	5,588

Operating income	$17,607	$10,663	$9,272	$20,429

This table presents our business segment assets at:

	January 30,	July 31,
	2005	2004
Machinery	$707,715	$728,151
Equipment Services	54,371	39,394
Access Financial Solutions	119,226	191,183
General corporate	97,762	68,716

	$979,074	$1,027,444

We manufacture our products in the United States, Belgium and France and sell these products globally, but principally in North America, Europe, Australia and Latin America. No single foreign country is significant to the consolidated operations. Our revenues by geographic area consisted of the following for each of the periods ended January 30, 2005 and January 25, 2004:

	Three Months Ended		Six Months Ended
	January 30,	January 25,	January 30,	January 25,
	2005	2004	2005	2004
United States	$256,027	$177,542	$494,760	$349,213
Europe	56,819	40,286	93,682	64,237
Other	40,588	18,702	71,653	36,665

	$353,434	$236,530	$660,095	$450,115

NOTE 9 – EMPLOYEE RETIREMENT PLANS

Our components of pension expense were as follows for each of the periods ended January 30, 2005 and January 25, 2004:

	Three Months Ended		Six Months Ended
	January 30,	January 25,	January 30,	January 25,
	2005	2004	2005	2004
Service cost	$573	$515	$1,077	$1,028
Interest cost	743	498	1,249	998
Expected return	(294)	(222)	(587)	(443)
Amortization of prior service cost	73	64	137	128
Amortization of transition obligation	—	8	—	16
Amortization of net loss	67	145	134	289

	$1,162	$1,008	$2,010	$2,016

Our components of other postretirement benefits expense were as follows for each of the periods ended January 30, 2005 and January 25, 2004:

	Three Months Ended		Six Months Ended
	January 30,	January 25,	January 30,	January 25,
	2005	2004	2005	2004
Service cost	$344	$484	$770	$967
Interest cost	452	597	1,002	1,194
Amortization of prior service cost	(277)	(104)	(383)	(210)
Amortization of net loss	129	231	233	462

	$648	$1,208	$1,622	$2,413

As a result of changes made to the retiree contribution rates, we recognized a reduction of $0.3 million to our other postretirement benefits expense during the second quarter of fiscal 2005.

NOTE 10 – RESTRUCTURING COSTS

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

As part of our OmniQuip integration plan, we permanently closed five facilities of the acquired business and relocated that production into our existing facilities. Additionally, we reduced the employment and incurred costs associated with the involuntary termination benefits and relocation costs. These costs were incremental to our combined enterprise and were incurred as a direct result of our integration plan. Accrued liabilities associated with these integration activities include the following (in thousands, except headcount):

Planned Headcount Reduction:
Balance at August 1, 2004	18
Reductions during fiscal 2005	—

Balance at January 30, 2005	18

Involuntary Employee Termination Benefits:
Balance at August 1, 2004	$2,783
Costs incurred during fiscal 2005	(1,157)

Balance at January 30, 2005	$1,626

Facility Closure and Restructuring Costs:
Balance at August 1, 2004	$4,265
Costs incurred during fiscal 2005	—

Balance at January 30, 2005	$4,265

The remaining involuntary employee termination benefits accrual of $1.6 million relates to payments due to headcount reductions that have occurred and the 18 remaining planned headcount reductions.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

With respect to all product liability claims of which we are aware, we established accrued liabilities of $24.7 million and $21.9 million at January 30, 2005 and July 31, 2004, respectively. These amounts are included in accrued expenses and provisions for contingencies on our Condensed Consolidated Balance Sheets. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely that we would experience losses that are materially in excess of such reserve amounts. The provisions for self-insured losses are included within cost of sales in our Condensed Consolidated Statements of Income. As of January 30, 2005 and July 31, 2004, there were no insurance recoverables or offset implications and there were no claims by us being contested by insurers.

At January 30, 2005, we are a party to multiple agreements whereby we guarantee $98.6 million in indebtedness of others, including the $27.2 million maximum loss exposure associated with our pledged finance receivables. As of January 30, 2005, two customers owed approximately 30% of the guaranteed indebtedness. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying collateral and/or to make demand for reimbursement from other parties for any payments made by us under these agreements. At January 30, 2005, we had $4.8 million reserved related to these agreements, including a provision for losses of $2.0 million related to our pledged finance receivables. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves may be required. While we believe it is unlikely that we would experience losses under these agreements that are materially in excess of the amounts reserved, we can provide no assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations and, in the event that occurs, we can not guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of those reserved.

We have received notices of audit adjustments from the Pennsylvania Department of Revenue (“PA”) in connection with audits of our fiscal years 1999 through 2002. The adjustments proposed by PA consist of the disallowance of a royalty deduction taken in our income tax returns and the denial of the manufacturing exemption taken in our capital stock tax returns. We believe that PA has acted contrary to applicable law, and we are vigorously disputing its position. Should PA prevail in its disallowance of the royalty deduction and denial of the manufacturing exemption, it would result in a cash outflow and corresponding charge of approximately $10.8 million. Although unlikely, we believe that any such action would not occur until some time after calendar 2005.

There can be no assurance that unanticipated events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “believes,” “expects,” “plans” and similar terminology. These statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the following: (i) general economic and market conditions, including political and economic uncertainty in areas of the world where we do business; (ii) varying and seasonal levels of demand for our products and services; (iii) limitations on customer access to credit for purchases; (iv) credit risks from our financing of customer purchases; (v) interest and foreign currency exchange rates; and (vi) costs of raw materials and energy, as well as other risks as described in “Cautionary Statements Pursuant to the Securities Litigation Reform Act” which is an exhibit to this report. We undertake no obligation to publicly update or revise any forward-looking statements.

Overview

We operate through three business segments: Machinery, Equipment Services and Access Financial Solutions. Our Machinery segment designs, manufactures and sells aerial work platforms, telehandlers, telescopic hydraulic excavators and trailers as well as an array of complementary accessories that increase the versatility and efficiency of these products for end-users. Our Equipment Services segment provides after-sales service and support for our installed base of equipment, including parts sales and equipment rentals, and sells used and remanufactured or reconditioned equipment. Our Access Financial Solutions segment arranges equipment financing and leasing solutions for our customers primarily through third party financial institutions and provides credit support in connection with these financing and lease arrangements. We sell our products on a global basis to equipment rental companies, construction contractors, manufacturing companies, home improvement centers, state and local municipalities and equipment distributors that resell our equipment. More than 60% of our new equipment sales during fiscal 2004 were to equipment rental companies.

Demand for our equipment, parts and services is cyclical and seasonal. Factors that influence the demand for our equipment include the level of economic activity in our principal markets, the US, Europe, and Asia and the Pacific Rim, particularly as it affects the level of commercial and other non-residential construction activity, prevailing rental rates for the type of equipment we manufacture, the age and utilization rates of the equipment in our rental company customers’ fleets relative to the equipment’s useful life and the cost and availability of financing for our equipment. These factors affect demand for our new and remanufactured equipment as well as our services that support our customers’ installed base of equipment. Demand for our equipment is generally strongest during the spring and summer months and we have historically recorded higher revenues and profits in our fiscal third and fourth quarters relative to our fiscal first and second quarters.

We are currently experiencing strong demand for our equipment as a result of improving economic conditions in our principal markets, including higher construction spending, and, in the US, the replacement of old equipment in our rental company customers’ rental fleets driven by higher utilization rates. Our revenues increased 41.7% in the six months ended January 30, 2005 in the US and 63.9% outside of the US relative to the six months ended January 25, 2004. We recorded record revenues in both of the quarters ended January 30, 2005 and October 31, 2004.

The major components of our cost of sales are manufacturing overhead, labor, raw materials, such as steel, and manufactured components, such as engines and machine parts.

Over the last two years, we have substantially reduced our manufacturing overhead by consolidating our North American manufacturing facilities from 13 to seven and improving our manufacturing process through strategic outsourcing of components that has resulted in better utilization and throughput from our manufacturing footprint. Our recent focus has been on managing our supply chain to reduce the cost of raw materials and purchased components. Despite these efforts, certain of our suppliers of manufactured components began to experience capacity constraints corresponding with the increase in US economic activity. This has caused some production delays in our operations and in certain cases we have incurred expediting charges in order to speed our production. These conditions are improving as suppliers are making investments to increase capacity and improve deliveries.

In addition, steel prices rose significantly in the spring of 2004, substantially increasing our costs of raw materials and supplied components and reducing our profitability. Steel prices began to stabilize in the fall, but remain at relatively high levels. Based on our analysis of steel market price indices and forecasts, the steel content of components that we receive from our suppliers, our estimate of the portion of our suppliers’ prices attributable to steel, and our internal production plans, we determined that higher steel costs would add substantial incremental costs to our operations for fiscal 2005 compared to fiscal 2004. In response, we initially instituted a steel price surcharge of 2.755% on all new machine orders commencing with orders received after March 14, 2004. We subsequently increased the surcharge to 3.5% and implemented base price increases that average 3% for all new machine orders shipped after January 1, 2005. Comparing our estimates of the higher steel costs year-on-year with the impact of our surcharges and price increases, we estimate that our net unrecovered steel cost for the first six months of fiscal 2005 was approximately $48 million, with approximately $27 million impacting the first quarter and approximately $21 million impacting the second quarter. Reflecting these higher costs, our gross margin was 12.1% for the first six months of fiscal 2005 compared to 18.2% for the first six months of fiscal 2004.

In the discussion and analysis of financial condition and results of operations that follows, we attempt to list contributing factors in order of significance to the point being addressed.

Results for the Second Quarters of Fiscal 2005 and 2004

We reported net income of $7.5 million, or $0.17 per share on a diluted basis, for the second quarter of fiscal 2005, compared to net income of $2.2 million, or $0.05 per share on a diluted basis, for the second quarter of fiscal 2004. Earnings for the second quarter of fiscal 2005 included $1.1 million of integration expenses related to our acquisition of the OmniQuip business unit of Textron Inc. (“OmniQuip”) compared to $4.1 million for the second quarter of fiscal 2004. Certain of these charges are included in cost of sales and others are included in selling, administrative and product development expenses. In addition, earnings for the second quarter of fiscal 2005 included favorable currency adjustments of $3.1 million compared to favorable currency adjustments of $0.7 million for the second quarter of fiscal 2004.

Our revenues for the second quarter of fiscal 2005 were $353.4 million, up 49.4% from $236.5 million in the second quarter of fiscal 2004. The following tables outline our revenues by segment, products and geography (in thousands) for the quarters ended January 30, 2005 and January 25, 2004:

	January 30,	January 25,
	2005	2004
Segment:
Machinery	$281,220	$192,266
Equipment Services	69,070	40,822
Access Financial Solutions (a)	3,144	3,442

	$353,434	$236,530

Products:
Aerial work platforms	$171,517	$109,354
Telehandlers	92,490	69,908
Excavators	17,213	13,004
After-sales service and support, including parts sales, and used and reconditioned equipment sales	66,727	38,273
Financial products (a)	3,056	3,442
Rentals	2,431	2,549

	$353,434	$236,530

Geographic:
United States	$256,027	$177,542
Europe	56,819	40,286
Other	40,588	18,702

	$353,434	$236,530

(a)	Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The increase in Machinery segment revenues from $192.3 million to $281.2 million, or 46.3%, reflects strong growth in all product lines, led by a 56.8% increase in sales of aerial work platforms and a 32.3% increase in both sales of telehandlers and excavators, primarily resulting from general economic improvements in North America reflecting positive trends in construction spending, capacity utilization and consumer confidence, the continued improvement in the European economy, higher demand in Australia resulting from increased spending on public and private infrastructure and the improvement that the recent general election has given to an already confident economy, and increased demand in the Pacific Rim and Latin America markets as a result of improved economic conditions.

The increase in Equipment Services segment revenues from $40.8 million to $69.1 million, or 69.2%, was principally due to higher rental fleet and rebuild sales as a result of improved market conditions and increased demand for used equipment, increased service parts sales as a result of our rental customers’ fleets aging and increased utilization of their fleet equipment.

The decrease in Access Financial Solutions segment revenues from $3.4 million to $3.1 million, or 8.7%, was principally attributable to a decrease in our portfolio as we continue to transition customers to our limited recourse financing arrangements originated through “private label” finance companies. While we had a decrease in interest income attributable to our pledged finance receivables, we also had a corresponding decrease in our limited recourse debt. This resulted in $1.2 million less of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, payments to monetization purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.

Our domestic revenues for the second quarter of fiscal 2005 were $256.0 million, up 44.2% from the second quarter of fiscal 2004 revenues of $177.5 million. The increase in our domestic revenues reflects strong growth in all product lines as a result of improving general economic conditions in North America and increased demand for used equipment. Revenues generated from sales outside the United States for the second quarter of fiscal 2005 were $97.4 million, up 65.1% from the second quarter of fiscal 2004 revenues of $59.0 million. The increase in our revenues generated from sales outside the United States was primarily attributable to improved market conditions in the European, Australian, Pacific Rim and Latin America regions resulting in increased sales of aerial work platforms and telehandlers.

Our gross profit margin was 15.3% for the second quarter of fiscal 2005 compared to the prior year quarter’s 18.4%. The decrease was due to lower margins in each of our three business segments.

The gross profit margin of our Machinery segment was 10.3% for the second quarter of fiscal 2005 compared to 13.3% for the second quarter of fiscal 2004. The decrease was primarily due to an increase in market prices of raw materials, such as steel and energy, continued manufacturing inefficiencies resulting from capacity constraints in our supplier base and a less favorable product mix. The decrease in our gross profit margin was partially offset by the higher sales volume during the quarter, cost reductions and integration synergies, price increases and surcharges, productivity improvements, the favorable impact of currency and lower OmniQuip integration expenses.

The gross profit margin of our Equipment Services segment was 31.8% for the second quarter of fiscal 2005 compared to 35.2% for the second quarter of fiscal 2004. The decrease was primarily due to a decrease in higher margin service parts sales as a percentage of total segment revenues.

The gross profit margin of our Access Financial Solutions segment was 93.5% for the second quarter of fiscal 2005 compared to 99.9% for the second quarter of fiscal 2004. The decrease was primarily due to a decrease in financial product revenues as a percentage of total segment revenues as we continue to transition customers to our limited recourse arrangements originated through “private label” finance companies. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses increased $3.6 million in the second quarter of fiscal 2005 compared to the prior year second quarter, but as a percentage of revenues decreased to 10.3% for the second quarter of fiscal 2005 compared to 13.9% for the prior year second quarter. The following table summarizes the increase or (decrease) by category in selling, administrative and product development expenses (in millions) for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004:

Consulting and legal costs	$1.9
Delta operations	1.0
Product development	0.9
Profit sharing/401(k) matching	0.8
Advertising and trade shows	0.7
Depreciation and amortization expense	0.4
ServicePlus operations	0.3
Rent expense	0.3
Bad debt expense	(2.3)
OmniQuip integration expenses	(1.6)
Accelerated vesting of restricted stock awards	(0.8)
Other	2.0

$3.6

Our Machinery segment’s selling, administrative and product development expenses increased $5.4 million due primarily to an increase in bad debt provisions, expenses associated with the Delta operations, which was acquired late in fiscal 2004, an increase in product development expenses related to our aerial work platforms and North American and European telehandler products, an increase in advertising and trade shows, higher profit sharing/401(k) matching expense and increased OmniQuip integration expenses. Partially offsetting these effects was lower payroll and related benefit costs and a decrease in pension and other postretirement benefit costs.

Our Equipment Services segment’s selling and administrative expenses increased $0.7 million due primarily to expenses associated with our ServicePlus initiative which we launched during the fourth quarter of fiscal 2004, higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs and higher consulting and legal costs associated with ordinary business activities.

Our Access Financial Solutions segment’s selling and administrative expenses decreased $0.3 million due primarily to a decrease in bad debt provisions as a result of the lower reserve needed due to a decrease in outstanding pledged finance receivables, partially offset by higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs.

Our general corporate selling, administrative and product development expenses decreased $2.2 million due primarily to a decrease in bad debt provisions for specific reserves related to certain European customers as a result of improvement in their current financial positions, a decrease in OmniQuip integration expenses, and lower costs associated with the accelerated vesting of restricted stock awards during the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. Partially offsetting these decreases were increased consulting and legal costs associated with ordinary business activities, higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs, higher pension and other postretirement benefit costs due to the early retirement of an executive, and increases in depreciation expense, rent expense and costs related to advertising and trade shows.

The decrease in interest expense of $1.2 million for the second quarter of fiscal 2005 was primarily due to decreased interest expense associated with our limited recourse and non-recourse monetizations as a result of a decrease in our limited recourse debt.

Our miscellaneous income (deductions) category included currency gains of $3.1 million in the second quarter of fiscal 2005 compared to $0.7 million in the second quarter of fiscal 2004. The change in currency for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 was primarily attributable to the favorable impact of unrealized forward exchange contracts partially offset by the continuing weakening of the US dollar against the Euro, British pound and the Australian dollar, but at a slower rate than during fiscal 2004. We enter into certain foreign currency contracts, principally forward contracts, to manage some of our foreign exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sale of our products will be affected by changes in exchange rates. We do not designate our forward exchange contracts as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and as a result we recognize the mark-to-market gain or loss on these contracts in earnings.

For additional information related to our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Results for the First Six Months of Fiscal 2005 and 2004

We reported a net loss of $1.2 million, or $0.03 per share on a diluted basis, for the first six months of fiscal 2005, compared to net income of $2.7 million, or $0.06 per share on a diluted basis, for the first six months of fiscal 2004. Our loss for the first six months of fiscal 2005 included $3.0 million of integration expenses related to our acquisition of OmniQuip, compared to $8.0 million for the first six months of fiscal 2004. Certain of these charges are included in cost of sales and others are included in selling, administrative and product development expenses. In addition, our loss for the first six months of fiscal 2005 included favorable currency adjustments of $5.4 million compared to favorable currency adjustments of $0.8 million for the first six months of fiscal 2004.

Our revenues for the first six months of fiscal 2005 were $660.1 million, up 46.7% from $450.1 million in the first six months of fiscal 2004. The following tables outline our revenues by segment, products and geography (in thousands) for the six month periods ended January 30, 2005 and January 25, 2004:

	January 30,	January 25,
	2005	2004
Segment:
Machinery	$533,752	$361,224
Equipment Services	120,420	81,637
Access Financial Solutions (a)	5,923	7,254

	$660,095	$450,115

Product:
Aerial work platforms	$296,040	$198,614
Telehandlers	212,158	141,916
Excavators	25,554	20,694
After-sales service and support, including parts sales, and used and reconditioned equipment sales	116,326	77,707
Financial products (a)	5,716	7,118
Rentals	4,301	4,066

	$660,095	$450,115

Geographic:
United States	$494,760	$349,213
Europe	93,682	64,237
Other	71,653	36,665

	$660,095	$450,115

(a)	Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The increase in Machinery segment revenues from $361.2 million to $533.8 million, or 47.8%, reflects strong growth in all product lines, led by a 49.5% increase in sales of telehandlers, a 49.1% increase in sales of aerial work platforms and a 23.5% increase in sales of excavators, primarily resulting from general economic improvements in North America reflecting positive trends in construction spending, capacity utilization and consumer confidence, the continued improvement in the European economy, higher demand in Australia resulting from increased spending on public and private infrastructure and the improvement that the recent general election has given to an already confident economy, and increased demand in the Latin America and Pacific Rim markets as a result of improved economic conditions.

The increase in Equipment Services segment revenues from $81.6 million to $120.4 million, or 47.5%, was principally due to higher rental fleet and rebuild sales as a result of improved market conditions and increased demand for used equipment, increased service parts sales as a result of our rental customers’ fleets aging and increased utilization of their fleet equipment.

The decrease in Access Financial Solutions segment revenues from $7.3 million to $5.9 million, or 18.3%, was principally attributable to a decrease in our portfolio as we continue to transition customers to our limited recourse financing arrangements originated through “private label” finance companies. While we had a decrease in interest income attributable to our pledged finance receivables, we also had a corresponding decrease in our limited recourse debt. This resulted in $1.8 million less of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, payments to monetization purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.

Our domestic revenues for the first six months of fiscal 2005 were $494.8 million, up 41.7% from the first six months of fiscal 2004 revenues of $349.2 million. The increase in our domestic revenues reflects strong growth in all product lines as a result of improving general economic conditions in North America and increased demand for used equipment. Revenues generated from sales outside the United States for the first six months of fiscal 2005 were $165.3 million, up 63.9% from the first six months of fiscal 2004 revenues of $100.9 million. The increase in our revenues generated from sales outside the United States was primarily attributable to improved market conditions in the European, Australian, Latin America and Pacific Rim regions resulting in increased sales of aerial work platforms and telehandlers.

Our gross profit margin was 12.1% for the first six months of fiscal 2005 compared to the prior year period’s 18.2%. The decrease was primarily attributable to lower margins in our Machinery and Access Financial Solutions segments, offset in part by a higher margin in our Equipment Services segment.

The gross profit margin of our Machinery segment was 6.4% for the first six months of fiscal 2005 compared to 13.3% for the first six months of fiscal 2004. The decrease was primarily due to an increase in market prices of raw materials, such as steel and energy, continued manufacturing inefficiencies resulting from capacity constraints in our supplier base and a less favorable product mix. The decrease in our gross profit margin was partially offset by the higher sales volume during the first six months of fiscal 2005, cost reductions and integration synergies, price increases and surcharges, productivity improvements, the favorable impact of currency and lower OmniQuip integration expenses.

The gross profit margin of our Equipment Services segment was 33.1% for the first six months of fiscal 2005 compared to 32.6% for the first six months of fiscal 2004. The increase was primarily due to improved margins on used equipment sales reflecting increased demand for used equipment, partially offset by a decrease in higher margin service parts sales as a percentage of total segment revenues.

The gross profit margin of our Access Financial Solutions segment was 93.3% for the first six months of fiscal 2005 compared to 97.8% for the first six months of fiscal 2004. The decrease was primarily due to a decrease in financial product revenues as a percentage of total segment revenues as we continue to transition customers to our limited recourse arrangements originated through “private label” finance companies. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses increased $9.1 million in the first six months of fiscal 2005 compared to the first six months of the prior year, but as a percentage of revenues decreased to 10.7% for the first six months of fiscal 2005 compared to 13.6% for the first six months of the prior year. The following table summarizes the increase or (decrease) by category in selling, administrative and product development expenses (in millions) for the first six months of fiscal 2005 compared to the first six months of fiscal 2004:

Consulting and legal costs	$3.4
Salaries and related benefits	2.1
Delta operations	1.9
Product development	1.7
Advertising and trade shows	0.9
ServicePlus operations	0.8
Depreciation and amortization expense	0.7
Bad debt expense	(2.3)
OmniQuip integration expenses	(1.9)
Other	1.8

$9.1

Our Machinery segment’s selling, administrative and product development expenses increased $8.2 million due primarily to an increase in bad debt provisions, expenses associated with the Delta operations, an increase in product development expenses related to our aerial work platforms and North American and European telehandler products, an increase in bonus expense due to a reclassification between segments and increased OmniQuip integration expenses. Partially offsetting these effects was a decrease in pension and other postretirement benefit costs.

Our Equipment Services segment’s selling and administrative expenses increased $1.6 million due primarily to expenses associated with our ServicePlus initiative which we launched during the fourth quarter of fiscal 2004, higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs and increased consulting and legal costs associated with ordinary business activities.

Our Access Financial Solutions segment’s selling and administrative expenses decreased $0.6 million due primarily to a decrease in bad debt provisions as a result of the lower reserve needed due to a decrease in outstanding pledged finance receivables, partially offset by higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs.

Our general corporate selling, administrative and product development expenses decreased $0.1 million due primarily to a decrease in bad debt provisions for specific reserves related to certain European customers as a result of improvement in their current financial positions, a decrease in OmniQuip integration expenses, and a decrease in bonus expense resulting from a reclassification between segments and a decrease in management bonus expense. Partially offsetting these decreases were increased consulting and legal costs associated with ordinary business activities, higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs, and increases in depreciation expense, rent expense, pension and other postretirement benefit costs due to the early retirement of an executive and costs related to advertising and trade shows.

The decrease in interest expense of $2.1 million for the first six months of fiscal 2005 was primarily due to decreased interest expense associated with our limited recourse and non-recourse monetizations as a result of a decrease in our limited recourse debt.

Our miscellaneous income (deductions) category included currency gains of $5.4 million in the first six months of fiscal 2005 compared to $0.8 million in the first six months of fiscal 2004. The change in currency for the first six months of fiscal 2005 compared to the first six months of fiscal 2004 was primarily attributable to the favorable impact of unrealized forward exchange contracts partially offset by the continuing weakening of the US dollar against the Euro, British pound and the Australian dollar, but at a slower rate than during fiscal 2004. As discussed above in our results for the second quarters of fiscal 2005 and 2004, we enter into certain foreign currency contracts, principally forward contracts, to manage some of our foreign exchange risk.

For additional information related to our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Our effective tax rate for the first six months of fiscal 2005 was 39.8% compared to 37.2% for the first six months of fiscal 2004. The increase in our effective tax rate was primarily attributable to non-deductible compensation related to the accelerated vesting of restricted stock awards triggered by our share price appreciation and the effect of changes in the source of earnings among various tax jurisdictions that have different tax rates.

The American Job Creation Act of 2004 (the “Job Creation Act”) was enacted on October 22, 2004. Among other things, the Job Creation Act repeals an export incentive and creates a new deduction for qualified domestic manufacturing activities. We are in the process of evaluating the potential impact of this legislation.

Financial Condition

Cash used in operating activities was $12.8 million for the first six months of fiscal 2005 compared to $20.1 million in the first six months of fiscal 2004. The decrease in cash used in operations resulted primarily from a decrease in trade receivables attributable to stronger collections during the first six months of 2005, partially offset by higher inventory levels to support the increased business activity and inefficiencies associated with component shortages and an increase in our notes receivable and other investments with customers or customer affiliates resulting from assisting our customers in their financing efforts. Stronger collections reflected a focused effort on improving collection processes and procedures.

Investing activities during the first six months of fiscal 2005 used $3.8 million of cash compared to $109.1 million used for the first six months of fiscal 2004, principally attributable to the OmniQuip acquisition completed during the first quarter of fiscal 2004.

Financing activities provided cash of $7.8 million for the first six months of fiscal 2005 compared to $14.0 million for the first six months of fiscal 2004. The decrease in cash provided by financing activities reflected the absence of monetizations of our finance receivables during the first six months of fiscal 2005 compared to $14.0 million of monetizations during the first six months of fiscal 2004. Partially offsetting the decrease in cash provided by financing activities was the proceeds from the exercise of stock options during the first six months of fiscal 2005.

Due to our seasonality of sales, during certain periods we may generate negative cash flows from operations despite reporting profits. Generally, this may occur in periods in which we are building inventory levels in anticipation of sales during peak periods as well as other uses of working capital related to payment terms associated with trade receivables or other sale arrangements.

The following table provides a summary of our contractual obligations (in thousands) at January 30, 2005:

		Payments Due by Period
		Less than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years
Short and long-term debt (a)	$305,933	$3,744	$2,185	$125,212	$174,792
Limited recourse debt (b)	77,601	26,660	47,101	3,840	—
Operating leases (c)	29,304	7,494	12,388	4,413	5,009
Purchase obligations (d)	127,050	127,050	—	—	—

Total contractual obligations (e)	$539,888	$164,948	$61,674	$133,465	$179,801

(a)	Includes our two note issues and indebtedness under our bank credit facilities.

(b)	Our limited recourse debt is the result of the sale of finance receivables through limited recourse monetization transactions.

(c)	In accordance with SFAS No. 13, “Accounting for Leases”, operating lease obligations are not reflected in the balance sheet.

(d)	We enter into contractual arrangements that result in our obligation to make future payments, including purchase obligations. We enter into these arrangements in the ordinary course of business in order to ensure adequate levels of inventories, machinery and equipment, or services. Purchase obligations primarily consist of inventory purchase commitments, including raw material, components and sourced products.

(e)	We anticipate that funding of our pension and postretirement benefit plans in fiscal 2005 will approximate $3.4 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not presented estimated pension and postretirement funding in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.

The following table provides a summary of our other commercial commitments (in thousands) at January 30, 2005:

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than			Over
	Committed	1 Year	1-3 Years	4-5 Years	5 Years
Standby letters of credit	$4,870	$4,870	$—	$—	$—
Guarantees (a)	98,577	10,011	41,311	35,891	11,364

Total commercial commitments	$103,447	$14,881	$41,311	$35,891	$11,364

(a)	We discuss our guarantee agreements in Note 11 of Notes to Condensed Consolidated Financial Statements of this report.

On August 1, 2003, we completed our acquisition of OmniQuip, which includes all operations relating to the Sky Trak and Lull brand telehandler products. As a result of the OmniQuip acquisition, we anticipate funding approximately $45.9 million in integration expenses over a four-year period with cash generated from operations and borrowings under our credit facilities.

Availability of funds under our credit facilities and monetizations of finance receivables depend on a variety of factors described below. As of January 30, 2005, we had cash balances totaling $24.3 million and an unused credit commitment totaling $188.1 million.

We have a three-year $175 million senior secured revolving credit facility that expires September 2006 and a pari passu, one-year $15 million cash management facility that expires September 23, 2005. Both facilities are secured by a lien on substantially all of our domestic assets excluding property, plant and equipment. Availability of credit requires compliance with financial and other covenants, including a requirement that we maintain (i) leverage ratios during fiscal 2005 of Net Funded Debt to EBITDA (as defined in the senior secured revolving credit facility) and Net Funded Senior Debt to EBITDA (as defined in the senior secured revolving credit facility) measured on a rolling four quarters not to exceed 5.00 to 1.00 and 2.00 to 1.00, respectively, (ii) a fixed charge coverage ratio of not less than 2.00 to 1.00 through July 31, 2005, and (iii) a Tangible Net Worth (as defined in the senior secured revolving credit facility) of at least $194 million, plus 50% of Consolidated Net Income (as defined in the senior secured revolving credit facility) on a cumulative basis for each preceding fiscal quarter, commencing with the quarter ended July 31, 2003. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and 70% of various categories of domestic inventory. Accordingly, credit available to us under these facilities will vary with seasonal and other changes in the borrowing base and leverage ratios. We do not expect to have full availability of the stated maximum amount of credit at all times. However, based on our current business plan, we expect to have sufficient credit availability that combined with cash to be generated from operations will meet our expected seasonal requirements for working capital and planned capital and integration expenditures for fiscal 2005.

Historically our Access Financial Solutions segment originated and monetized customer finance receivables, principally through limited recourse syndications. Since late 2003, the focus of this segment has shifted to providing “private label” financing solutions through our program agreements with third-party funding providers. Under these agreements, our customers will continue to have direct interaction with our Access Financial Solutions personnel, but with the finance companies providing direct funding for transactions that meet agreed credit criteria subject to limited recourse to us. Transactions funded by the finance companies will not be held by us as financial assets, and therefore their subsequent monetization will not be recorded on our balance sheet as limited recourse debt. Transactions not funded by the finance companies may still be funded by us to the extent of our liquidity sources and subsequently monetized or they may be funded directly by other credit providers.

During the first six months of fiscal 2005 and all of fiscal 2004, we monetized $0 and $13.4 million, respectively, in finance receivables through syndications. Although monetizations generate cash, under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, the monetized portion of our finance receivables portfolio remains recorded on our balance sheet as limited recourse debt. We expect that our originations and monetizations of finance receivables will continue and that our limited recourse debt balance will continue to decline. During the same periods, $15.8 million and $21.2 million, respectively, of sales to our customers were funded through program agreements with third-party finance companies.

As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements of this report, we are a party to multiple agreements whereby we guarantee $98.6 million in indebtedness of others. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. Also as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, our future results of operations, financial condition and liquidity may be affected to the extent that our ultimate exposure with respect to product liability varies from current estimates. And, as reported in Item 1 of Part II of this report, the SEC has commenced an informal inquiry relating to our accounting and financial reporting following our February 18, 2004 announcement that we would be restating our audited financial statements for the fiscal year ended July 31, 2003 and for the first fiscal quarter of 2004 ended October 26, 2003. Although the SEC’s notification advised that the existence of the inquiry should not be construed as an expression or opinion of the SEC that any violation of law has occurred, nor should it reflect adversely on the character or reliability of any person or entity or on the merits of our securities, until this inquiry is resolved, it may have an adverse effect on our ability to undertake additional financing or capital markets transactions.

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

Income Taxes: We estimate the effective tax rate expected to be applicable for the full fiscal year on a quarterly basis. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of significant unusual items is reflected in the period in which they occur. If the estimates and related assumptions used to calculate the effective tax rate change, we may be required to adjust our effective rate, which could change income tax expense.

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Condensed Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We evaluate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. The carrying value of the net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefits of such assets. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our Condensed Consolidated Statements of Income. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities and tax planning strategies in making the assessment. We evaluate the ability to realize the deferred tax assets and assess the need for additional valuation allowances quarterly.

The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities, which often results in proposed assessments. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which our earnings and/or deductions are realized may differ from current estimates.

Inventory Valuation: Inventories are valued at the lower of cost or market. Certain items in inventory may be considered impaired, obsolete or excess and as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. We also value used equipment taken in trade from our customers. Based on certain estimates, assumptions and judgments made from the information available at that time, we determine the amounts in these inventory allowances. If these estimates and related assumptions or the market change, we may be required to record additional reserves.

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

Guarantees of the Indebtedness of Others: We enter into agreements with finance companies whereby our equipment is sold to a finance company, which, in turn, sells or leases it to a customer. In some instances, we retain a liability in the event the customer defaults on the financing. Reserves are established related to these guarantees based upon our understanding of the current financial position of these customers and based on estimates and judgments made from information available at that time. If we become aware of deterioration in financial condition of our customers or of any impairment of their ability to make payments, additional allowances may be required. Although we may be liable for the entire amount of a customer’s financial obligation under guarantees, our losses would be mitigated by the value of any underlying collateral including financed equipment.

In addition, we monetize a substantial portion of the receivables originated by AFS through an ongoing program of syndications, limited recourse financings and other monetization transactions. In connection with some of these monetization transactions, we have a loss exposure associated with our pledged finance receivables related to possible defaults by the obligors under the terms of the contracts, which comprise these finance receivables. Allowances have been established related to these monetization transactions based upon the current financial position of these customers and based on estimates and judgments made from information available at that time. If the financial condition of these obligors were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. We discuss our guarantee agreements in Note 11 of the Notes to Condensed Consolidated Financial Statements of this report.

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

Restructuring and Restructuring-Related: These charges and related reserves and accruals reflect estimates, including those pertaining to separation costs, settlements of contractual obligations and asset valuations. We reassess the reserve requirements to complete each individual plan within the program at the end of each reporting period or as conditions change. Actual experience has been and may continue to be different from the estimates used to establish the reserves.

Revenue Recognition: Sales of non-military equipment and service parts are unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are “free-on-board” shipping point (FOB shipping point). However, certain sales, including our All-Terrain Lifter, Army System (“ATLAS”) brand of military telehandler products, may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the equipment and risk of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer, and we have no further obligations under the order other than customary post-sales support activities. During the first six months of fiscal 2005, less than 2% of our sales were invoiced and the revenue recognized prior to customers taking physical possession. In the instances that our shipping terms are “shipping point destination,” revenue is recorded at the time the goods reach our customers.

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

We ship equipment on a limited basis to certain customers on consignment, which under GAAP allows recognition of the revenues only upon final sale of the equipment by the consignee. At January 30, 2005, we had $3.8 million of inventory on consignment.

Warranty: We establish reserves related to the warranties we provide on our products. Specific reserves are maintained for programs related to machine safety and reliability issues. We establish estimates based on the size of the population, the type of program, costs to be incurred by us and estimated participation. We maintain additional reserves based on the historical percentage relationships of such costs to machine sales and applied to current equipment sales. If these estimates and related assumptions change, we may be required to record additional reserves.

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

\

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage exposure to these risks principally through our regular operating and financing activities.

We are exposed to changes in interest rates as a result of our outstanding debt. In June 2003, we entered into a $70 million fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% in order to mitigate our interest rate exposure. The basis of the variable rate paid is the London Interbank Offered Rate (“LIBOR”) plus 4.51%. In July 2003, we entered into a $62.5 million fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 1/4% in order to mitigate our interest rate exposure. The basis of the variable rate paid is the LIBOR plus 5.15%. During fiscal 2003, we terminated our $87.5 million notional fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% that we entered into during June 2002, which resulted in a deferred gain of $6.2 million. This $6.2 million deferred gain will offset interest expense over the remaining life of the debt. At January 30, 2005, we had $132.5 million of interest rate swap agreements outstanding. These swap agreements are designated as hedges of the fixed-rate borrowings which are outstanding and are structured as perfect hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Total interest bearing liabilities at January 30, 2005 consisted of $128.3 million in variable-rate borrowing and $255.2 million in fixed-rate borrowing. At the current level of variable-rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $0.9 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed-rate debt.

We do not have a material exposure to financial risk from using derivative financial instruments to manage our foreign currency exposures. We enter into certain foreign currency contracts, principally forward contracts, to manage some of our foreign exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sale of our products will be affected by changes in exchange rates. We do not designate our forward exchange contracts as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and as a result we recognize the mark-to-market gain or loss on these contracts in earnings. For additional information, we refer you to Item 7 in our annual report on Form 10-K for the fiscal year ended July 31, 2004.

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

Internal Controls

We maintain a system of internal controls over financial reporting. Under Section 404 of the Sarbanes-Oxley Act, we will be required to include in our fiscal 2005 annual report on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting as of July 31, 2005. As a result, we have been reviewing our internal control over financial reporting, improving the related documentation, identifying and remediating any deficiencies that arise and developing and implementing a testing process to assess effectiveness. Notwithstanding this ongoing effort, there have been no significant changes in our internal controls during the second quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
JLG Industries, Inc.

We have reviewed the condensed consolidated balance sheet of JLG Industries, Inc. as of January 30, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended January 30, 2005 and January 25, 2004 and the condensed consolidated statements of shareholders’ equity and cash flows for the six-month periods ended January 30, 2005 and January 25, 2004. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Baltimore, Maryland
February 17, 2005

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On February 27, 2004, we announced that the SEC had begun an informal inquiry relating to accounting and financial reporting following our February 18, 2004 announcement that we would be restating our audited financial statements for the fiscal year ended July 31, 2003 and for the first fiscal quarter ended October 26, 2003. The notification advised that the existence of the inquiry should not be construed as an expression or opinion of the SEC that any violation of law has occurred, nor should it reflect adversely on the character or reliability of any person or entity or on the merits of our securities. We continue to cooperate with any requests for information from the SEC related to the informal inquiry.

We make provisions relating to probable product liability claims. For information relative to product liability claims, see Note 11 of the Notes to Condensed Consolidated Financial Statements, Item 1 of Part I of this report.

ITEMS 2 – 5

None/not applicable.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

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

JLG INDUSTRIES, INC. (Registrant)
Date: February 28, 2005	/s/ James H. Woodward, Jr.
James H. Woodward, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2005	/s/ John W. Cook
John W. Cook
Chief Accounting Officer (Chief Accounting Officer)