Form 10-Q
period 2005-05-01
JLG INDUSTRIES INC
filed 2005-05-26
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2005

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

(7l7) 485-5161
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

The number of shares of capital stock outstanding as of May 23, 2005 was 50,975,453.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JLG INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 1,	April 25,	May 1,	April 25,
	2005	2004	2005	2004
Revenues
Net sales	$499,899	$312,650	$1,149,977	$751,581
Financial products	3,373	3,913	9,089	11,031
Rentals	2,084	2,124	6,385	6,190

	505,356	318,687	1,165,451	768,802

Cost of sales	407,464	255,050	987,892	623,452

Gross profit	97,892	63,637	177,559	145,350

Selling and administrative expenses	39,524	34,052	98,456	86,117
Product development expenses	7,101	5,987	18,564	15,195
Restructuring charges	—	—	—	11

Income from operations	51,267	23,598	60,539	44,027

Interest expense	(8,554)	(9,400)	(25,872)	(28,824)
Miscellaneous, net	(4,969)	(621)	1,009	2,659

Income before taxes	37,744	13,577	35,676	17,862

Income tax provision	15,022	4,890	14,199	6,484

Net income	$22,722	$8,687	$21,477	$11,378

Earnings per common share	$.48	$.20	$.48	$.27

Earnings per common share – assuming dilution	$.47	$.20	$.46	$.26

Cash dividends per share	$.005	$.005	$.015	$.015

Weighted average shares outstanding	47,091	42,836	45,045	42,821

Weighted average shares outstanding – assuming dilution	48,287	44,013	46,298	43,973

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	May 1,	July 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$97,531	$37,656
Marketable securities	74,949	—
Trade accounts and finance receivables – net	377,190	400,597
Inventories	185,370	154,405
Other current assets	58,753	41,058

Total current assets	793,793	633,716
Property, plant and equipment – net	78,270	91,504
Equipment held for rental – net	27,220	21,190
Finance receivables, less current portion	31,836	33,747
Pledged finance receivables, less current portion	40,459	86,559
Goodwill	63,134	62,885
Intangible assets – net	33,465	35,240
Other assets	56,848	62,603

	$1,125,025	$1,027,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$1,552	$1,729
Current portion of limited recourse debt from finance receivables monetizations	29,708	32,585
Accounts payable	194,588	139,990
Accrued expenses	116,285	118,860

Total current liabilities	342,133	293,164
Long-term debt, less current portion	226,937	300,011
Limited recourse debt from finance receivables monetizations, less current portion	40,878	89,209
Accrued post-retirement benefits	30,801	29,666
Other long-term liabilities	24,116	20,542
Provisions for contingencies	23,922	13,582
Shareholders’ equity
Capital stock:
Authorized shares: 100,000 at $.20 par
Issued and outstanding shares: 50,975; fiscal 2004 – 43,903	10,195	8,781
Additional paid-in capital	163,974	29,571
Retained earnings	275,077	254,268
Unearned compensation	(2,642)	(5,333)
Accumulated other comprehensive loss	(10,366)	(6,017)

Total shareholders’ equity	436,238	281,270

	$1,125,025	$1,027,444

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Capital Stock		Paid-in	Retained	Unearned	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Compensation	Loss	Equity
Balances at July 31, 2003	43,367	$8,673	$23,597	$228,490	$(5,428)	$(7,618)	$247,714
Comprehensive income:
Net income				11,378
Aggregate translation adjustment						662
Total comprehensive income							12,040
Dividends paid: $.015 per share				(653)			(653)
Shares issued under incentive plan	292	59	2,286		(207)		2,138
Amortization of unearned compensation					2,779		2,779

Balances at April 25, 2004	43,659	$8,732	$25,883	$239,215	$(2,856)	$(6,956)	$264,018

						Accumulated
			Additional			Other	Total
	Capital Stock		Paid-in	Retained	Unearned	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Compensation	Loss	Equity
Balances at July 31, 2004	43,903	$8,781	$29,571	$254,268	$(5,333)	$(6,017)	$281,270
Comprehensive income:
Net income				21,477
Aggregate translation adjustment						(4,349)
Total comprehensive income							17,128
Dividends paid: $.015 per share				(668)			(668)
Net proceeds from issuance of common stock	5,750	1,150	118,384				119,534
Shares issued under incentive plan	1,322	264	13,185		(373)		13,076
Tax benefit related to exercise of nonqualified stock options			2,834				2,834
Amortization of unearned compensation					3,064		3,064

Balances at May 1, 2005	50,975	$10,195	$163,974	$275,077	$(2,642)	$(10,366)	$436,238

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	May 1,	April 25,
	2005	2004
OPERATIONS
Net income	$21,477	$11,378
Adjustments to reconcile net income to cash flow from operating activities:
Loss on sale of property, plant and equipment	120	267
(Gain) loss on sale of equipment held for rental	(7,920)	117
Non-cash charges and credits:
Depreciation and amortization	21,534	20,611
Other	12,939	18,179
Changes in selected working capital items:
Accounts receivable	16,203	(84,355)
Inventories	(31,589)	(3,872)
Accounts payable	54,555	21,225
Other operating assets and liabilities	(7,712)	(7,760)
Changes in finance receivables	418	644
Changes in pledged finance receivables	226	(15,090)
Changes in other assets and liabilities	7,879	(6,682)

Cash flow from operating activities	88,130	(45,338)

INVESTMENTS
Purchases of property, plant and equipment	(6,309)	(8,865)
Proceeds from the sale of property, plant and equipment	1,036	217
Purchases of equipment held for rental	(25,659)	(16,443)
Proceeds from the sale of equipment held for rental	23,290	12,706
Purchases of held-to-maturity securities	(224,987)	—
Maturities of held-to-maturity securities	150,038	—
Cash portion of acquisitions	(105)	(95,371)
Other	401	360

Cash flow from investing activities	(82,295)	(107,396)

FINANCING
Net increase in short-term debt	52	13,142
Issuance of long-term debt	156,056	170,000
Repayment of long-term debt	(229,606)	(166,304)
Issuance of limited recourse debt	—	13,979
Repayment of limited recourse debt	—	(253)
Payment of dividends	(668)	(652)
Net proceeds from issuance of common stock	119,534	—
Exercise of stock options	13,076	2,138

Cash flow from financing activities	58,444	32,050

CURRENCY ADJUSTMENTS
Effect of exchange rate changes on cash	(4,404)	820

CASH AND CASH EQUIVALENTS
Net change in cash and cash equivalents	59,875	(119,864)
Beginning balance	37,656	132,809

Ending balance	$97,531	$12,945

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 1, 2005
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

Interim results for the nine-month period ended May 1, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended July 31, 2004.

We operate on a 5-4-4 week quarter with our fiscal year and fourth quarter ending on July 31. Our first quarter ends on the Sunday closest to October 31 that either coincides with or precedes that date. Our second and third quarters end 13 and 26 weeks, respectively, following the end of the first quarter. Our first three quarters of fiscal 2005 ended on May 1, 2005, January 30, 2005 and October 31, 2004 as compared to April 25, 2004, January 25, 2004 and October 26, 2003 for fiscal 2004. For presentation purposes, we use three and nine months to describe one fiscal quarter and three fiscal quarters, respectively.

Where appropriate, we have reclassified certain amounts in fiscal 2004 to conform to the fiscal 2005 presentation.

Marketable Securities

Marketable securities at May 1, 2005 included corporate debt securities, which are considered “held-to-maturity” and are reported at amortized cost. Our investments in marketable securities at May 1, 2005 of $74.9 million are due within one year.

Stock-Based Incentive Plan

We have a stock-based compensation plan covering both employees and directors. We account for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under this opinion, we do not recognize compensation expense arising from such grants because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. In addition, we make awards of restricted stock that generally vest over time or accelerate upon the occurrence of certain conditions. Restricted stock awards result in the recognition of compensation expense arising from such awards generally over the shorter of the vesting period or the attainment of acceleration conditions such, as the eligible participants’ ability to retire or our achievement of performance or market conditions specified in the award.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for each of the three- and nine-month periods ended May 1, 2005 and April 25, 2004:

	Three Months Ended		Nine Months Ended
	May 1,	April 25,	May 1,	April 25,
	2005	2004	2005	2004
Net income, as reported	$22,722	$8,687	$21,477	$11,378

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	544	753	1,650	2,197

Pro forma net income	$22,178	$7,934	$19,827	$9,181

Earnings per share:
Earnings per common share – as reported	$.48	$.20	$.48	$.27

Earnings per common share – pro forma	$.47	$.19	$.44	$.21

Earnings per common share – assuming dilution – as reported	$.47	$.20	$.46	$.26

Earnings per common share – assuming dilution – pro forma	$.46	$.18	$.43	$.21

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costing.” We are required to adopt the provisions of SFAS 151, on a prospective basis, as of August 1, 2005. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those amounts, if abnormal, be recognized as expenses in the period incurred. In addition, SFAS 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities. We have not yet determined what effect SFAS 151 will have on our earnings and financial position when adopted.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R will require us to expense share-based payments, including employee stock options, based on their fair value. We are required to adopt the provisions of SFAS No. 123R effective as of the beginning of our first quarter of fiscal 2006. SFAS No. 123R provides alternative methods of adoption, which include prospective application and a modified retroactive application. We are currently evaluating the financial impact of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for us on August 1, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our earnings and financial position.

NOTE 3 – INVENTORIES AND COST OF SALES

A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year. Therefore, interim LIFO inventory valuation determinations, including the determination at May 1, 2005, must necessarily be based on our estimate of expected fiscal year-end inventory levels and costs. The cost of inventories stated under the LIFO method was 56% and 62% at May 1, 2005 and July 31, 2004, respectively, of our total inventory.

Inventories consist of the following:

	May 1,	July 31,
	2005	2004
Finished goods	$87,952	$66,586
Raw materials and work in process	104,615	93,695

	192,567	160,281
Adjustment to LIFO basis	7,197	5,876

	$185,370	$154,405

NOTE 4 – TRADE ACCOUNTS AND FINANCE RECEIVABLES

Trade accounts and finance receivables consist of the following:

	May 1,	July 31,
	2005	2004
Trade accounts receivable	$349,595	$370,633
Finance receivables	8,009	7,270
Pledged finance receivables	29,166	34,500

	386,770	412,403
Less allowance for doubtful accounts and provisions for losses	9,580	11,806

	$377,190	$400,597

NOTE 5 – OTHER ASSETS

Other assets consist of the following:

	May 1,	July 31,
	2005	2004
Future income tax benefits	$29,003	$26,363
Customer notes receivable and other investments	19,077	25,655
Deferred finance charges	9,378	13,902
Other	7,625	2,983

	65,083	68,903
Less allowance for notes receivable	8,235	6,300

	$56,848	$62,603

Notes receivable and other investments are with customers or customer affiliates and include restructuring of accounts and finance receivables as well as assisting our customers in their financing efforts. As of May 1, 2005 and July 31, 2004, approximately 81% and 73%, respectively, of our current and long-term notes receivable and other investments were due from four and three parties, respectively. We routinely evaluate the creditworthiness of our customers and provide reserves if required under the circumstances. Certain notes receivables are collateralized by a security interest in the underlying assets, other assets owned by the debtor and/or personal guarantees. If the financial condition of our customers were to deteriorate or we do not realize the full amount of any anticipated proceeds from the sale of the equipment supporting our customers’ financial obligations to us, we may incur losses in excess of our reserves.

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

Deferred finance charges relate to our two note issues and indebtedness under bank credit facilities and are ratably amortized over the remaining life of the instruments, or written off at the time of any note redemption or credit facility early termination.

NOTE 6 – PRODUCT WARRANTY

This table presents our reconciliation of accrued product warranty during the period from August 1, 2004 to May 1, 2005:

Balance as of August 1, 2004	$11,829
Payments	(9,082)
Accruals	9,535

Balance as of May 1, 2005	$12,282

NOTE 7 – BASIC AND DILUTED EARNINGS PER SHARE

This table presents our computation of basic and diluted earnings per share for each of the periods ended May 1, 2005 and April 25, 2004:

	Three Months Ended		Nine Months Ended
	May 1,	April 25,	May 1,	April 25,
	2005	2004	2005	2004
Net income	$22,722	$8,687	$21,477	$11,378

Denominator for basic earnings per share – weighted average shares	47,091	42,836	45,045	42,821
Effect of dilutive securities – employee stock options and unvested restricted shares	1,196	1,177	1,253	1,152

Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	48,287	44,013	46,298	43,973

Earnings per common share	$.48	$.20	$.48	$.27

Earnings per common share – assuming dilution	$.47	$.20	$.46	$.26

During the quarter ended May 1, 2005, options to purchase 0.4 million shares of capital stock at a range of $21.09 to $21.94 per share were not included in the computation of diluted earnings per share because exercise prices for the options were more than the average market price of the capital stock.

NOTE 8 – SEGMENT INFORMATION

We operate through three segments – Machinery, Equipment Services and Access Financial Solutions. The Machinery segment designs, manufactures and sells aerial work platforms, telehandlers, telescoping hydraulic excavators and trailers, as well as an array of complementary accessories that increase the versatility and efficiency of these products for end users. The Equipment Services segment provides after-sales service and support, including parts sales, equipment rentals, and used and remanufactured or reconditioned equipment sales. The Access Financial Solutions segment arranges equipment financing and leasing solutions for our customers primarily through third party financial institutions. We evaluate performance of the Machinery and Equipment Services segments and allocate resources based on operating profit before interest, miscellaneous income/expense and income taxes. We evaluate performance of the Access Financial Solutions segment and allocate resources based on its operating profit less interest expense. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Our business segment information consisted of the following for each of the periods ended May 1, 2005 and April 25, 2004:

	Three Months Ended		Nine Months Ended
	May 1,	April 25,	May 1,	April 25,
	2005	2004	2005	2004
Revenues:
Machinery	$437,595	$261,263	$971,347	$622,487
Equipment Services	64,313	53,258	184,733	134,895
Access Financial Solutions	3,448	4,166	9,371	11,420

	$505,356	$318,687	$1,165,451	$768,802

Segment profit (loss):
Machinery	$51,995	$25,190	$48,188	$43,324
Equipment Services	17,867	15,158	53,345	39,035
Access Financial Solutions	1,211	694	2,117	705
General corporate	(21,254)	(20,229)	(48,304)	(47,410)

Segment profit	49,819	20,813	55,346	35,654
Add Access Financial Solutions’ interest expense	1,448	2,785	5,193	8,373

Operating income	$51,267	$23,598	$60,539	$44,027

This table presents our business segment assets at:

	May 1,	July 31,
	2005	2004
Machinery	$750,055	$728,151
Equipment Services	59,910	39,394
Access Financial Solutions	112,197	191,183
General corporate	202,863	68,716

	$1,125,025	$1,027,444

We manufacture our products in the United States, Belgium and France and sell these products globally, but principally in North America, Europe, Australia and Latin America. No single foreign country accounts for a significant percentage of revenue of our consolidated operations. Our revenues by geographic area consisted of the following for each of the periods ended May 1, 2005 and April 25, 2004:

	Three Months Ended		Nine Months Ended
	May 1,	April 25,	May 1,	April 25,
	2005	2004	2005	2004
United States	$379,624	$246,985	$874,384	$596,198
Europe	86,224	48,079	179,906	112,316
Other	39,508	23,623	111,161	60,288

	$505,356	$318,687	$1,165,451	$768,802

NOTE 9 – EMPLOYEE RETIREMENT PLANS

Our components of pension expense were as follows for each of the periods ended May 1, 2005 and April 25, 2004:

	Three Months Ended		Nine Months Ended
	May 1,	April 25,	May 1,	April 25,
	2005	2004	2005	2004
Service cost	$504	$513	$1,581	$1,541
Interest cost	495	500	1,744	1,498
Expected return	(293)	(221)	(880)	(664)
Amortization of prior service cost	64	64	201	192
Amortization of transition obligation	—	8	—	24
Amortization of net loss	66	144	200	433

	$836	$1,008	$2,846	$3,024

Our components of other postretirement benefits expense were as follows for each of the periods ended May 1, 2005 and April 25, 2004:

	Three Months Ended		Nine Months Ended
	May 1,	April 25,	May 1,	April 25,
	2005	2004	2005	2004
Service cost	$383	$483	$1,153	$1,450
Interest cost	502	597	1,504	1,791
Amortization of prior service cost	(190)	(106)	(573)	(316)
Amortization of net loss	115	231	348	693

	$810	$1,205	$2,432	$3,618

As a result of changes made to the retiree contribution rates, we recognized a reduction of $0.2 million and $0.5 million to our other postretirement benefits expense during the third quarter and first nine months of fiscal 2005, respectively.

NOTE 10 – RESTRUCTURING COSTS

In connection with our acquisitions, we assess and formulate plans related to their future integration. This process begins during the due diligence process and is concluded within twelve months of the acquisition. We accrue estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings anticipated at the date of acquisition, in accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made as plans are finalized, but in no event beyond one year from the acquisition date. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred.

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

Planned Headcount Reduction:
Balance at August 1, 2004	18
Reductions during fiscal 2005	—

Balance at May 1, 2005	18

Involuntary Employee Termination Benefits:
Balance at August 1, 2004	$2,783
Costs incurred during fiscal 2005	(1,246)

Balance at May 1, 2005	$1,537

Facility Closure and Restructuring Costs:
Balance at August 1, 2004	$4,265
Costs incurred during fiscal 2005	—

Balance at May 1, 2005	$4,265

The remaining involuntary employee termination benefits accrual of $1.5 million relates to payments due to headcount reductions that have occurred and the 18 remaining planned headcount reductions.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

We are a party to personal injury and property damage litigation arising out of incidents involving the use of our products. Our insurance program for fiscal 2005 is comprised of a self-insured retention of $3.0 million per claim for domestic claims, insurance coverage of $2.0 million for international claims and catastrophic coverage for domestic and international claims of $100.0 million in excess of the retention and primary coverage. We contract with an independent firm to provide claims handling and adjustment services. Our estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. We frequently review the methods of making such estimates and establishing the resulting accrued liability, and any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.

With respect to all product liability claims of which we are aware, we established accrued liabilities of $27.8 million and $21.9 million at May 1, 2005 and July 31, 2004, respectively. These amounts are included in accrued expenses and provisions for contingencies on our Condensed Consolidated Balance Sheets. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely that we would experience losses that are materially in excess of such reserve amounts. The provisions for self-insured losses are included within cost of sales in our Condensed Consolidated Statements of Income. As of May 1, 2005 and July 31, 2004, there were no insurance recoverables or offset implications and there were no claims by us being contested by insurers.

At May 1, 2005, we are a party to multiple agreements whereby we guarantee $94.7 million in indebtedness of others, including the $28.2 million maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party financing. As of May 1, 2005, two customers owed approximately 30% of our total guaranteed indebtedness. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying collateral and/or to make demand for reimbursement from other parties for any payments made by us under these agreements. At May 1, 2005, we had $6.3 million reserved related to these agreements, including a provision for losses of $2.0 million related to our pledged finance receivables. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves may be required. While we believe it is unlikely that we would experience losses under these agreements that are materially in excess of the amounts reserved, we can provide no assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations and, in the event that occurs, we cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of those reserved.

We have received notices of audit adjustments from the Pennsylvania Department of Revenue (“PA”) in connection with audits of our fiscal years 1999 through 2002. The adjustments proposed by PA consist of the disallowance of a royalty deduction taken in our income tax returns. We believe that PA has acted contrary to applicable law, and we are vigorously disputing its position. Should PA prevail in its disallowance of the royalty deduction, it would result in a cash outflow and corresponding charge of approximately $7.9 million. Although we believe it unlikely, any such action would not occur until some time after calendar 2005.

There can be no assurance that unanticipated events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

NOTE 12 – BANK CREDIT LINES AND LONG-TERM DEBT

Our long-term debt was as follows at:

	May 1,	July 31,
	2005	2004
8 3/8% senior subordinated notes due 2012	$113,750	$175,000
8 1/4% senior unsecured notes due 2008	112,975	125,000
Fair value of hedging adjustment (a)	(3,250)	(3,496)
Other	4,291	4,557

	227,766	301,061
Less current portion	829	1,050

	$226,937	$300,011

(a) These hedging adjustments are transactions that we have entered into related to our 8 1/4% senior unsecured notes due 2008 and our 8 3/8% senior subordinated notes due 2012.

The aggregate amounts of long-term debt outstanding at May 1, 2005 which will become due by the end of the third quarters in each of fiscal 2006 through 2010 are approximately: $1.6 million, $0.8 million, $0.9 million, $111.3 million and $0.9 million, respectively.

On April 8, 2005, we used approximately $13.2 million of the net proceeds from our March 2005 common stock offering to purchase in the open market $12.025 million in principal amount of our outstanding 8 1/4% Senior Unsecured Notes due 2008 (the “2008 Notes”) at a price equal to 106% of such principal amount, plus accrued and unpaid interest. We incurred a charge of approximately $0.6 million (after taxes) during the third quarter of fiscal 2005 relating to the extinguishment of debt and the write-off of deferred financing costs resulting from the open market purchase of our 2008 Notes. The pre-tax amount of $1.0 million is included in Miscellaneous, net on our Condensed Consolidated Statements of Income. The open market purchase of our 2008 Notes will lower our future interest expense by $1.0 million annually and by $0.3 million for the remainder of our current fiscal year.

On April 18, 2005, we used approximately $68.1 million of the net proceeds from our March 2005 common stock offering to redeem $61.25 million in principal amount of our outstanding 8 3/8% Senior Subordinated Notes due 2012 (the “2012 Notes”) under an “equity clawback” provision that permits a redemption of up to 35% of the aggregate principal amount of the 2012 Notes at a price equal to 108.375% of such principal amount, plus accrued and unpaid interest, at any time prior to June 15, 2005. We incurred a charge of approximately $3.2 million (after taxes) during the third quarter of fiscal 2005 relating to the extinguishment of debt, net of the deferred gain on the related interest rate swap, and the write-off of deferred financing costs resulting from the redemption of our 2012 Notes. The pre-tax amount of $5.3 million is included in Miscellaneous, net on our Condensed Consolidated Statements of Income. The redemption of our 2012 Notes will lower our future interest expense by $5.1 million annually and by $1.5 million for the remainder of our current fiscal year.

At May 1, 2005, the fair values of our $113.8 million of outstanding 2012 Notes and our $113.0 million of outstanding 2008 Notes were $117.7 million and $116.4 million, respectively, based on quoted market values. At

July 31, 2004, the fair values of our $175.0 million of outstanding 2012 Notes and our $125.0 million of outstanding 2008 Notes were $180.3 million and $131.3 million, respectively, based on quoted market values. The fair value of our remaining long-term debt at April 30, 2005 and at July 31, 2004 is estimated to approximate the carrying amount reported in the Condensed Consolidated Balance Sheets based on current interest rates for similar types of borrowings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2004. This Management’s Discussion and Analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “believes,” “expects,” “plans” and similar terminology. These statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the following: (i) general economic and market conditions, including political and economic uncertainty in areas of the world where we do business; (ii) varying and seasonal levels of demand for our products and services; (iii) limitations on customer access to credit for purchases; (iv) credit risks from our financing of customer purchases; (v) interest and foreign currency exchange rates; and (vi) costs of raw materials and energy, as well as other risks as described in “Cautionary Statements Pursuant to the Securities Litigation Reform Act of 1995” which is an exhibit to this report. We undertake no obligation to publicly update or revise any forward-looking statements.

Overview

We operate through three business segments: Machinery, Equipment Services and Access Financial Solutions. Our Machinery segment designs, manufactures and sells aerial work platforms, telehandlers, telescopic hydraulic excavators and trailers as well as an array of complementary accessories that increase the versatility and efficiency of these products for end-users. Our Equipment Services segment provides after-sales service and support for our installed base of equipment, including parts sales and equipment rentals, and sells used and remanufactured or reconditioned equipment. Our Access Financial Solutions segment arranges equipment financing and leasing solutions for our customers primarily through third party financial institutions and provides credit support in connection with these financing and lease arrangements. We sell our products on a global basis to equipment rental companies, construction contractors, manufacturing companies, home improvement centers, state and local municipalities and equipment distributors that resell our equipment. More than 60% of our new equipment sales during fiscal 2004 and the first nine months of fiscal 2005 were to equipment rental companies.

Demand for our equipment, parts and services is cyclical and seasonal. Factors that influence the demand for our equipment include the level of economic activity in our principal markets, North America, Europe, Australia and Latin America, particularly as it affects the level of commercial and other non-residential construction activity, prevailing rental rates for the type of equipment we manufacture, the age and utilization rates of the equipment in our rental company customers’ fleets relative to the equipment’s useful life and the cost and availability of financing for our equipment. These factors affect demand for our new and remanufactured equipment as well as our services that support our customers’ installed base of equipment. Demand for our equipment is generally strongest during the spring and summer months, and we have historically recorded higher revenues and profits in our fiscal third and fourth quarters relative to our fiscal first and second quarters.

We are currently experiencing strong demand for our equipment as a result of economic growth in our principal markets, including higher construction spending, and, in the United States, the replacement of old equipment in our rental company customers’ rental fleets driven by higher utilization rates. Our revenues increased 46.7% in the nine months ended May 1, 2005 in the United States and 68.6% outside of the United States relative to the nine months ended April 25, 2004. We reported record revenues in each of the quarters ended May 1, 2005, January 30, 2005 and October 31, 2004.

The major components of our cost of sales are manufacturing overhead, labor, raw materials, such as steel, and manufactured components, such as engines and machine parts.

Over the last two years, we have substantially reduced our manufacturing overhead by consolidating our North American manufacturing facilities from 13 to seven and improving our manufacturing process through strategic outsourcing of components that has resulted in better utilization and throughput from our manufacturing footprint. We are continuing to focus on managing our supply chain to reduce the cost of raw materials and purchased components. Despite these efforts, certain of our suppliers of manufactured components have experienced capacity constraints corresponding with the increase in United States economic activity. The response by our supply base to increase capacity continues to improve component availability, resulting in increased manufacturing efficiencies. However, certain of our primary suppliers continue to experience capacity constraints. We continue to monitor and work closely with these suppliers to further improve component availability and reduce delays in our manufacturing process.

In addition, steel prices rose significantly in the spring of 2004, substantially increasing our costs of raw materials and supplied components and reducing our profitability. Steel prices began to stabilize in the fall, but remain at relatively high levels. Based on our analysis of steel market price indices and forecasts, the steel content of components that we receive from our suppliers, our estimate of the portion of our suppliers’ prices attributable to steel, and our internal production plans, we determined that higher steel costs would add substantial incremental costs to our operations for fiscal 2005 compared to fiscal 2004. In response, we initially instituted a steel price surcharge of 2.755% on all new machine orders commencing with orders received after March 14, 2004. We subsequently increased the surcharge to 3.5%, implemented base price increases that average 3.0% for all new machine orders shipped after January 1, 2005 and anticipate an increase to our current steel price surcharge for fiscal 2006. Comparing our estimates of the higher steel costs year-on-year with the impact of our surcharges and price increases, we estimate that our net unrecovered steel cost for the first nine months of fiscal 2005 was approximately $56.1 million, with $26.8 million impacting the first quarter, $21.0 million impacting the second quarter and $8.3 million impacting our third quarter. These higher costs are reflected in our gross margin of 15.2% for the first nine months of fiscal 2005 compared to 18.9% for the first nine months of fiscal 2004.

In the discussion and analysis of financial condition and results of operations that follows, we attempt to list contributing factors in order of significance to the point being addressed.

Results for the Third Quarters of Fiscal 2005 and 2004

We reported net income of $22.7 million, or $0.47 per share on a diluted basis, for the third quarter of fiscal 2005, compared to net income of $8.7 million, or $0.20 per share on a diluted basis, for the third quarter of fiscal 2004. Earnings for the third quarter of fiscal 2005 included $1.1 million of integration expenses related to our August 2003 acquisition of the OmniQuip business unit of Textron Inc. (“OmniQuip”) compared to $2.9 million for the third quarter of fiscal 2004. Certain of these charges are included in cost of sales and others are included in selling, administrative and product development expenses. In addition, earnings for the third quarter of fiscal 2005 included net costs of $6.3 million associated with the early retirement of debt and unfavorable currency adjustments of $1.0 million compared to unfavorable currency adjustments of $1.9 million for the third quarter of fiscal 2004.

Our revenues for the third quarter of fiscal 2005 were $505.4 million, up 58.6% from $318.7 million in the third quarter of fiscal 2004. The following tables outline our revenues by segment, products and geography (in thousands) for the fiscal quarters ended May 1, 2005 and April 25, 2004:

	May 1,	April 25,
	2005	2004
Segment:
Machinery	$437,595	$261,263
Equipment Services	64,313	53,258
Access Financial Solutions (a)	3,448	4,166

	$505,356	$318,687

Products:
Aerial work platforms	$278,071	$146,017
Telehandlers	141,660	99,439
Excavators	17,864	15,807
After-sales service and support, including parts sales, and used and reconditioned equipment sales	62,304	51,387
Financial products (a)	3,373	3,913
Rentals	2,084	2,124

	$505,356	$318,687

Geographic:
United States	$379,624	$246,985
Europe	86,224	48,079
Other	39,508	23,623

	$505,356	$318,687

(a)	Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The increase in Machinery segment revenues from $261.3 million to $437.6 million, or 67.5%, reflects strong growth in all product lines, led by a 90.4% increase in sales of aerial work platforms and a 42.5% increase in sales of telehandlers, primarily resulting from general economic growth in North America reflecting positive trends in construction spending, capacity utilization and consumer confidence; the continued growth in the European economy; and higher demand in Australia due to increased spending on public and private infrastructure.

The increase in Equipment Services segment revenues from $53.3 million to $64.3 million, or 20.8%, was principally due to increased service parts sales as a result of our rental customers’ fleets aging and increased utilization of their fleet equipment, sales of rebuilt equipment to the military and sales associated with our ServicePlus TM initiative, partially offset by lower rental fleet sales.

The decrease in Access Financial Solutions segment revenues from $4.2 million to $3.4 million, or 17.2%, was principally attributable to a decrease in our portfolio as we continue to transition customers to our limited recourse financing arrangements originated through “private label” finance companies. While we experienced decreased interest income attributable to our pledged finance receivables, we also experienced a corresponding decrease in our limited recourse debt. This resulted in $1.1 million less of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, payments to monetization purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.

Our domestic revenues for the third quarter of fiscal 2005 were $379.6 million, up 53.7% from the third quarter of fiscal 2004 revenues of $247.0 million. The increase in our domestic revenues reflects strong growth in all product lines as a result of general economic growth in North America and increased demand for used equipment. Revenues generated from sales outside of the United States for the third quarter of fiscal 2005 were $125.7 million, up 75.4% from the third quarter of fiscal 2004 revenues of $71.7 million. The increase in our revenues generated from sales outside of the United States was primarily attributable to improved market conditions in the European and Australian regions resulting in increased sales of aerial work platforms.

Our gross profit margin was 19.4% for the third quarter of fiscal 2005 compared to the prior year quarter’s 20%.

The gross profit margin of our Machinery segment was 17.0% for the third quarter of fiscal 2005 compared to 16.5% for the third quarter of fiscal 2004. The increase was primarily due to the higher sales volume during the quarter, price increases and surcharges, cost reductions, productivity improvements and the favorable impact of currency. The increase in our gross profit margin was partially offset by an increase in market prices of raw materials, such as steel and energy and continued manufacturing inefficiencies resulting from capacity constraints in our supplier base.

The gross profit margin of our Equipment Services segment was 31.8% for the third quarter of fiscal 2005 compared to 31.3% for the third quarter of fiscal 2004. The increase was primarily due to an increase in service parts sales as a percentage of total segment revenues, partially offset by lower overall margins on service parts sales.

The gross profit margin of our Access Financial Solutions segment was 94.1% for the third quarter of fiscal 2005 compared to 93.4% for the third quarter of fiscal 2004 primarily due to an increase in financial product revenues as a percentage of total segment revenues. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses increased $6.6 million in the third quarter of fiscal 2005 compared to the prior fiscal year third quarter, but as a percentage of revenues decreased to 9.2% for the third quarter of fiscal 2005 compared to 12.6% for the prior fiscal year third quarter. The following table summarizes the increase or (decrease) by category in selling, administrative and product development expenses (in millions) for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004:

Bonus expense	$2.2
Advertising and trade show costs	1.8
Delta Manlift (“Delta”) operations	1.1
Utilities	0.5
Salaries and related benefits	0.5
ServicePlus operations	0.4
Bad debt expense	(1.0)
OmniQuip integration expenses	(1.3)
Other	2.4

$6.6

Our Machinery segment’s selling, administrative and product development expenses increased $4.3 million due primarily to expenses associated with the Delta operations, which we acquired late in fiscal 2004, and increases in depreciation and amortization expense, OmniQuip integration expense, consulting and legal costs associated with ordinary business activities and costs related to advertising and trade shows. Partially offsetting these effects was a decrease in pension and other postretirement benefit costs.

Our Equipment Services segment’s selling and administrative expenses increased $1.1 million due primarily to expenses associated with our ServicePlus operations, which we launched during the fourth quarter of fiscal 2004, higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs and higher consulting and legal costs associated with ordinary business activities.

Our Access Financial Solutions segment’s selling and administrative expenses increased $0.2 million due primarily to an increase in bad debt provisions and higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs.

Our general corporate selling, administrative and product development expenses increased $1.0 million due primarily to an increase in bonus expense primarily due to our increased profitability, higher costs related to advertising and trade shows and higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs. Partially offsetting these increases were decreases in OmniQuip integration expenses and lower bad debt provisions as a result of specific reserves related to certain European customers incurred during the third quarter of the prior year.

The decrease in interest expense of $0.8 million for the third quarter of fiscal 2005 was primarily due to decreased interest expense associated with our limited recourse and non-recourse monetizations as a result of a decrease in our limited recourse debt.

Our miscellaneous income (expense) category included currency losses of $1.0 million in the third quarter of fiscal 2005 compared to $1.9 million in the third quarter of fiscal 2004. In addition, our miscellaneous income (expense) category for the third quarter of fiscal 2005 included costs associated with the early retirement of debt. The change in currency for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 was primarily attributable to the favorable impact of a weaker US dollar against the Euro, British pound and the Australian dollar, partially offset by the unfavorable impact of unrealized forward exchange contracts. We enter into certain foreign currency contracts, principally forward contracts, to manage some of our foreign exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sale of our products will be affected by changes in exchange rates. We do not designate our forward exchange contracts as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and as a result we recognize the mark-to-market gain or loss on these contracts in earnings.

For additional information related to our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Results for the First Nine Months of Fiscal 2005 and 2004

We reported net income of $21.5 million, or $0.46 per share on a diluted basis, for the first nine months of fiscal 2005, compared to net income of $11.4 million, or $0.26 per share on a diluted basis, for the first nine months of fiscal 2004. Earnings for the first nine months of fiscal 2005 included $4.1 million of integration expenses related to our acquisition of OmniQuip, compared to $11.0 million for the first nine months of fiscal 2004. Certain of these charges are included in cost of sales and others are included in selling, administrative and product development expenses. In addition, earnings for the first nine months of fiscal 2005 included net costs of $6.3 million associated with the early retirement of debt and favorable currency adjustments of $4.4 million compared to unfavorable currency adjustments of $1.1 million for the first nine months of fiscal 2004.

Our revenues for the first nine months of fiscal 2005 were $1.165 billion, up 51.6% from $768.8 million in the first nine months of fiscal 2004. The following tables outline our revenues by segment, products and geography (in thousands) for the nine-month periods ended May 1, 2005 and April 25, 2004:

	May 1,	April 25,
	2005	2004
Segment:
Machinery	$971,347	$622,487
Equipment Services	184,733	134,895
Access Financial Solutions (a)	9,371	11,420

	$1,165,451	$768,802

Product:
Aerial work platforms	$574,111	$344,631
Telehandlers	353,818	241,355
Excavators	43,418	36,501
After-sales service and support, including parts sales, and used and reconditioned equipment sales	178,630	129,094
Financial products (a)	9,089	11,031
Rentals	6,385	6,190

	$1,165,451	$768,802

Geographic:
United States	$874,384	$596,198
Europe	179,906	112,316
Other	111,161	60,288

	$1,165,451	$768,802

(a)	Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.

The increase in Machinery segment revenues from $622.5 million to $971.3 million, or 56.0%, reflects strong growth in all product lines, led by a 66.6% increase in sales of telehandlers, a 46.6% increase in sales of aerial work platforms and a 19.0% increase in sales of excavators, primarily resulting from general economic growth in North America, reflecting positive trends in construction spending, capacity utilization and consumer confidence; growth in the European economy; higher demand in Australia due to increased spending on public and private infrastructure; and increased demand in the Pacific Rim and Latin America markets as a result of improved economic conditions.

The increase in Equipment Services segment revenues from $134.9 million to $184.7 million, or 36.9%, was principally due to increased service parts sales as a result of our rental customers’ fleets aging and increased utilization of their fleet equipment, higher rental fleet and rebuilt equipment sales as a result of improved market conditions and increased demand for used equipment, and rebuilt equipment sales to the military.

The decrease in Access Financial Solutions segment revenues from $11.4 million to $9.4 million, or 17.9%, was principally attributable to a decrease in our portfolio as we continue to transition customers to our limited recourse financing arrangements originated through “private label” finance companies. While we experienced decreased interest income attributable to our pledged finance receivables, we also experienced a corresponding decrease in our limited recourse debt. This resulted in $2.9 million less of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, payments to monetization purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.

Our domestic revenues for the first nine months of fiscal 2005 were $874.4 million, up 46.7% from the first nine months of fiscal 2004 revenues of $596.2 million. The increase in our domestic revenues reflects strong growth in all product lines as a result of general economic growth in North America and increased demand for used equipment. Revenues generated from sales outside of the United States for the first nine months of fiscal 2005 were $291.1 million, up 68.6% from the first nine months of fiscal 2004 revenues of $172.6 million. The increase in our revenues generated from sales outside of the United States was primarily attributable to improved market conditions in the European, Australian, Pacific Rim and Latin America regions resulting in increased sales of aerial work platforms and telehandlers.

Our gross profit margin was 15.2% for the first nine months of fiscal 2005 compared to the prior year period’s 18.9%.

The gross profit margin of our Machinery segment was 11.2% for the first nine months of fiscal 2005 compared to 14.6% for the first nine months of fiscal 2004. The decrease was primarily due to an increase in market prices of raw materials, such as steel and energy, continued manufacturing inefficiencies resulting from capacity constraints in our supplier base and a less favorable product mix. The decrease in our gross profit margin was partially offset by the higher sales volume during the first nine months of fiscal 2005, price increases and surcharges, cost reductions, productivity improvements, the favorable impact of currency and lower OmniQuip integration expenses.

The gross profit margin of our Equipment Services segment was 32.6% for the first nine months of fiscal 2005 compared to 32.1% for the first nine months of fiscal 2004. The increase was primarily due to improved margins on used equipment sales reflecting increased demand for used equipment, partially offset by a decrease in service parts sales as a percentage of total segment revenues and lower overall margins on service parts sales.

The gross profit margin of our Access Financial Solutions segment was 93.6% for the first nine months of fiscal 2005 compared to 96.2% for the first nine months of fiscal 2004. The decrease was primarily due to a decrease in financial product revenues as we continue to transition customers to our limited recourse arrangements originated through “private label” finance companies. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

Our selling, administrative and product development expenses increased $15.7 million in the first nine months of fiscal 2005 compared to the first nine months of the prior year, but as a percentage of revenues decreased to 10.0% for the first nine months of fiscal 2005 compared to 13.2% for the first nine months of the prior year. The following table summarizes the increase or (decrease) by category in selling, administrative and product development expenses (in millions) for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004:

Consulting and legal costs	$3.4
Delta operations	3.0
Advertising and trade show costs	2.7
Salaries and related benefits	2.6
Product development expenses	1.6
Bonus expense	1.4
ServicePlus operations	1.3
Utilities	0.9
Depreciation and amortization expense	0.8
OmniQuip integration expenses	(3.2)
Bad debt expense	(3.3)
Other	4.5

$15.7

Our Machinery segment’s selling, administrative and product development expenses increased $12.5 million due primarily to expenses associated with our Delta operations, an increase in bad debt provisions, an increase in product development expenses related to our aerial work platforms and North American and European telehandler products, increased OmniQuip integration expenses, increased depreciation and amortization expense, an increase in bonus expense primarily due to our increased profitability and a reclassification between segments, and an increase in costs related to advertising and trade shows. Partially offsetting these effects were decreases in pension and other postretirement benefit costs and payroll and related benefit costs.

Our Equipment Services segment’s selling and administrative expenses increased $2.7 million due primarily to expenses associated with our ServicePlus operations, which we launched during the fourth quarter of fiscal 2004, higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs and increased consulting and legal costs associated with ordinary business activities.

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

Our general corporate selling, administrative and product development expenses increased $0.9 million due primarily to increased consulting and legal costs associated with ordinary business activities, higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs, and increases in costs related to advertising and trade shows, utility expense, rent expense and bonus expense primarily due to our increased profitability offset in part by a reclassification between segments. Partially offsetting these increases were lower bad debt provisions as a result of specific reserves related to certain European customers incurred during the first nine months of the prior year and a decrease in OmniQuip integration expenses.

The decrease in interest expense of $3.0 million for the first nine months of fiscal 2005 was primarily due to decreased interest expense associated with our limited recourse and non-recourse monetizations as a result of a decrease in our limited recourse debt.

Our miscellaneous income (expense) category included currency gains of $4.4 million in the first nine months of fiscal 2005 compared to currency losses of $1.1 million in the first nine months of fiscal 2004. In addition, our miscellaneous income (expense) category for the first nine months of fiscal 2005 included costs associated with the early retirement of debt. The change in currency for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 was primarily attributable to the favorable impact of the weaker US dollar against the Euro, British pound and the Australian dollar, partially offset by the unfavorable impact of unrealized forward exchange contracts. As discussed above in our results for the third quarters of fiscal 2005 and 2004, we enter into certain foreign currency contracts, principally forward contracts, to manage some of our foreign exchange risk.

For additional information related to our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Our effective tax rate for the first nine months of fiscal 2005 was 39.8% compared to 36.3% for the first nine months of fiscal 2004. The increase in our effective tax rate was primarily attributable to non-deductible compensation related to the accelerated vesting of restricted stock awards triggered by our share price appreciation and provisions for potential adverse tax settlements. We anticipate that our effective tax rate for fiscal 2006 will be in the range of 36% to 37%.

The American Job Creation Act of 2004 (the “Job Creation Act”) was enacted on October 22, 2004. Among other things, the Job Creation Act repeals an export incentive and creates a new deduction for qualified domestic manufacturing activities. We are in the process of evaluating the potential impact of this legislation.

Financial Condition

Cash generated from operating activities was $88.1 million for the first nine months of fiscal 2005 compared to cash used in operating activities of $45.3 million in the first nine months of fiscal 2004. The increase in cash generated from operations resulted primarily from a decrease in trade receivables attributable to stronger collections during the first nine months of 2005 and an increase in accounts payable due to higher production levels as a result of the increase in demand for our products, partially offset by higher inventory levels to support the increased business activity and inefficiencies associated with component shortages. Stronger collections are principally from the results of an initiative under our Six Sigma program focused on improving collection processes and procedures.

Investing activities during the first nine months of fiscal 2005 used $82.3 million of cash compared to $107.4 million used for the first nine months of fiscal 2004. The decrease in cash used in investing activities is principally attributable to the OmniQuip acquisition completed during the first quarter of fiscal 2004, partially offset by our investments in marketable securities from the unused portion of the net proceeds from our March 2005 common stock offering and the improvement in our working capital position.

Financing activities provided cash of $58.4 million for the first nine months of fiscal 2005 compared to $32.1 million for the first nine months of fiscal 2004. The increase in cash provided by financing activities reflected our net proceeds from the issuance of common stock of $119.5 million during the third quarter of fiscal 2005 and proceeds from the exercise of stock options during the first nine months of fiscal 2005. Partially offsetting the increase in cash provided by financing activities was the repurchase of $12.025 million in principal amount of our outstanding 2008 Notes, the repurchase of $61.25 million in principal amount of our outstanding 2012 Notes and the absence of monetizations of our finance receivables during the first nine months of fiscal 2005 compared to $14.0 million of monetizations during the first nine months of fiscal 2004.

Due to the seasonality of our sales, during certain periods we may generate negative cash flows from operations despite reporting profits. Generally, this may occur in periods in which we are building inventory levels in anticipation of sales during peak periods as well as other uses of working capital related to payment terms associated with trade receivables or other sale arrangements.

The following table provides a summary of our contractual obligations (in thousands) at May 1, 2005:

		Payments Due by Period
		Less than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years
Short and long-term debt (a)	$228,489	$1,552	$1,742	$112,191	$113,004
Limited recourse debt (b)	70,586	29,708	38,725	2,153	—
Operating leases (c)	27,719	7,240	11,610	4,232	4,637
Purchase obligations (d)	141,781	141,781	—	—	—

Total contractual obligations (e)	$468,575	$180,281	$52,077	$118,576	$117,641

(a)	Includes our 2008 Notes, 2012 Notes and indebtedness under our bank credit facilities.

(b)	Our limited recourse debt is the result of the sale of finance receivables through limited recourse monetization transactions.

(c)	In accordance with SFAS No. 13, “Accounting for Leases”, operating lease obligations are not reflected in the balance sheet.

(d)	We enter into contractual arrangements that result in our obligation to make future payments, including purchase obligations. We enter into these arrangements in the ordinary course of business in order to ensure adequate levels of inventories, machinery and equipment, or services. Purchase obligations primarily consist of inventory purchase commitments, including raw materials, components and sourced products.

(e)	We anticipate that funding of our pension and postretirement benefit plans in fiscal 2005 will approximate $3.4 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not presented estimated pension and postretirement funding in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.

The following table provides a summary of our other commercial commitments (in thousands) at May 1, 2005:

		Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			Over 5
	Committed	1 Year	1-3 Years	4-5 Years	Years
Standby letters of credit	$4,091	$4,091	$—	$—	$—
Guarantees (a)	94,680	10,033	49,861	27,503	7,283

Total commercial commitments	$98,771	$14,124	$49,861	$27,503	$7,283

(a)	We discuss our guarantee agreements in Note 11 of Notes to Condensed Consolidated Financial Statements of this report.

On August 1, 2003, we completed our acquisition of OmniQuip, which includes all operations relating to the Sky Trak® and Lull® brands of telehandler products. As a result of the OmniQuip acquisition, we anticipate funding approximately $13.0 million in remaining integration expenses through July 31, 2007 with cash generated from operations and borrowings under our credit facilities.

On March 16, 2005, we completed the sale of 5,750,000 shares of our common stock in an underwritten public offering at a price to the public of $21.97 per share. After deducting underwriting discounts and commissions and offering expenses paid by us, net proceeds from this offering totaled approximately $119.5 million.

On April 8, 2005, we used approximately $13.2 million of the net proceeds from the common stock offering to purchase in the open market $12.025 million in principal amount of our outstanding 2008 Notes at a price equal to 106% of such principal amount, plus accrued and unpaid interest. We incurred a charge of approximately $0.6 million (after taxes) during the third quarter of fiscal 2005 relating to the extinguishment of debt and the write-off of deferred financing costs resulting from the open market purchase of our 2008 Notes. The open market purchase of our 2008 Notes will lower our future interest expense by $1.0 million annually and by $0.3 million for the remainder of our current fiscal year.

On April 18, 2005, we used approximately $68.1 million of the net proceeds from the common stock offering to redeem $61.25 million in principal amount of our outstanding 2012 Notes under an “equity clawback” provision that permits a redemption of up to 35% of the aggregate principal amount of the 2012 Notes at a price equal to 108.375% of such principal amount, plus accrued and unpaid interest, at any time prior to June 15, 2005. We incurred a charge of approximately $3.2 million (after taxes) during the third quarter of fiscal 2005 relating to the extinguishment of debt, net of the deferred gain on the related interest rate swap, and the write-off of deferred financing costs resulting from the redemption of our 2012 Notes. The redemption of our 2012 Notes will lower our future interest expense by $5.1 million annually and by $1.5 million for the remainder of our current fiscal year.

Our principal sources of liquidity for the next twelve months will be existing cash balances, cash generated from operations and borrowings under our credit facilities. Availability of funds under our credit facilities and monetizations of finance receivables depend on a variety of factors described below. As of May 1, 2005, we had cash balances totaling $97.5 million, investments in short-term marketable securities of $74.9 million and unused credit commitments totaling $190.0 million.

We have a three-year $175 million senior secured revolving credit facility that expires September 23, 2006 and a pari passu, one-year $15 million cash management facility that expires September 23, 2005. Both facilities are secured by a lien on substantially all of our domestic assets excluding property, plant and equipment. Availability of credit requires compliance with financial and other covenants, including a requirement that we maintain (i) leverage ratios during fiscal 2005 of Net Funded Debt to EBITDA (as defined in the senior secured revolving credit facility) and Net Funded Senior Debt to EBITDA (as defined in the senior secured revolving credit facility) measured on a rolling four quarters not to exceed 5.00 to 1.00 and 2.00 to 1.00, respectively, (ii) a fixed charge coverage ratio of not less than 2.00 to 1.00 through July 31, 2005, and (iii) a Tangible Net Worth (as defined in the senior secured revolving credit facility) of at least $194.0 million, plus 50% of Consolidated Net Income (as defined in the senior secured revolving credit facility) on a cumulative basis for each preceding fiscal quarter, commencing with the quarter ended July 31, 2003. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and 70% of various categories of domestic inventory. Accordingly, credit available to us under these facilities will vary with seasonal and other changes in the borrowing base and leverage ratios and we may not have full availability of the stated maximum amount of credit at all times. However, based on our current business plan, we expect to have sufficient credit availability that combined with existing cash balances and cash to be generated from operations will meet our expected seasonal requirements for working capital, planned capital and integration expenditures for the next twelve months.

Historically our Access Financial Solutions segment originated and monetized customer finance receivables, principally through limited recourse syndications. Since late 2003, the focus of this segment has shifted to providing “private label” financing solutions through program agreements with third-party funding providers, subject to limited recourse to us. Transactions funded by the finance companies are not held by us as financial assets, and therefore their subsequent monetization is not recorded on our financial statements. Some transactions not funded by the finance companies may still be funded by us to the extent of our liquidity sources and subsequently monetized or they may be funded directly by other credit providers.

During the first nine months of fiscal 2005 and all of fiscal 2004, we monetized $0 and $13.4 million, respectively, in finance receivables through syndications. During the same periods, $24.0 million and $21.2 million, respectively, of sales to our customers were funded through program agreements with third-party finance companies. Although monetizations generate cash, under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, the monetized portion of our finance receivables portfolio remains recorded on our balance sheet as limited recourse debt. We expect that our limited recourse debt balance will continue to decline.

As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements of this report, we are a party to multiple agreements whereby we guarantee $94.7 million in indebtedness of others. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. Also as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, our future results of operations, financial condition and liquidity may be affected to the extent that our ultimate exposure with respect to product liability varies from current estimates. Also as discussed in Note 11 and in Item 1 of Part II of this report, pending legal proceedings and other contingencies have the potential to adversely affect our financial condition or liquidity.

Off-Balance Sheet Arrangements

Information regarding off-balance sheet arrangements is included in our Contractual Obligations and Other Commercial Commitments tables contained in Item 2 of Part I of this report and in Note 11 of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of Part I of this report.

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

Guarantees of the Indebtedness of Others: We enter into agreements with finance companies whereby our equipment is sold to a finance company, which, in turn, sells or leases it to a customer. In some instances, we retain a liability in the event the customer defaults on the financing. Reserves are established related to these guarantees based upon our understanding of the current financial position of these customers and based on estimates and judgments made from information available at that time. If we become aware of deterioration in the financial condition of our customers or of any impairment of their ability to make payments, additional allowances may be required. Although we may be liable for the entire amount of a customer’s financial obligation under guarantees, our losses would be mitigated by the value of any underlying collateral including financed equipment.

In addition, we have monetized a substantial portion of the receivables originated by AFS through a series of syndications, limited recourse financings and other monetization transactions. In connection with some of these monetization transactions, we have a loss exposure associated with our pledged finance receivables related to possible defaults by the obligors under the terms of the contracts, which comprise these finance receivables. Allowances have been established related to these monetization transactions based upon the current financial position of these customers and based on estimates and judgments made from information available at that time. If the financial condition of these obligors were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. We discuss our guarantee agreements in Note 11 of the Notes to Condensed Consolidated Financial Statements of this report.

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

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Condensed Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We evaluate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. The carrying value of the net deferred tax assets assumes, based on estimates and assumptions, that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the benefits of such assets. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our Condensed Consolidated Statements of Income. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities and tax planning strategies in making the assessment. We evaluate the ability to realize the deferred tax assets and assess the need for additional valuation allowances quarterly.

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

Pension and Postretirement Benefits: Pension and postretirement benefit costs and obligations are dependent on assumptions used in calculation of these amounts. These assumptions, used by actuaries, include discount rates, expected returns on plan assets for funded plans, rates of salary increases, health care cost trend rates, mortality rates and other factors. In accordance with GAAP, actual results that differ from the actuarial assumptions are accumulated and amortized to future periods and therefore affect recognized expense and recorded obligations in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially effect our financial position or results of operations.

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

Revenue Recognition: Sales of non-military equipment and service parts are unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are “free-on-board” shipping point (FOB shipping point). However, certain sales, including our All-Terrain Lifter, Army System (“ATLAS”) brand of military telehandler products, may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the equipment and risk of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer, and we have no further obligations under the order other than customary post-sales support activities. During the first nine months of fiscal 2005, less than 1.5% of our sales were invoiced and the revenue recognized prior to customers taking physical possession. In the instances that our shipping terms are “shipping point destination,” revenue is recorded at the time the goods reach our customers.

The sales terms for our ATLAS brand of military telehandler products are FOB Origin. In order for us to recognize revenue, the ATLAS telehandler products must pass inspection by a government Quality Assurance Representative (“QAR”) at the point of production to insure adequate special paint requirements. The sales terms of our Millennia Military Vehicle (“MMV”) brand of military telehandler products are FOB Destination. In order for us to recognize revenue, the MMV telehandler products must pass inspection by a government QAR at the point of production to insure special paint requirements are met and by a government representative at the point of destination to verify delivery without damage during transportation.

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

We ship equipment on a limited basis to certain customers on consignment, which under GAAP allows recognition of the revenues only upon final sale of the equipment by the consignee. At May 1, 2005, we had $4.1 million of inventory on consignment.

Warranty: We establish reserves related to the warranties we provide on our products. Specific reserves are maintained for programs related to equipment safety and reliability issues. We establish estimates based on the size of the population, the type of program, costs to be incurred by us and estimated participation. We maintain additional reserves based on the historical percentage relationships of such costs to equipment sales and applied to current equipment sales. If these estimates and related assumptions change, we may be required to record additional reserves.

Additional information regarding our critical accounting policies is included in Note 1 of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended July 31, 2004.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements of the report.

Outlook

Economic activity, particularly commercial and non-residential construction activity, the primary drivers of equipment demand, continues at a healthy pace. Fleet age, rental and utilization rates for our type of equipment continues to drive demand in most all geographic regions and product lines. Rental companies are continuing their strong pace of equipment refreshment propelled by some of the highest utilization rates they have seen since the last cycle peak in 2000. If historical patterns hold true, in the near- to mid-term, we should be moving from a strong cyclical recovery into an expansion phase as improving economic conditions in our principal markets and higher construction spending continue to drive demand. We also expect the continuing improvement of component availability to help drive operating efficiency gains.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage exposure to these risks principally through our regular operating and financing activities.

We are exposed to changes in interest rates as a result of our outstanding debt. In June 2003, we entered into a $70.0 million fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% in order to mitigate our interest rate exposure. The basis of the variable rate paid is the 6-month London Interbank Offered Rate (“LIBOR”) plus 4.51%. In July 2003, we entered into a $62.5 million fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 1/4% in order to mitigate our interest rate exposure. The basis of the variable rate paid is LIBOR plus 5.15%. During fiscal 2003, we terminated our $87.5 million notional fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% that we entered into during June 2002, which resulted in a deferred gain of $6.2 million. The remaining deferred gain of $3.1 million will offset interest expense over the remaining life of the debt. At May 1, 2005, we had $132.5 million of interest rate swap agreements outstanding. These swap agreements are designated as hedges of the fixed-rate borrowings which are outstanding and are structured as perfect hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Total interest bearing liabilities at May 1, 2005 consisted of $126.1 million in variable-rate borrowing and $173.0 million in fixed-rate borrowing. At the current level of variable-rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $0.9 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed-rate debt.

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

Internal Controls

We maintain a system of internal controls over financial reporting. Under Section 404 of the Sarbanes-Oxley Act, we will be required to include in our fiscal 2005 annual report on Form 10-K our management’s assessment of the effectiveness of our internal controls over financial reporting as of July 31, 2005. As a result, we have been reviewing our internal controls over financial reporting, improving the related documentation, identifying and remediating any deficiencies that have been identified and developing and implementing a testing process to assess their effectiveness. Notwithstanding this ongoing effort, there have been no significant changes in our internal controls during the third quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that failures can occur because of simple error or mistake.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
JLG Industries, Inc.

We have reviewed the condensed consolidated balance sheet of JLG Industries, Inc. as of May 1, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods ended May 1, 2005 and April 25, 2004 and the condensed consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended May 1, 2005 and April 25, 2004. These financial statements are the responsibility of the Company’s management.

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
May 18, 2005

PART II OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

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

ITEMS 2 - 5

None/not applicable.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

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

JLG INDUSTRIES, INC.
(Registrant)

Date: May 26, 2005	/s/ James H. Woodward, Jr.

James H. Woodward, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 26, 2005	/s/ John W. Cook

John W. Cook
Chief Accounting Officer
(Chief Accounting Officer)