Form 10-K
period 2005-07-31
JLG INDUSTRIES INC
filed 2005-10-03
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________
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
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At September 23, 2005, there were 51,658,223 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant at that date was $1,646,515,193.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

Item

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61
13. Certain Relationships and Related Transactions	61
14. Principal Accountant Fees and Services	62

PART IV

15. Exhibits and Financial Statement Schedules	62
(a) (1) Financial Statements	62
(a) (2) Financial Statement Schedules	62
(a) (3) Exhibits	62
Signatures	63
EX-12
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99

ii

PART I
ITEM 1. BUSINESS
     Founded in 1969, we are the world’s leading producer of access equipment (which we define as aerial work platforms and telehandlers) and highway-speed telescopic hydraulic excavators (excavators) based on gross revenues. Our aerial work platform and telehandler products are used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at heights. Our access equipment customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and the U.S. military. Our excavator products are used primarily by state and local municipalities in earthmoving applications. We sell our products globally under some of the most well established and widely recognized brand names in the access equipment industry, including JLG®, SkyTrak®, Lull®, Toucan® Manlift® and Gradall®. We have manufacturing facilities in the United States, Belgium and France, as well as sales and service operations on six continents. We operate on a 5-4-4 week quarter with our fiscal year and fourth quarter ending on July 31. Our first quarter ends on the Sunday closest to October 31 that either coincides with or precedes that date. Our second and third quarters end 13 and 26 weeks, respectively, following the end of the first quarter.
     Building on our European presence while remaining focused on the access industry, on April 30, 2004, we completed our purchase of Delta Manlift SAS (“Delta”), a subsidiary of The Manitowoc Company (“Manitowoc”). Headquartered in Tonneins, France, Delta has two facilities that manufacture the Toucan Manlift brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations. In addition, we purchased certain intellectual property and related assets of Manitowoc’s discontinued product lines, which will permit us to re-launch selected models of the Liftlux brand scissor lifts. The Liftlux brand of scissor lifts, primarily known for large capacity and height, is popular with specialty re-rental companies in Europe and North America and complements the upper end of our scissor lift line. For additional information relative to our Delta acquisition, see Note 2 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
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
Products and Services
     We operate through three business segments: Machinery, Equipment Services, and Access Financial Solutions.
Machinery
     Our Machinery segment designs, manufactures and sells aerial work platforms, telehandlers, telescoping hydraulic excavators and trailers, as well as an array of complementary accessories that increase the versatility and efficiency of these products for end-users.
     Our JLG, Toucan and Manlift brand aerial work platforms are designed to permit workers to position themselves, their tools and materials efficiently and safely in elevated work areas that otherwise might have to be reached by scaffolding, ladders or other devices. We produce three basic types of aerial work platforms under the JLG brand: boom lifts, scissor lifts, and vertical personnel lifts, which include our stock pickers. Aerial work platforms consist of a platform mounted at the end of telescoping and/or articulating booms or on top of scissor-type or other vertical lifting mechanisms, which, in turn, are mounted on mobile chassis. A variety of standard accessories for specified end-user applications also may be incorporated into certain aerial work platform models. Our aerial work platforms are primarily used in construction, industrial and commercial applications and are designed for stable operation in elevated positions.

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
     Our scissor lifts are designed to provide access from directly below or adjacent to a work area. In general, scissor lifts have larger work areas and allow for heavier loads than boom lifts. Compact electric models can maneuver in restricted areas, and many are designed to fit through standard doorways. Larger models, usually with internal combustion engines, are used in outdoor environments and generally provide higher capacities and larger work areas than indoor models. Scissor lifts may be maneuvered in a manner similar to boom lifts, but the platforms may be extended only vertically, except for a standard feature that extends the deck horizontally up to six feet. Scissor lifts are available in various models, with maximum platform heights of up to 80 feet and various platform sizes of up to seven feet wide and up to 14 feet long. The rated lift capacities range from 500 to 2,500 pounds.
     Our vertical mast lifts consist of a work platform attached to an aluminum or steel mast that extends vertically, which, in turn, is mounted on either a push-around or self-propelled base. Available in various models, these machines in their retracted position can fit through standard door openings, yet reach platform heights of up to 41 feet when fully extended, and have rated lift capacities ranging between 300 and 500 pounds. In addition, our stock picker models can reach up to 21 feet and have a rated lift capacity of up to 500 pounds.
     During the fourth quarter of fiscal 2005, we announced an expanded focus on commercial and industrial market channels for access products, such as our vertical mast lifts and trailers, through the formation of the Commercial Solutions Group. The Commercial Solutions Group is an element in our strategy to diversify our revenue base and expand our market penetration of non-rental company channels for access equipment. The requirements of these direct-to-customer channels for product design and customer service will be the focus of the Commercial Solutions Group.
     Our SkyTrak, Lull, Gradall and JLG brand telehandlers are typically used by residential, non-residential and institutional building contractors and agricultural workers for lifting, transporting and placing a wide variety of materials at their point of use or storage. We are North America’s leading manufacturer and marketer of telehandlers. Our telehandlers have rated lift capacities ranging from 6,600 to 12,000 pounds and maximum lifting heights ranging from 23 to 55 feet and can be fitted with a variety of material handling attachments. In addition to our commercial lines, we also manufacture the All-Terrain Lifter, Army System (“ATLAS”) under a sole source contract with the U.S. Army. We also have a contract to provide the Millennia Military Vehicle (“MMV”) to the U.S. Marine Corps. The ATLAS and MMV are specifically designed for military applications.
     We are a growing player in the European telehandler market and our European-design telehandlers leverage our traditional aerial work platform product line and our existing European-based manufacturing, sales and service operations. As a result of two separate asset acquisitions, we offer a line of European-style telehandlers designed for construction and industrial use, as well as a line specifically designed for agricultural applications, which comprise a significant portion of the European telehandler market. To better access the agricultural segment of the European telehandler market, in April 2005, we entered into an agreement with SAME Deutz-Fahr Group (“SDFG”) whereby SDFG is now marketing certain of our compact telehandlers in the European agricultural segment through its distributor network. This relationship strengthens our efforts to market telehandlers to the agricultural market and helps diversify our end-use customers, which historically have been found in construction, general industry and maintenance markets. All European-style telehandlers are produced in our Maasmechelen, Belgium facility.
     Our Gradall brand excavators are typically used by contractors and government agencies for ditching, sloping, finish grading and general maintenance and infrastructure projects. Our excavators are distinguished from other types of excavators by their telescoping, rotating booms and low overhead clearance requirements. Unlike the articulated booms on traditional excavators, the Gradall boom’s “arm-like” motion increases the machine’s versatility, optimizing the potential to use a wide variety of attachments. We manufacture and market a variety of track-mounted and wheel-mounted excavators, including specialized models used in mining, steel production and hazardous waste removal applications, and we are the leading supplier of highway-speed wheel-mounted excavators in North America.
     In North America, we also manufacture a line of Triple-L™ drop-deck trailers with load capacities ranging from 2,000 to 10,000 pounds. These load trailers are primarily sold to big box retailers and large national rental companies to provide their equipment rental customers with the capability to transport our equipment. Additionally, we assemble and market portable light towers in Australia.
     A wide range of complementary accessories is available across our product lines. These accessories not only enhance the productivity of our equipment, but also help to optimize a given piece of equipment to meet the demands of a specific application or task. For our telehandlers and hydraulic excavators, the accessories are primarily boom-end attachments that alter the nature of the machine, switching an excavator, for example, from ground-engaging, high-production digging mode to a grading tool, able to perform final ground profiling and contouring prior to the re-seeding of a jobsite. Our industry-leading Workstation in the Sky concept describes a series of packages and attachments that enable operators of our aerial work platforms to perform certain tasks more effectively and efficiently than through the use of conventional methods. For example, the SkyWelder package that is available on many JLG boom lifts incorporates a complete welding system within the boom lift itself. The system is comprised of a welding unit mounted in the boom lift’s operator platform, with power supplied by an on-board generator, yielding increased autonomy and eliminating the need to rent or purchase separate pieces of equipment. Other Workstation in the Sky series packages and attachments offer similar efficiencies.
Equipment Services
     Our Equipment Services segment provides after-sales service and support for our installed base of equipment, including parts sales and equipment rentals, and sells used, remanufactured and reconditioned equipment. We remanufacture, recondition (to certain specified standards, including American National Standards Institute, or ANSI standards) and repair JLG used equipment and resell the same. In addition, we repair and resell used equipment of competing manufacturers. We offer a variety of service warranties on these machines. We are the only access equipment manufacturer with dedicated remanufacturing facilities in both North America and Europe for remanufacturing and remarketing previously owned equipment with like-new warranties.
     In North America, we offer this capability primarily through our ServicePlus™ operations, which offer preventive maintenance programs to general repairs to reconditioning and remanufacturing of our equipment. We established ServicePlus in July 2004 with an initial location in Houston, Texas. In June 2005, we expanded ServicePlus to include our 12-year old McConnellsburg, Pennsylvania reconditioning and remanufacturing facility. We plan to expand ServicePlus beyond these two regional facilities by establishing multiple sites throughout the United States.
     For the European market, in 2004 we established an Equipment Services capability with the purchase of a dedicated facility near our manufacturing operations in Tonneins, France
     The North America operation in McConnellsburg, PA has been certified as meeting ISO 9002 standards relating to customer service quality. The European and the Houston, TX operations are currently in the start-up phase.
     We also distribute replacement parts for our and competing manufacturers’ equipment through supplier-direct shipment programs and a system comprised of two parts depots in North America and single parts depots in each of Europe and Australia. Sales of replacement parts have historically been less cyclical and typically generate higher margins than sales of new equipment. To help facilitate parts sales, we use Internet-based e-commerce in an effort to develop closer relationships with our customers. For example, we handle virtually all of our warranty transactions and approximately 70% of our parts orders via the Internet.

     As of July 31, 2005, we had a rental fleet of approximately 210 units that we deploy in North America to support our rental company customers’ demands for short-term rental contracts. Through a joint venture, we maintain a similar rental fleet of approximately 1,280 units in Europe. The rental aspect of our North American and European rental operations is designed to support, rather than compete with, our rental company customers, offering added fleet management flexibility by making additional machines available on short-term leases to meet peak demand needs of large projects. Also, in Great Britain, we operate a small fleet of service vehicles.
     We support the sales, service, and rental programs of our customers with product advertising, cooperative promotional programs, major trade show participation, and training programs covering service, products and safety. We supplement our domestic sales and service support to our international customers through overseas facilities in Australia, Belgium, Brazil, France, Germany, Hong Kong, Italy, New Zealand, Poland, South Africa, Spain, Sweden and the United Kingdom, and a joint venture in the Netherlands.
Access Financial Solutions
     Our Access Financial Solutions segment arranges equipment financing and leasing solutions for our customers, primarily through “private-label” arrangements with third party financial institutions, and provides credit support in connection with these financing and leasing arrangements. Financing arrangements that we offer or arrange through this segment include installment sale contracts, capital leases, operating leases and rental purchase guarantees. Terms of these arrangements vary depending on the type of transaction, but typically range between 36 and 72 months and generally require the customer to be responsible for insurance, taxes and maintenance of the equipment, and to bear the risk of damage to or loss of the equipment.
     We incur contingent limited recourse liabilities with respect to our customer financing activities in two ways. For additional information relative to guarantees, see Note 17 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. We provide limited guarantees to support certain of our customers’ obligations in the event of default to third-party financing companies that originate credit transactions that we help to arrange. We also monetize a substantial portion of the finance receivables that we originate through our ongoing program of syndications, limited recourse financings and other monetization transactions. In connection with some of these monetization transactions, we have limited recourse obligations relating to possible defaults by the obligors under the terms of the contracts which comprise the finance receivables. For additional information relative to limited recourse obligations, see Note 3 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. During fiscal 2005, we supported our customers in directly financing $3.7 million in sales and in arranging third-party financing for an additional $211.2 million in sales.
     Our staff in this segment is comprised of seasoned professionals who are experienced in credit analysis and financial services support. We adhere to credit policies that require various levels of credit approval depending on the transaction size and overall credit concentration with any customer. For example, Chief Executive Officer or Chief Financial Officer credit approval is required for any single customer credit including open account balance in excess of $10 million and approval of the Finance Committee of the Board of Directors is required for any single customer credit in excess of $25 million. Credit decisions to extend financing to customers are based on a rigorous credit review process that incorporates both financial analysis as well as business rationale to support a particular customer. Once identified as a key customer, we regularly review the customer’s financial results and projections and its business and expansion plans and continuously monitor our overall credit exposure to that customer.
Industry
     We operate primarily in the access segment of the global construction, maintenance, and industrial equipment industry. We define the access segment as aerial work platforms and telehandlers. Demand for these products is greatest among industrialized economies where productivity and safety are valued. Consequently, the largest markets for access equipment are North America, Western Europe and the developed markets of Asia and the Pacific Rim. Manufacturers sell access equipment to equipment rental companies and independent equipment distributors. Equipment rental companies rent the equipment to a broad range of end-users and equipment distributors resell the equipment to end-users and other customers. Aerial work platforms reach end-users predominantly through the equipment rental channel. Telehandlers reach end-users through both the equipment rental and equipment distribution channels. Additionally, home improvement centers are a smaller, but growing channel for specialized access equipment targeted at small contractors and other home improvement professionals. Home improvement centers and other big box retailers also present significant opportunities for “behind the wall” sales of access products for stock-picking and other in-store applications.
     The North American equipment rental industry has been consolidating since the mid-1990s, resulting in a number of larger national and regional companies. The consolidation in the equipment rental industry has contributed to a significant reduction in the number of access equipment manufacturers as the larger equipment rental companies have sought to reduce the number of suppliers from which they purchase equipment. Since 1997, the number of significant North American and European broad-line aerial work platform manufacturers has decreased from 11 to three, and the number of significant North American and European telehandler manufacturers has decreased from 13 to eight. We believe this consolidation has positioned us and the other remaining access equipment manufacturers to generate improved returns from stronger market shares and the associated purchasing and production economies.
Segment Financial Information
     Financial information regarding each of our segments appears in Note 10 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
Marketing and Distribution
     Our products are marketed in over 3,500 locations worldwide through independent rental companies and distributors that rent and sell our products and provide service support, as well as through other sales and service branches or organizations in which we hold equity positions. North American customers are located in all 50 states in the U.S., as well as in Canada and Mexico. International customers are located in Europe, the Asia/ Pacific region, Australia, Japan, Africa, the Middle East and Latin America, and our sales force is comprised of almost 180 employees worldwide. In North America, teams of sales employees are dedicated to specific major customers, channels or geographic regions. Our sales employees in Europe and the rest of the world are spread among our 21 international sales and service offices.
     Sales to one customer, United Rentals, Inc., accounted for 14%, 14% and 15% of our consolidated revenues for the years ended July 31, 2005, 2004 and 2003, respectively. Sales to another customer, Hertz Equipment Rental Corporation, accounted for 10% of our consolidated revenues for the year ended July 31, 2005.
     Certain of our operations have been certified as meeting ISO 9001 and ISO 9002 standards. We believe that ISO certification is valuable because a number of customers require such certification as a condition to doing business.
Product Development
     We invest significantly in product development, diversification and improvement, including the modification of existing products for special applications. Our product development staff is comprised of over 150 employees. Product development expenditures totaled approximately $23.8 million, $20.2 million and $16.1 million for the fiscal years 2005, 2004 and 2003, respectively. In those same years, sales of new or redesigned products introduced within the preceding 24 months were $323.4 million, $291.8 million and $216.0 million, or 19%, 24% and 29% of sales, respectively.
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
Competition
     We operate in the global construction, maintenance, industrial and agricultural equipment markets. Our competitors range from some of the world’s largest multi-national construction equipment manufacturers to small single-product niche manufacturers. Within this global market, we face competition principally from two significant aerial work platform manufacturers, approximately 24 smaller aerial work platform manufacturers, seven major telehandler manufacturers and approximately 15 smaller telehandler manufacturers, as well as numerous manufacturers of other niche products such as boom trucks, cherry pickers, mast climbers, straight mast and truck-mounted fork-lifts, rough-terrain and all-terrain cranes, truck-mounted cranes, portable material lifts and various types of material handling and earth moving equipment that offer similar or overlapping functionality to our products. We believe we are the world’s leading manufacturer of aerial work platforms and one of the world’s leading manufacturers of telehandlers. We are currently a niche supplier of hydraulic excavators, but within the narrow category of highway-speed, wheeled-mounted excavators, we are the leading supplier in North America.
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
Product Liability
     We have rigorous product safety standards, and we continually work to improve the safety and reliability of our products. We monitor accidents and possible claims and establish liability estimates with respect to claims based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting from such reviews are reflected in current earnings. Reserves are based on actual incidents and do not necessarily directly relate to sales activity. Based upon our best estimate of anticipated losses, product liability costs approximated 0.8%, 1.0% and 0.9% of our consolidated revenues for the years ended July 31, 2005, 2004 and 2003, respectively.
     For additional information relative to product liability insurance coverage and cost, see Note 17 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
Employees
     We had 3,927 employees as of July 31, 2005. Approximately 8% of our employees are represented by unions under contracts, which expire April 22, 2006 and November 1, 2006.
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
Foreign Operations
     We manufacture our products in the U.S., Belgium and France for sale throughout the world. Revenues from customers outside of the U.S. were 24%, 23% and 27% of our consolidated revenues for 2005, 2004 and 2003, respectively. Revenues from European customers were 15%, 15% and 19% of our consolidated revenues for 2005, 2004 and 2003, respectively. Additional financial information regarding our foreign operations appears in Note 10 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
Executive Officers of the Registrant
     Our executive officers, their positions and ages as of October 3, 2005 and the years they began their current principal positions are as follows:

			Principal
			Position
Name	Position	Age	Held Since
William M. Lasky	Chairman of the Board, President and Chief Executive Officer	58	2001
James H. Woodward, Jr.	Executive Vice President and Chief Financial Officer	52	2002
Peter L. Bonafede, Jr.	Senior Vice President, Manufacturing and Supply Chain Management	55	2005
Craig E. Paylor	Senior Vice President, North America Sales, Marketing and Customer Support	49	2005
Wayne P. MacDonald	Senior Vice President, Engineering	52	2002
Philip H. Rehbein	Senior Vice President, Commercial Solutions Group	55	2005
Thomas D. Singer	Senior Vice President, General Counsel and Secretary	53	2001
Significant Employees
Israel Celli	Vice President, International Sales, Marketing and Customer Support	52	2002
     William M. Lasky joined JLG in 1999. Mr. Lasky has served as Chairman of the Board, President and Chief Executive Officer since 2001. Prior to 2001, he served as our President and Chief Executive Officer, and prior to 2000, as our President and Chief Operating Officer.
     James H. Woodward, Jr. joined JLG in 2000. Mr. Woodward has served as our Executive Vice President and Chief Financial Officer since 2002. Prior to 2002, he served as our Senior Vice President and Chief Financial Officer. Prior to joining JLG in 2000, he served as Vice President and Director E-Business of Dana Corporation, and prior to 2000, as Dana Corporation’s Vice President and Corporate Controller.
     Peter L. Bonafede joined JLG in 1999. Mr. Bonafede has served as our Senior Vice President, Manufacturing and Supply Chain Management since August 2005. Prior to August 2005, he served as our Senior Vice President, Manufacturing.
     Craig E. Paylor joined JLG in 1983. Mr. Paylor has served as our Senior Vice President, North America Sales, Marketing and Customer Support since August 2005. Prior to August 2005, he served as our Senior Vice President, Sales, Marketing and Customer Support, and prior to 2002, he served as our Senior Vice President, Sales and Market Development.
     Wayne P. MacDonald joined JLG in 1975. Mr. MacDonald has served as our Senior Vice President, Engineering since 2002. Prior to 2002, he served as our Vice President, Engineering, and prior to 2000, as our Director, Advanced Technology Development and Applications Engineering.

     Phillip H. Rehbein joined JLG in 1997. Mr. Rehbein has served as our Senior Vice President, Commercial Solutions Group since August 2005. Prior to August 2005, he served as our Senior Vice President, Strategic Operations. From August 2002 until 2004, he served as our Senior Vice President, Finance. From May 2002 to August 2002, he served as our Vice President, Finance. Prior to May 2002, he served as Vice President and General Manager, Gradall, and prior to 2001, as our Vice President, Finance.
     Thomas D. Singer joined JLG in 1984. Mr. Singer has served as our Senior Vice President, General Counsel and Secretary since 2001. Prior to 2001, he served as our Vice President, General Counsel and Assistant Secretary.
     Israel Celli joined JLG in 2000. Mr. Celli has served as our Vice President, International Sales, Marketing and Customer Support since 2002. Prior to 2002, he served as our Vice President of International Sales, and prior to 2001, as our General Manager of Latin America. Prior to joining JLG in 2000, he served as Marketing Director for Latin America, Case Brasil and Cia (CNH Global).
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
     We maintain a website at www.jlg.com. We make available on our website under “Investor Relations —SEC Documents,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the SEC. Information contained on our website is not incorporated by reference into this report.
     In October 2004, we submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 2. PROPERTIES
     The following table lists the principal manufacturing and office facilities and principal products manufactured at each of the facilities:

Location	Size	Owned/Leased	Products
New Equipment
McConnellsburg, Pennsylvania	515,000 sq. ft.	Owned	Boom lifts, Telehandlers
Shippensburg, Pennsylvania	320,000 sq. ft.	Owned	Boom lifts, Scissor lifts, Vertical Mast lifts
LaVerne, California	20,000 sq. ft.	Leased	Trailers
Maasmechelen, Belgium	80,000 sq. ft.	Leased	Boom lifts, Scissor lifts, Telehandlers
New Philadelphia, Ohio	430,000 sq. ft.	Owned	Excavators
Oakes, North Dakota	78,000 sq. ft.	Leased	Telehandlers
Tonneins, France	38,000 sq. ft.	Owned	Vertical Mast lifts
Tonneins, France	63,000 sq. ft.	Leased	Vertical Mast lifts
Used Equipment
McConnellsburg, Pennsylvania	45,000 sq. ft.	Owned	Equipment Services
McConnellsburg, Pennsylvania	27,000 sq. ft.	Leased	Equipment Services
Port Macquarie, Australia	25,000 sq. ft.	Owned	Equipment Services
Tonneins, France	29,000 sq. ft.	Leased	Equipment Services
Houston, Texas	72,000 sq. ft.	Leased	Equipment Services
     We also lease executive offices in Hagerstown, Maryland and a 270,000-square-foot former OmniQuip manufacturing location in Port Washington, Wisconsin, which is a temporary office location for telehandler engineering and other support functions. In addition, we also lease a number of small distribution, administration or service facilities throughout the world.
     We own a 340,000-square-foot facility in Orrville, Ohio and a 75,000-square-foot facility in Bedford, Pennsylvania that are no longer used for manufacturing and have been placed for sale, and another 130,000-square-foot facility in Bedford, Pennsylvania, which we have temporarily idled. We have begun negotiating with state and local authorities concerning the potential re-opening of the 130,000-square-foot facility in Bedford, Pennsylvania, to accommodate the manufacturing and engineering operations for our Commercial Solutions Group as well as to increase our capacity.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our capital stock is traded on the New York Stock Exchange under the symbol JLG. The table below sets forth the high and low closing prices and average shares traded daily for the past two fiscal years.

	Price per Share				Average Shares Traded Daily
Quarter Ended	2005		2004		2005	2004
	High	Low	High	Low
October 31 and October 26	$17.51	$12.68	$12.25	$8.52	312,086	254,798
January 30 and January 25	$20.08	$16.94	$16.53	$11.41	379,698	252,874
May 1 and April 25	$23.94	$16.69	$16.46	$11.64	514,337	446,754
July 31	$31.34	$20.30	$15.73	$12.62	439,654	292,613
     Our quarterly cash dividend rate is currently $.005 per share, or $.02 on an annual basis.
     As of September 14, 2005, there were approximately 1,591 shareholders of record of our capital stock and another 13,600 shareholders in street names.
     The 2005 Annual Meeting of Stockholders of the Corporation is scheduled to be held on November 17, 2005, at 9:00 a.m. at the Fountainhead Country Club, 13316 Fountain Head Road, Hagerstown, Maryland 21742.
     For tabular information regarding securities authorized for issuance under equity compensation plans, see Note 12 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

ITEM 6. SELECTED FINANCIAL DATA
SIX-YEAR FINANCIAL SUMMARY
(in thousands of dollars, except per share data and number of employees)

Years Ended July 31,	2005	2004	2003	2002	2001	2000
RESULTS OF OPERATIONS
Revenues	$1,735,030	$1,193,962	$751,128	$770,070	$963,872	$1,056,168
Gross profit	287,245	225,400	134,442	132,087	188,794	231,086
Selling, administrative and product development expenses	(166,984)	(149,467)	(95,367)	(95,279)	(104,585)	(109,434)
Goodwill amortization	—	—	—	—	(6,052)	(6,166)
Restructuring charges	—	(27)	(2,754)	(6,091)	(4,402)	—
Income from operations	120,261	75,906	36,321	30,717	73,755	115,486
Interest expense	(32,198)	(38,098)	(27,985)	(16,255)	(22,195)	(20,589)
Other income (expense), net	5,025	4,073	6,691	4,759	2,737	1,146
Income before taxes and cumulative effect of change in accounting principle	93,088	41,881	15,027	19,221	54,297	96,043
Income tax provision	(35,915)	(15,232)	(2,635)	(6,343)	(20,091)	(35,536)
Income before cumulative effect of change in accounting principal	57,173	26,649	12,392	12,878	34,206	60,507
Cumulative effect of change in accounting principle	—	—	—	(114,470)	—	—
Net income (loss)	57,173	26,649	12,392	(101,592)	34,206	60,507
PER SHARE DATA
Earnings per common share before cumulative effect of change in accounting principle	$1.23	$.62	$.29	$.31	$.81	$1.39
Cumulative effect of change in accounting principle	—	—	—	(2.72)	—	—
Earnings (loss) per common share	1.23	.62	.29	(2.41)	.81	1.39
Earnings per common share—assuming dilution before cumulative effect of change in accounting principle	1.20	.61	.29	.30	.80	1.37
Cumulative effect of change in accounting principle	—	—	—	(2.65)	—	—
Earnings (loss) per common share—assuming dilution	1.20	.61	.29	(2.30)	.80	1.37
Cash dividends	.02	.02	.02	.025	.04	.035
PERFORMANCE MEASURES (before cumulative effect of change in accounting principle)
Return on revenues	3.3%	2.2%	1.6%	1.7%	3.5%	5.7%
Return on average assets	5.4%	2.7%	1.5%	1.6%	4.4%	8.5%
Return on average shareholders’ equity	16.6%	10.5%	5.2%	3.8%	10.5%	20.8%
FINANCIAL POSITION
Working capital	$489,187	$340,552	$382,763	$231,203	$254,752	$165,923
Current assets as a percent of current liabilities	229%	216%	273%	188%	250%	187%
Property, plant and equipment, net	85,855	91,504	79,699	84,370	98,403	105,879
Total assets	1,203,597	1,027,444	936,202	778,241	825,589	653,587
Total debt	289,351	423,534	460,570	279,329	299,187	98,302
Shareholders’ equity	478,592	281,270	247,714	236,042	333,441	324,051
Total debt as a percent of total capitalization	38%	60%	65%	54%	47%	23%
Book value per share	9.27	6.41	5.71	5.52	7.91	7.42
OTHER DATA
Product development expenditures	$23,815	$20,216	$16,142	$15,586	$15,858	$15,751
Capital expenditures, net of retirements	13,435	11,978	10,324	12,390	10,685	22,251
Net additions (retirements) to rental fleet	7,895	5,871	4,073	5,554	12,437	(8,016)
Depreciation and amortization	28,899	25,681	19,937	20,959	28,775	25,970
Employees	3,927	3,056	2,263	2,801	3,300	3,770
     This summary should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, Part II of this report. Amounts subsequent to 2003 reflect the acquisitions of OmniQuip in August 2003 and Delta in April 2004.

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
     The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto found under Financial Statements and Supplementary Data, Item 8, Part II of this report.
OVERVIEW
     We operate through three business segments: Machinery, Equipment Services and Access Financial Solutions. Our Machinery segment designs, manufactures and sells aerial work platforms, telehandlers, telescopic hydraulic excavators and trailers, as well as an array of complementary accessories that increase the versatility and efficiency of these products for end-users. Our Equipment Services segment provides after-sales service and support for our installed base of equipment, including parts sales and equipment rentals, and sells used and remanufactured or reconditioned equipment. Our Access Financial Solutions segment arranges equipment financing and leasing solutions for our customers primarily through third party financial institutions and provides credit support in connection with those financing and lease arrangements. We sell our products on a global basis to equipment rental companies, construction contractors, manufacturing companies, home improvement centers, the U.S. military, state and local municipalities and equipment distributors that resell our equipment. Approximately 60% of our new equipment sales during fiscal 2004 and fiscal 2005 were to equipment rental companies.
     Demand for our equipment, parts and services is cyclical and seasonal. Factors that influence the demand for our equipment include the level of economic activity in our principal markets, North America, Europe, Australia and Latin America, particularly as it affects the level of commercial and other non-residential construction activity, prevailing rental rates for the type of equipment we manufacture, the age and utilization rates of the equipment in our rental company customers’ fleets relative to the equipment’s useful life and the cost and availability of financing for our equipment. These factors affect demand for our new and remanufactured or reconditioned equipment as well as our services that support our customers’ installed base of equipment. Demand for our equipment is generally strongest during the spring and summer months, and we have historically recorded higher revenues and profits in our fiscal third and fourth quarters relative to our fiscal first and second quarters.
     Fiscal 2005 results significantly outpaced fiscal 2004. Driven by continued strong demand across all of our product lines and in all regions throughout the world in which we have operations, our revenues reached $1.735 billion, the highest in our 36-year history. These record revenues reflect a 45.3% increase over fiscal 2004 and a three-year annualized compound growth rate of 31%.
     Our operating profit for fiscal 2005 of $120.3 million represents a 58.4% increase over fiscal 2004. Our operating profit included OmniQuip integration expenses of $6.3 million and $16.0 million in fiscal 2005 and 2004, respectively. The operating profit margin also improved to 6.9% from fiscal 2004’s 6.4% level. Net income more than doubled to $57.2 million, or $1.20 per diluted share, compared to $26.6 million, or $0.61 per diluted share during fiscal 2004.
     We delivered this strong financial performance despite the challenge of high steel prices and component shortages that weighed heavily on our manufacturing costs throughout the year. Steel prices rose significantly in the spring of 2004, substantially increasing our costs of raw materials and supplied components and reducing our profitability. Steel prices began to stabilize in the fall, but currently remain at relatively high levels. Based on our analysis of steel market price indices and forecasts, our estimate of the portion of our suppliers’ prices attributable to steel content, and our internal production plans, we determined that higher steel costs would add substantial incremental costs to our operations for fiscal 2005 compared to fiscal 2004. In response, we initially instituted a steel price surcharge of 2.755% on all new machine orders commencing with orders received after March 14, 2004. We subsequently increased the surcharge to 3.5%, implemented base price increases that averaged 3.0% for all new machine orders shipped after January 1, 2005 and further increased our current steel price surcharge an additional 3.5%, commencing with orders received after June 6, 2005. Comparing our estimates of the higher steel costs year-on-year with the impact of our surcharges and price increases, we estimate that our net unrecovered steel cost for fiscal 2005 was approximately $64.8 million, with $26.8 million impacting the first quarter, $21.0 million impacting the second quarter, $8.3 million impacting our third quarter and $8.7 million impacting our fourth quarter. These higher costs are reflected in our gross profit margin of 16.6% for fiscal 2005 compared to 18.9% for fiscal 2004.
     Our strong financial performance strengthened our balance sheet. In March 2005, we completed an equity offering that generated net proceeds to us of $119.4 million. Using proceeds from the equity offering, we paid down $76.3 million of our long-term debt. And, despite the surge in revenues, for fiscal 2005, we reduced trade receivable days sales outstanding to 57 from 78 in fiscal 2004 while inventory turns improved substantially to 7.6 from 5.8 in fiscal 2004.
     Economic indicators such as housing, non-residential construction and interest rates in the U.S. and our principal international markets remain aligned with conditions that stimulate demand for access equipment are conductive for growth, while international economies continue to enjoy modest recovery and growth. In turn, we are seeing continued strong demand for our products prompted by the continuing replacement and expansion of our customers’ rental fleets, growth of new channels to market, and an increased focus by rental companies on selling directly to end-users. Our rental company customers are enjoying sustained high utilization rates and improved rental rates, feeding the strong demand for our products. Compared to fiscal 2004 results, for fiscal 2005, revenues from the U.S. have increased 42.0% and international revenues have risen 56.7%, including a 48.0% increase in European sales.
     In the discussion and analysis of financial condition and results of operations that follows, we attempt to list contributing factors in order of significance to the point being addressed.
RESULTS OF OPERATIONS
     We reported net income of $57.2 million, or $1.20 per share on a diluted basis, for fiscal 2005 compared to net income of $26.6 million, or $0.61 per share on a diluted basis, for fiscal 2004, and net income of $12.4 million, or $0.29 per share on a diluted basis, for fiscal 2003. Earnings for fiscal 2005 included favorable currency adjustments of $5.8 million compared to unfavorable currency adjustments of $2.3 million for fiscal 2004 and favorable currency adjustments of $5.4 million for fiscal 2003.
     For fiscal 2005, our revenues were $1.735 billion, up 45.3% from $1.194 billion for fiscal 2004, which were up 59% from the $751.1 million reported for fiscal 2003.

     The following tables outline our revenues by segment, product, and geographic region (in thousands) for the years ended July 31:

	Years Ended July 31,
	2005	2004	2003
Segment:
Machinery	$1,461,401	$973,610	$594,484
Equipment Services	259,878	204,454	136,737
Access Financial Solutions (a)	13,751	15,898	19,907

	$1,735,030	$1,193,962	$751,128

Products:
Aerial work platforms	$888,073	$562,056	$428,564
Telehandlers	511,766	358,865	117,475
Excavators	61,562	52,689	48,445
After-sales service and support, including parts sales, and used and reconditioned equipment sales	252,381	196,576	130,335
Financial products (a)	11,915	15,203	19,184
Rentals	9,333	8,573	7,125

	$1,735,030	$1,193,962	$751,128

Geographic:
United States	$1,311,450	$923,696	$546,494
Europe	264,032	178,392	145,038
Other	159,548	91,874	59,596

	$1,735,030	$1,193,962	$751,128

(a)	Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.
     The increase in Machinery segment sales from $973.6 million for fiscal 2004 to $1.461 billion for fiscal 2005, or 50.1%, reflects strong growth in all product lines, led by a 58.0% increase in sales of aerial work platforms, a 42.6% increase in sales of telehandlers and a 16.8% increase in sales of excavators, primarily resulting from general economic growth in North America, reflecting positive trends in construction spending, capacity utilization and consumer confidence; growth in the European economy; higher demand in Australia due to increased spending on public and private infrastructure; and increased demand in the Pacific Rim and Latin America markets as a result of improved economic conditions.
     The increase in Equipment Services segment revenues from $204.5 million for fiscal 2004 to $259.9 million for fiscal 2005, or 27.1%, was principally due to increased service parts sales as a result of our rental customers’ fleets aging and increased utilization of their fleet equipment, rebuilt equipment sales to the military and higher used machine sales as a result of improved market conditions and increased demand for used equipment.
     The decrease in Access Financial Solutions segment revenues from $15.9 million for fiscal 2004 to $13.8 million for fiscal 2005, or 13.5%, was principally attributable to a decrease in our portfolio as we continue to transition customers to our limited recourse financing arrangements originated through “private label” finance companies. While we experienced decreased interest income attributable to our pledged finance receivables, we also experienced a corresponding decrease in our limited recourse debt. This resulted in $3.9 million less of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, the interest portion of the payments to monetization purchasers is reflected as interest expense in our Consolidated Statements of Income.
     The increase in Machinery segment sales from $594.5 million for fiscal 2003 to $973.6 million for fiscal 2004, or 63.8%, was principally attributable to the additional telehandler sales from OmniQuip products and our new all-wheel-steer machines, and increased sales of aerial work platforms in North America, Europe and Australia. After considering the increase in revenues related to the OmniQuip and Delta acquisitions, the remaining increase in sales was the result of general economic improvements in North America reflecting positive trends in construction spending, capacity utilization and consumer confidence. In addition, the European economy showed continued improvement, although lagging the North American economic recovery, and there was somewhat of an easing of credit availability to the rental industry.
     The increase in Equipment Services segment revenues from $136.7 million for fiscal 2003 to $204.5 million for fiscal 2004, or 49.5%, was due to the additional OmniQuip revenues, increased service parts sales as a result of our customers’ fleets aging and increased utilization of fleet equipment, an increase in sales of replacement parts for our competing manufacturers’ equipment and higher sales of rental fleet and rebuilt equipment as a result of improved market conditions and increased demand for used equipment.
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
     Our domestic revenues for fiscal 2005 were $1.311 billion, up 42.0% from fiscal 2004 revenues of $923.7 million. The increase in our domestic revenues reflects strong growth in all product lines as a result of general economic growth in North America and increased demand for used equipment. Revenues generated from sales outside of the United States during fiscal 2005 were $423.6 million, up 56.7% from fiscal 2004 revenues of $270.3 million. The increase in our revenues generated from sales outside of the United States was primarily attributable to improved market conditions in the European, Australian, Pacific Rim and Latin America regions, resulting in increased sales of aerial work platforms and telehandlers.
     Our domestic revenues for fiscal 2004 were $923.7 million, up 69% from fiscal 2003 revenues of $546.5 million. The increase in our domestic revenues was principally due to the additional sales from OmniQuip products of $250.3 million, as well as increased sales of aerial work platforms, telehandlers, parts, rental fleet and rebuilt equipment and excavators as a result of general economic improvements in North America. Revenues generated from sales outside of the United States during fiscal 2004 were $270.3 million, up 32.1% from fiscal 2003. The increase in our revenues generated from sales outside of the United States was primarily attributable to improved market conditions, resulting in increased sales of aerial work platforms in Europe and Australia and higher telehandler sales resulting from new product introductions in Europe.
     Our gross profit margin decreased to 16.6% in fiscal 2005 from 18.9% in fiscal 2004.
     The gross profit margin of our Machinery segment was 13.1% for fiscal 2005 compared to 14.8% for fiscal 2004. The decrease in fiscal 2005 was primarily due to an increase in market prices of raw materials, such as steel and energy, continued manufacturing inefficiencies resulting from capacity constraints in our supplier base and a less favorable product mix. The decrease in our gross profit margin was partially offset by the higher sales volume during fiscal 2005, price increases and surcharges, cost reductions, productivity improvements, the favorable impact of currency and lower OmniQuip integration expenses.
     The gross profit margin of our Equipment Services segment was 31.7% for fiscal 2005 compared to 32.2% for fiscal 2004. The decrease in fiscal 2005 was primarily due to lower margins on service parts sales and a decrease in service parts sales as a percentage of total segment revenues, partially offset by improved margins on used equipment sales reflecting increased demand for used equipment.
     The gross profit margin of our Access Financial Solutions segment was 93.8% for fiscal 2005 compared to 95.9% for fiscal 2004. The decrease in fiscal 2005 was primarily due to a decrease in financial product revenues as we continue to transition customers to our limited recourse arrangements originated through “private label” finance companies. Because the costs associated with these revenues are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.

     Our gross profit margin increased to 18.9% in fiscal 2004 from 17.9% in fiscal 2003. The increase was attributable to higher margins in our Equipment Services and Machinery segments.
     The gross profit margin of our Machinery segment was 14.8% for fiscal 2004 compared to 14.2% for fiscal 2003. The increase in fiscal 2004 was primarily due to cost reductions associated with our capacity rationalization plan, the favorable impact of currency, the OmniQuip acquisition and the higher sales volume during fiscal 2004 compared to fiscal 2003. The increase in our gross profit margin was partially offset by an increase in market prices of raw materials, such as steel and energy, OmniQuip integration expenses of $9.4 million, increased freight costs due to increased production rates and expediting materials associated with steel availability and a less favorable product mix.
     The gross profit margin of our Equipment Services segment was 32.2% for fiscal 2004 compared to 22.4% for fiscal 2003. The increase in fiscal 2004 was primarily due to an increase in higher margin service parts sales as a percentage of total segment revenues resulting from the additional sales from products acquired in the OmniQuip acquisition and improved margins on used equipment sales reflecting increased demand for used equipment.
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
     Our selling, administrative and product development expenses increased $17.5 million in fiscal 2005 compared to fiscal 2004, but as a percentage of revenues decreased to 9.6% for fiscal 2005 compared to 12.5% for fiscal 2004. The following table summarizes the changes by category in selling, administrative and product development expenses for fiscal 2005 compared to fiscal 2004 (in millions):

Salaries and related benefits	$5.4
Bonus expense	3.9
Advertising and trade shows	3.2
Incremental expenses from Delta operations	2.9
Consulting and legal costs	2.2
Depreciation and amortization expense	1.6
Product development expenses	1.4
ServicePlus operations	1.4
Utilities	1.1
Pension and other postretirement benefit costs	(1.1)
OmniQuip integration expenses	(4.2)
Bad debt provisions	(4.6)
Other	4.3

$17.5

     Our Machinery segment’s selling, administrative and product development expenses increased $6.5 million in fiscal 2005 due primarily to expenses associated with our Delta operations, increased OmniQuip integration expenses, increased depreciation and amortization expense, an increase in product development expenses related to our aerial work platforms and North American and European telehandler products, an increase in costs related to advertising and trade shows, higher payroll taxes and increased medical costs and an increase in bonus expense primarily due to our increased profitability and a reclassification between segments. Partially offsetting these effects were decreases in bad debt provisions as a result of specific reserves related to certain European customers incurred during the prior year and pension and other postretirement benefit costs.
     Our Equipment Services segment’s selling and administrative expenses increased $3.4 million in fiscal 2005 million due primarily to expenses associated with our ServicePlus operations, which we launched during the fourth quarter of fiscal 2004, higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs and increased consulting and legal costs associated with ordinary business activities.

     Our Access Financial Solutions segment’s selling and administrative expenses decreased $0.5 million in fiscal 2005 due primarily to a decrease in bad debt provisions as a result of the lower reserve needed because of the decrease in outstanding pledged finance receivables. Partially offsetting this decrease were higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs.
     Our general corporate selling, administrative and product development expenses increased $8.1 million in fiscal 2005 due primarily to higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs; increased bonus expense primarily due to our increased profitability offset in part by a reclassification between segments; increased consulting and legal costs associated with ordinary business activities; increased costs related to advertising and trade shows; and higher bad debt provisions as a result of specific reserves related to certain European customers. Partially offsetting these increases was a decrease in OmniQuip integration expenses.
     Our selling, administrative and product development expenses increased $54.1 million in fiscal 2004 compared to fiscal 2003, but as a percentage of revenues decreased to 12.5% for fiscal 2004 compared to 12.7% for fiscal 2003. The following table summarizes the increase by category in selling, administrative and product development expenses for fiscal 2004 compared to fiscal 2003 (in millions):

Salaries and related benefits	$12.1
Bonus expense	7.2
OmniQuip integration expenses	6.6
Consulting and legal costs	5.2
Bad debt provisions	4.5
Amortization expense	2.9
Pension and other postretirement benefit costs	2.7
Advertising and trade shows	2.4
Accelerated vesting of restricted stock awards	1.8
Other	8.7

$54.1

     Our Machinery segment’s selling, administrative and product development expenses increased $17.3 million in fiscal 2004 due primarily to the OmniQuip acquisition, higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs, amortization expense associated with the acquired OmniQuip intangible assets, increased pension and other postretirement benefit costs, increased consulting and legal costs associated with the outsourcing of research and development projects and ordinary business activities, increased product development expenses related to our European telehandler products, bonus accruals primarily due to our increased profitability, and increased bad debt provisions.
     Our Equipment Services segment’s selling and administrative expenses increased $2.5 million in fiscal 2004 million due primarily to higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs, and the OmniQuip acquisition.
     Our Access Financial Solutions segment’s selling and administrative expenses decreased $1.0 million in fiscal 2004 due primarily to a decrease in bad debt provisions as a result of the lower reserve needed because of the decrease in outstanding finance and pledged finance receivables and a decrease in software costs.
     Our general corporate selling, administrative and product development expenses increased $35.3 million in fiscal 2004 primarily due to management bonus accruals arising from our increased profitability; OmniQuip integration expenses; increase in bad debt provisions for specific reserves related to certain European customers as a result of a deterioration in their current financial position; higher payroll and related benefit costs as a result of additional employees, normal merit compensation increases and increased medical costs; higher consulting and legal costs associated with the financial restatement and related activity; an increase in advertising and trade show expenses; and costs associated with the accelerated vesting of restricted stock awards in January 2004 and February 2004 triggered by our share price appreciation. Even though in conjunction with our financial restatement the restricted stock awards were restored to their prior unvested status at the request of our officers, pursuant to U.S.

generally accepted accounting principles (“GAAP”), we are required to include the cost of the accelerated vesting in our current period expenses. These restricted stock awards subsequently vested during fiscal 2005.
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
     During fiscal 2004, we incurred approximately $0.1 million of the pre-tax charge related to the idling of our Bedford, Pennsylvania facility, discussed above, consisting of accruals for termination benefit costs and relocation costs and charges related to relocating certain plant assets and start-up costs. We reported $27,000 in restructuring costs and $0.1 million in cost of sales. During fiscal 2003, we incurred approximately $3.8 million of this pre-tax charge, consisting of accruals for termination benefit costs and relocation costs and charges related to relocating certain plant assets and start-up costs and $2.6 million on capital requirements. We reported $2.8 million in restructuring costs and $1.0 million in cost of sales. In addition, during fiscal 2004, we paid and charged $0.3 million of termination benefits and relocation costs against the accrued liability.
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
     The decrease in interest expense of $5.9 million for fiscal 2005 was primarily due to decreased interest expense associated with our limited recourse and non-recourse monetizations as a result of a decrease in our limited recourse debt and the early retirement of $61.25 million in principal amount of our outstanding 8 3/8% Senior Subordinated Notes due 2012 (the “2012 Notes”) and $15.025 million principal amount of our outstanding 8 1/4% Senior Unsecured Notes due 2008 (the “2008 Notes”) during the third and fourth quarters of fiscal 2005. Interest expense associated with our finance receivables monetizations was $6.2 million and $10.1 million for fiscal 2005 and fiscal 2004, respectively. The increase in interest expense of $10.1 million for fiscal 2004 was primarily due to interest associated with our 2008 Notes that were sold during the fourth quarter of fiscal 2003 and increased interest expense associated with our limited recourse debt from finance receivables monetizations. Interest expense associated with our finance receivables monetizations was $10.1 million and $7.7 million for fiscal 2004 and fiscal 2003, respectively.
     Our miscellaneous income (expense) category included currency gains of $5.8 million in fiscal 2005 compared to currency losses of $2.3 million in fiscal 2004 and currency gains of $5.4 million in fiscal 2003. In addition, our miscellaneous income (expense) category for fiscal 2005 included $6.0 million of costs associated with the early retirement of debt. The change in currency for fiscal 2005 compared to fiscal 2004 was primarily attributable to favorable realized currency gains during the year resulting from the weaker U.S. dollar against the Euro, British pound and the Australian dollar, partially offset by the unfavorable impact of realized and unrealized forward exchange contracts. The change in currency for fiscal 2004 compared to fiscal 2003 was primarily attributable to our level of hedging positions as well as the expense associated with our hedging transactions. We enter into certain foreign currency contracts, principally forward contracts, to manage some of our foreign exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sales of our products will be affected by changes in exchange rates. We do not designate our forward exchange contracts as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative

Instruments and Hedging Activities,” and as a result we recognize the mark-to-market gain or loss on these contracts in earnings.
     For additional information related to our derivative instruments, see Item 7A of Part II of this report and Note 1 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
     Our effective tax rate in fiscal 2005 was 39% as compared to 36% and 18% in fiscal 2004 and 2003, respectively. The increase in our effective tax rate from 36% in fiscal 2004 to 39% in fiscal 2005 was primarily attributable to non-deductible compensation related to the accelerated vesting of restricted stock awards triggered by our share price appreciation and the fact that bonuses paid for fiscal 2005 were not eligible for the performance-based compensation exemption because the shareholder-approved plan expired at the end of fiscal 2004, and to the repeal of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code as the benefit is being phased out through fiscal 2007. The increase in our effective tax rate from 18% in fiscal 2003 to 36% in fiscal 2004 was primarily attributable to the change in accounting estimate in the prior year and a change in the source of earnings among various jurisdictions with different tax rates in the current year. For additional information related to the change in accounting estimate, see Note 11 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. We anticipate that our effective tax rate for fiscal 2006 will be 39%.
     The American Job Creation Act of 2004 (the “Job Creation Act”) was enacted on October 22, 2004. Among other things, the Job Creation Act repealed an export incentive and created a new deduction for qualified domestic manufacturing activities. We are in the process of evaluating the potential impact of this legislation on us.
FINANCIAL CONDITION
     Cash generated from operating activities was $142.4 million for fiscal 2005 compared to $14.7 million in fiscal 2004 and a use of $94.3 million in fiscal 2003. The increase in cash generated from operations in fiscal 2005 resulted primarily from a smaller increase in trade receivables as compared to fiscal 2004 which was attributable to stronger collections, an increase in our net income, and an increase in accounts payable due to higher production levels as a result of the increase in demand for our products, partially offset by higher inventory levels to support the increased business activity and inefficiencies associated with component shortages. Stronger collections are principally from the results of an initiative under our Six Sigma program focused on improving collection processes and procedures. The increase in cash generated from operating activities during fiscal 2004 as compared to fiscal 2003 resulted from an increase in accounts payable largely resulting from higher production levels, fewer originations of finance receivables as a result of lower demand for customer financing and the third party program agreements we entered into during fiscal 2004 to provide financing solutions for our customers, and our increased profitability. Partially offsetting these effects were an increase in trade receivables resulting from increased sales during fiscal 2004 as compared to fiscal 2003 and higher inventory levels to support the increased business activity.
     During fiscal 2005, we used a net of $10.3 million of cash for investing activities compared to $114.9 million for fiscal 2004 and $8.6 million for fiscal 2003. Our decreased use of cash for investing activities for fiscal 2005 was principally due to the OmniQuip acquisition that was completed during the first quarter of fiscal 2004. Our increased use of cash for investing activities for fiscal 2004 compared to fiscal 2003 was principally due to the OmniQuip acquisition that we completed during the first quarter of fiscal 2004 and increases in our rental fleet, partially offset by higher sales of our rental fleet.
     We received net cash of $61.7 million from financing activities for fiscal 2005 compared to net cash received of $4.8 million for fiscal 2004 and $227.6 million for fiscal 2003. The increase in cash provided by financing activities was largely attributable to our net proceeds from the issuance of common stock of $119.4 million during the third quarter of fiscal 2005 and proceeds from the exercise of stock options during fiscal 2005. Partially offsetting the increase in cash provided by financing activities was the repurchase of $15.025 million in principal amount of our outstanding 2008 Notes, the repurchase of $61.25 million in principal amount of our outstanding 2012 Notes and the absence of monetizations of our finance receivables during fiscal 2005 compared to $14.0 million of monetizations during fiscal 2004. The decrease in cash provided by financing activities in fiscal 2004 compared to fiscal 2003 was largely attributable to the sale in fiscal 2003 of our 2008 Notes and fewer monetizations of our finance receivables due to the impact of prior monetizations which reduced the marketability of our remaining portfolio and the new third party program agreements we entered into during fiscal 2004.

     Due to the seasonality of our sales, during certain periods we may generate negative cash flows from operations despite reporting profits. Generally, this may occur in periods in which we are building inventory levels in anticipation of sales during peak periods as well as other uses of working capital related to payment terms associated with trade receivables or other sale arrangements.
     The following table provides a summary of our contractual obligations (in thousands) at July 31, 2005:

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Short- and long-term debt (a)	$225,693	$1,496	$109,034	$1,805	$113,358
Limited recourse debt (b)	63,658	29,642	33,282	734	—
Operating leases (c)	32,627	5,932	10,964	6,072	9,659
Purchase obligations (d)	144,892	144,829	63	—	—

Total contractual obligations (e)	$466,870	$181,899	$153,343	$8,611	$123,017

(a)	Includes our 2008 Notes, 2012 Notes and indebtedness under our bank credit facilities as more fully described in Note 18 of Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

(b)	Our limited recourse debt is the result of the sale of finance receivables through limited recourse monetization transactions.

(c)	In accordance with SFAS No. 13, “Accounting for Leases,” operating lease obligations are not reflected in the balance sheet.

(d)	We enter into contractual arrangements that result in our obligation to make future payments, including purchase obligations. We enter into these arrangements in the ordinary course of business in order to ensure adequate levels of inventories, machinery and equipment, or services. Purchase obligations primarily consist of inventory purchase commitments, including raw materials, components and sourced products.

(e)	We anticipate that our funding obligation for our pension and postretirement benefit plans in fiscal 2006 will approximate $2.8 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not presented estimated pension and postretirement funding in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.
     The following table provides a summary of our other commercial commitments (in thousands) at July 31, 2005:

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			Over
	Committed	1 Year	1-3 Years	4-5 Years	5 Years
Standby letters of credit	$4,421	$4,298	$123	$—	$—
Guarantees (a)	87,657	17,689	37,458	24,859	7,651

Total commercial commitments	$92,078	$21,987	$37,581	$24,859	$7,651

(a)	We discuss our guarantee agreements in Note 17 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
     On March 16, 2005, we completed the sale of 5,750,000 shares of our common stock in an underwritten public offering at a price to the public of $21.97 per share. After deducting underwriting discounts and commissions and offering expenses paid by us, net proceeds from this offering totaled approximately $119.4 million.
     On April 8, 2005, we used approximately $13.2 million of the net proceeds from the common stock offering to purchase in the open market $12.025 million in principal amount of our outstanding 2008 Notes at a price equal to 106% of such principal amount, plus accrued and unpaid interest. We incurred a charge of approximately $0.6 million (after taxes) during the third quarter of fiscal 2005 relating to the extinguishment of debt and the write-off of deferred financing costs resulting from the open market purchase of our 2008 Notes. The open market purchase of our 2008 Notes will lower our future interest expense by $1.0 million annually, and it reduced our fiscal 2005 interest expense by $0.3 million.
     On April 18, 2005, we used approximately $68.1 million of the net proceeds from the common stock offering to redeem $61.25 million in principal amount of our outstanding 2012 Notes under an “equity clawback” provision that permits a redemption of up to 35% of the aggregate principal amount of the 2012 Notes at a price equal to 108.375% of such principal amount, plus accrued and unpaid interest, at any time prior to June 15, 2005. We incurred a charge of approximately $3.2 million (after taxes) during the third quarter of fiscal 2005 relating to the extinguishment of debt, net of the deferred gain on the related interest rate swap, and the write-off of deferred financing costs resulting from the redemption of our 2012 Notes. The redemption of our 2012 Notes will lower our future interest expense by $5.1 million annually, and it reduced our fiscal 2005 interest expense by $1.5 million.
     On May 17, 2005, we used approximately $3.2 million of the net proceeds from our March 2005 common stock offering to purchase in the open market $3.0 million in principal amount of our 2008 Notes at a price equal to 105.25% of such principal amount, plus accrued and unpaid interest. We incurred a charge of approximately $0.1 million (after taxes) during the fourth quarter of fiscal 2005 relating to the extinguishment of debt and the write-off of deferred financing costs resulting from the open market purchase of our 2008 Notes. The open market purchase of our 2008 Notes will lower our future interest expense by $0.2 million annually, and it reduced our fiscal 2005 interest expense by $51,000.
     On April 30, 2004, we completed the purchase of Delta for $9.9 million, which included transaction expenses of $0.9 million. See Note 2 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. Headquartered in Tonneins, France, Delta has two facilities that manufacture the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations. In addition, we purchased certain intellectual property and related assets of Manitowoc’s discontinued product lines, which will permit us to re-launch selected Liftlux models. We funded the purchase price with cash generated from operations.
     On August 1, 2003, we completed the OmniQuip acquisition, which includes all operations relating to the SkyTrak and Lull brand telehandler products. See Note 2 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. The purchase price was $100.0 million, with $90.0 million paid in cash at closing and $10.0 million paid in the form of an unsecured subordinated promissory note due on the second anniversary of the closing date. On February 4, 2004, we paid off the $10.0 million unsecured subordinated promissory note and paid post-closing purchase price adjustments in favor of Textron totaling $1.5 million. In addition, we incurred $5.6 million in transaction expenses. We funded the cash portion of the purchase price and the transaction expenses with remaining unallocated proceeds from the sale of our 2008 Notes. As a result of the OmniQuip acquisition, we anticipate funding approximately $11.7 million in remaining integration expenses through July 31, 2007 with cash generated from operations and borrowings under our credit facilities.
     We expect that our principal sources of liquidity for fiscal 2006 will be existing cash balances, cash generated from operations and borrowings under our credit facilities. Availability of funds under our credit facilities and monetizations of finance receivables depend on a variety of factors described below. As of July 31, 2005, we had cash balances totaling $223.6 million and unused credit commitments totaling $185.6 million.
     We have a three-year $175.0 million senior secured revolving credit facility that expires September 23, 2006 and a pari passu, one-year $15.0 million cash management facility that expires September 23, 2006. Both facilities are secured by a lien on substantially all of our domestic assets excluding property, plant and equipment. Availability of credit requires compliance with financial and other covenants, including requirements that we maintain (i) leverage ratios during fiscal 2006 of Net Funded Debt to EBITDA (as defined in the senior secured revolving credit facility) and Net Funded Senior Debt to EBITDA (as defined in the senior secured revolving credit facility) measured on a rolling four quarters not to exceed 4.00 to 1.00 and 2.00 to 1.00, respectively, (ii) a fixed charge coverage ratio of not less than 2.00 to 1.00 through October 31, 2005 and 2.50 to 1.00 through July 31, 2006 and (iii) a Tangible Net Worth (as defined in the senior secured revolving credit facility) of at least $194.0 million, plus 50% of Consolidated Net Income (as defined in the senior secured revolving credit facility) on a cumulative basis for each preceding fiscal quarter, commencing with the quarter ended July 31, 2003. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and 70% of various categories of domestic inventory. Accordingly, credit available to us under these facilities will vary with seasonal and other changes in the borrowing base and leverage ratios, and we may not have full availability of the stated maximum amount of credit at all times. We have commenced discussions with our current bank group to amend and renew our revolving credit facility through 2010, including features that could increase the lending commitment to $250.0 million. However, based on our current business plan, we expect to have sufficient credit available that, combined with existing cash balances and cash to be generated from operations, will meet our expected seasonal requirements for working capital, planned capital and integration expenditures for the next twelve months.
     Historically, our Access Financial Solutions segment originated and monetized customer finance receivables principally through limited recourse syndications. Since late 2003, the focus of this segment has shifted to providing “private label” financing solutions through program agreements with third-party funding providers, subject to limited recourse to us. Transactions funded by the finance companies are not held by us as financial assets, and therefore their subsequent monetization is not recorded on our financial statements. Some transactions not funded by the finance companies may still be funded by us to the extent of our liquidity sources and subsequently monetized or they may be funded directly by other credit providers.
     During fiscal 2005, fiscal 2004 and fiscal 2003, we monetized $0, $13.4 million and $112.8 million, respectively, in finance receivables through syndications. During the same periods, $38.0 million, $21.2 million and $0, respectively, of sales to our customers were funded through program agreements with third-party finance companies. Although monetizations generate cash, under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, the monetized portion of our finance receivables portfolio remains recorded on our balance sheet as limited recourse debt. We expect that our limited recourse debt balance will continue to decline.
     As discussed in Note 17 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report, we are a party to multiple agreements whereby we guarantee $87.7 million in indebtedness of others. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. Also as discussed in Note 17 of the Notes to Consolidated Financial Statements, our future results of operations, financial condition and liquidity may be affected to the extent that our ultimate exposure with respect to product liability varies from current estimates. Also as discussed in Note 17 and in Item 3 of Part I of this report, pending legal proceedings and other contingencies have the potential to adversely affect our financial condition or liquidity.
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
     In addition, we have monetized a substantial portion of the receivables originated by AFS through a series of syndications, limited recourse financings and other monetization transactions. In connection with some of these monetization transactions, we have a loss exposure associated with our pledged finance receivables related to possible defaults by the obligors under the terms of the contracts, which comprise these finance receivables. Contingencies have been established related to these monetization transactions based upon the current financial position of these customers and based on estimates and judgments made from information available at that time. If the financial condition of these obligors were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.
     We discuss our guarantee agreements in Note 17 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
     Income Taxes: We estimate the effective tax rate expected to be applicable for the full fiscal year on a quarterly basis. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of specific discrete items is reflected in the period in which they occur. If the estimates and related assumptions used to calculate the effective tax rate change, we may be required to adjust our effective rate, which could change income tax expense.
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
     Inventory Valuation: Inventories are valued at the lower of cost or market. Certain items in inventory may be considered impaired, obsolete or excess and as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. We also value used equipment taken in trade from our customers. Based on certain estimates, assumptions and judgments made from the information available at that time, we determine the amounts of these inventory allowances. If these estimates and related assumptions or the market for our equipment change, we may be required to record additional reserves.

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
     Pension and Postretirement Benefits: Pension and postretirement benefit costs and obligations are dependent on assumptions used in calculation of these amounts. These assumptions, used by actuaries, include discount rates, expected returns on plan assets for funded plans, rates of salary increases, health care cost trend rates, mortality rates, participant demographics and other factors. We consider current market conditions, including interest rates, in making these assumptions. We develop the discount rates by considering the yields available on high-quality fixed income investments with long-term maturities corresponding to the related benefit obligation. We develop the expected return on plan assets by considering various factors, which include the plan’s targeted asset allocation percentages, historic returns, and expected future returns. In accordance with GAAP, actual results that differ from the actuarial assumptions are accumulated and amortized to future periods and therefore affect recognized expense and recorded obligations in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially effect our financial position or results of operations.
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
     Revenue Recognition: Sales of non-military equipment and service parts are unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are “free-on-board” shipping point (FOB shipping point). However, certain sales, including our All-Terrain Lifter, Army System (“ATLAS”) brand of military telehandler products, may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the equipment and risk of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer, and we have no further obligations under the order other than customary post-sales support activities. During fiscal 2005, 1.2% of our sales were invoiced and the revenue recognized prior to customers taking physical possession. In the instances that our shipping terms are “shipping point destination,” revenue is recorded at the time the goods reach our customers.

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
     We enter into rental purchase guarantee agreements (“RPGs”) with some of our customers. These agreements are normally for a term of no greater than twelve months and provide for rental payments with a guaranteed purchase option at the end of the agreement. Under the terms of the RPG, the customer is obligated to purchase the equipment at the end of the rental period. The full amount due under the agreement is recorded as revenue and the related cost of the equipment is charged to cost of sales at the inception of the agreement.
     We ship equipment on a limited basis to certain customers on consignment, which under GAAP allows recognition of the revenues only upon final sale of the equipment by the consignee. At July 31, 2005, we had $2.9 million of inventory on consignment.
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
OUTLOOK
     Our supply base has responded to our rapidly rising demand and, although still capacity constrained, is prepared to support our fiscal 2006 requirements. Additionally, we are adding some capacity, primarily for telehandler boom weldments in one Pennsylvania facility and we have begun negotiations with state and local authorities concerning the potential re-opening of our Bedford, Pennsylvania location. We will continue to implement ongoing design and process improvements that should further expand our manufacturing capacity without adding to the footprint.
     While the price of steel and other commodity inputs to our products remain high, with the exception of energy prices, they have stabilized, and as a result of our pricing actions and design and process improvements, we have recovered much of the increased costs. With the most recent increase in customer surcharges, announced in May, going forward into fiscal 2006, we expect to substantially recover these higher raw material costs.
     More generally, commercial and non-residential construction and solid economic activity, the primary drivers of equipment demand, continue to be strong. Fleet age, rental rates and utilization of our type of equipment continue to drive demand in almost all geographic regions and product lines as rental companies maintain their strong pace of equipment refreshment and expansion. Although the macro-economic impacts of this year’s Gulf Coast hurricanes are yet to be determined, we expect the short-term results to be similar to last year where equipment demand rose as a result of the clean-up and reconstruction activities following the Florida hurricanes.
     In fiscal 2006, we will be investing in several initiatives including expansion of our ServicePlus operations, development of the next generation military ATLAS telehandlers, as well as other product development programs targeting specific market segments. These strategic investments will not be accretive in fiscal 2006 but they further support our long-term objectives of increasing shareholder value.

     Absent any major economic shocks, we anticipate stronger demand in fiscal 2006 to drive global sales. Continuing improvement of component availability is also helping to drive operational efficiency gains. And, we will continue to explore opportunities to put our available cash to work to increase shareholder value.
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
     We are exposed to changes in interest rates as a result of our outstanding debt. Our outstanding interest rate swap instruments at July 31, 2005 consisted of a $70.0 million notional fixed-to-variable rate swap with a fixed-rate receipt of 8 3/8% and a $62.5 million notional fixed-to-variable rate swap with a fixed-rate receipt of 8 1/4%. The bases of the variable rates paid related to our $70.0 million and $62.5 million interest rate swap instruments are the six month London Interbank Offered Rate (LIBOR) plus 4.51% and 5.15%, respectively. These swap agreements are designated as hedges of the fixed-rate borrowings which are outstanding and are structured as perfect hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During fiscal 2003, we terminated our $87.5 million notional fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% that we entered into during June 2002, which resulted in a deferred gain of $6.2 million. The remaining deferred gain of $3.0 million will offset interest expense over the remaining life of the debt. Total interest bearing liabilities at July 31, 2005 consisted of $126.6 million in variable-rate borrowing and $162.8 million in fixed-rate borrowing. At the current level of variable-rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $0.9 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed-rate debt.
     We manufacture our products in the United States, Belgium and France, and sell these products in North America and Europe as well as other international markets. As a result of the sales of our products in foreign markets, our earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies in which certain of our transactions in foreign markets are denominated. At July 31, 2005, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have the effect of reducing gross profits for the year ended July 31, 2005 by approximately $28.2 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.
     In addition to the direct effects of changes in exchange rates, such changes also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not take into account potential changes in sales levels or local currency prices.

     We enter into certain currency forward contracts to mitigate our foreign exchange risk that qualify as derivative instruments under SFAS No. 133. However, we have not designated these instruments as hedge transactions under SFAS No. 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings. Some natural hedges are also used to mitigate transaction and forecasted exposures. At July 31, 2005, we were managing $241.2 million of foreign currency contracts. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sales of our products will be affected by changes in exchange rates.
     Additional information regarding our management of exposure to market risks is included in Note 1 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended July 31,
(in thousands, except per share data)	2005	2004	2003
Revenues
Net sales	$1,713,782	$1,170,186	$724,819
Financial products	11,915	15,203	19,184
Rentals	9,333	8,573	7,125

	1,735,030	1,193,962	751,128
Cost of sales	1,447,785	968,562	616,686

Gross profit	287,245	225,400	134,442
Selling and administrative expenses	142,383	128,465	79,225
Product development expenses	24,601	21,002	16,142
Restructuring charges	—	27	2,754

Income from operations	120,261	75,906	36,321
Interest expense	(32,198)	(38,098)	(27,985)
Miscellaneous, net	5,025	4,073	6,691

Income before taxes	93,088	41,881	15,027
Income tax provision	35,915	15,232	2,635

Net income	$57,173	$26,649	$12,392

Earnings per common share	$1.23	$.62	$.29

Earnings per common share—assuming dilution	$1.20	$.61	$.29

Cash dividends per share	$.02	$.02	$.02

Weighted average shares outstanding	46,529	42,860	42,601

Weighted average shares outstanding—assuming dilution	47,793	44,032	42,866

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

	July 31,
(in thousands, except per share data)	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$223,597	$37,656
Trade accounts and finance receivables, less allowance for doubtful accounts and provision for losses of $11,310 in 2005 and $11,806 in 2004	419,866	400,597
Inventories	169,097	154,405
Other current assets	56,739	41,058

Total Current Assets	869,299	633,716
Property, plant and equipment, net	85,855	91,504
Equipment held for rental, net of accumulated depreciation of $8,985 in 2005 and $9,055 in 2004	22,570	21,190
Finance receivables, less current portion	30,354	33,747
Pledged finance receivables, less current portion	33,649	86,559
Goodwill	61,641	62,885
Intangible assets, net of accumulated amortization of $6,805 in 2005 and $3,181 in 2004	32,086	35,240
Other assets	68,143	62,603

	$1,203,597	$1,027,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$665	$679
Current portion of long-term debt	831	1,050
Current portion of limited recourse debt from finance receivables monetizations	29,642	32,585
Accounts payable	200,323	139,990
Accrued expenses	148,651	118,860

Total Current Liabilities	380,112	293,164
Long-term debt, less current portion	224,197	300,011
Limited recourse debt from finance receivables monetizations, less current portion	34,016	89,209
Accrued post-retirement benefits	31,113	29,666
Other long-term liabilities	27,233	20,542
Provisions for contingencies	28,334	13,582
Shareholders’ Equity
Capital stock:
Authorized shares: 100,000 at $.20 par value
Issued and outstanding shares: 2005 — 51,645 shares; 2004 — 43,903 shares	10,329	8,781
Additional paid-in capital	180,696	29,571
Retained earnings	310,516	254,268
Unearned compensation	(7,397)	(5,333)
Accumulated other comprehensive loss	(15,552)	(6,017)

Total Shareholders’ Equity	478,592	281,270

	$1,203,597	$1,027,444

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other	Total
	Capital Stock		Additional	Retained	Unearned	Comprehensive	Shareholders’
(in thousands, except per share data)	Shares	Par Value	Paid-in Capital	Earnings	Compensation	(Loss) Income	Equity
Balances at July 31, 2002	42,728	$8,546	$18,846	$216,957	$(1,649)	$(6,658)	$236,042
Comprehensive income:
Net income for the year				12,392
Aggregate translation adjustment						1,276
Minimum pension liability adjustment, net of deferred tax benefit of $1,201						(2,236)
Total comprehensive income							11,432
Dividends paid: $.02 per share				(859)			(859)
Shares issued under stock plans	639	127	4,585		(4,613)		99
Tax benefit related to exercise of nonqualified stock options			166				166
Amortization of unearned compensation					834		834

Balances at July 31, 2003	43,367	8,673	23,597	228,490	(5,428)	(7,618)	247,714

Comprehensive income:
Net income for the year				26,649
Aggregate translation adjustment						154
Minimum pension liability adjustment, net of deferred taxes of $695						1,447
Total comprehensive income							28,250
Dividends paid: $.02 per share				(871)			(871)
Shares issued under incentive plan	536	108	5,269		(2,963)		2,414
Tax benefit related to exercise of nonqualified stock options			705				705
Amortization of unearned compensation					3,058		3,058

Balances at July 31, 2004	43,903	8,781	29,571	254,268	(5,333)	(6,017)	281,270

Comprehensive income:
Net income for the year				57,173
Aggregate translation adjustment						(7,640)
Minimum pension liability adjustment, net of deferred tax benefit of $1,207						(1,895)
Total comprehensive income							47,638
Dividends paid: $.02 per share				(925)			(925)
Net proceeds from issuance of Common Stock	5,750	1,150	118,271				119,421
Shares issued under incentive plan	1,992	398	24,975		(5,547)		19,826
Tax benefit related to exercise of nonqualified stock options			7,879				7,879
Amortization of unearned compensation					3,483		3,483

Balances at July 31, 2005	51,645	$10,329	$180,696	$310,516	$(7,397)	$(15,552)	$478,592

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
(in thousands)	2005	2004	2003
OPERATIONS
Net income	$57,173	$26,649	$12,392
Adjustments to reconcile net income to cash flow from operating activities:
Loss on sale of property, plant and equipment	948	319	266
Gain on sale of equipment held for rental	(11,711)	(12,451)	(6,794)
Non-cash charges and credits:
Depreciation and amortization	28,899	25,681	19,937
Provision for self-insured losses	12,731	10,295	6,344
Deferred income taxes	(16,548)	(7,869)	(6,336)
Other	10,803	14,580	7,861
Changes in selected working capital items:
Accounts receivable	(25,948)	(66,296)	(35,324)
Inventories	(15,268)	9,188	43,137
Accounts payable	60,423	33,207	(46,026)
Other operating assets and liabilities	30,623	13,506	(12,706)
Changes in finance receivables	1,877	(6,112)	40,487
Changes in pledged finance receivables	36	(14,866)	(114,271)
Changes in other assets and liabilities	8,374	(11,090)	(3,295)

Cash flow from operating activities	142,412	14,741	(94,328)

INVESTMENTS
Purchases of property, plant and equipment	(15,443)	(12,387)	(10,806)
Proceeds from the sale of property, plant and equipment	1,060	90	216
Purchases of equipment held for rental	(31,249)	(26,689)	(16,342)
Proceeds from the sale of equipment held for rental	35,065	33,269	19,063
Purchases of held-to-maturity securities	(224,987)	—	—
Maturities of held-to-maturity securities	224,987	—	—
Cash portion of acquisitions	(105)	(109,557)	—
Other	366	333	(689)

Cash flow from investing activities	(10,306)	(114,941)	(8,558)

FINANCING
Net (decrease) increase in short-term debt	(6)	27	(13,497)
Issuance of long-term debt	156,018	351,999	404,283
Repayment of long-term debt	(232,666)	(362,506)	(279,647)
Issuance of limited recourse debt	—	13,979	117,383
Repayment of limited recourse debt	—	(253)	(118)
Payment of dividends	(925)	(871)	(859)
Net proceeds from issuance of common stock	119,421	—	—
Exercise of stock options	19,826	2,414	93

Cash flow from financing activities	61,668	4,789	227,638

CURRENCY ADJUSTMENTS
Effect of exchange rate changes on cash	(7,833)	258	1,852

CASH AND CASH EQUIVALENTS
Net change in cash and cash equivalents	185,941	(95,153)	126,604
Beginning balance	37,656	132,809	6,205

Ending balance	$223,597	$37,656	$132,809

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data and unless otherwise indicated)
NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICES
Principles of Consolidation and Statement Presentation
     The consolidated financial statements include our accounts and those of our subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
     We operate on a 5-4-4 week quarter with our fiscal year and fourth quarter ending on July 31. Our first quarter ends on the Sunday closest to October 31 that either coincides with or precedes that date. Our second and third quarters end 13 and 26 weeks, respectively, following the end of the first quarter.
Reclassifications
     Where appropriate, we have reclassified certain prior year amounts in the consolidated financial statements to conform to the fiscal 2005 presentation.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
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

     We enter into rental purchase guarantee agreements (“RPGs”) with some of our customers. These agreements are normally for a term of no greater than twelve months and provide for rental payments with a guaranteed purchase option at the end of the agreement. Under the terms of the RPG, the customer is obligated to purchase the equipment at the end of the rental period. The full amount due under the agreement is recorded as revenue and the related cost of the equipment is charged to cost of sales at the inception of the agreement.
     We ship equipment on a limited basis to certain customers on consignment, which under GAAP allows recognition of the revenues only upon final sale of the equipment by the consignee. At July 31, 2005, we had $2.9 million of inventory on consignment.
Shipping and Handling Fees
     We reflect shipping and handling fees billed to customers as sales, while the related shipping and handling costs are included in cost of sales. The amount of such shipping and handling costs were not material to the financial statements.
Cash and Cash Equivalents
     We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents and classify such amounts as cash and cash equivalents. These investments may include domestic commercial paper, direct obligations of the U.S. Government, repurchase agreements, corporate debt instruments, mutual funds and money market and time deposit investments in Europe with non-U.S. banks.
Inventories
     Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the LIFO (last-in, first-out) method. All other inventories are based on the FIFO (first-in, first-out) method.
     Our inventories consist of the following at July 31:

	2005	2004
Finished goods	$75,014	$66,586
Raw materials and work in process	102,267	93,695

	177,281	160,281
Less LIFO provision	8,184	5,876

	$169,097	$154,405

     The cost of inventories stated under the LIFO method was 44% and 62% at July 31, 2005 and 2004, respectively, of our total inventory.
Property, Plant and Equipment and Equipment Held for Rental
     Property, plant and equipment and equipment held for rental are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, based on useful lives of 15 years for land improvements, 10 to 20 years for buildings and improvements, three to 10 years for machinery and equipment, and three to seven years for equipment held for rental. Depreciation expense was $25.3 million, $22.7 million and $19.8 million for the fiscal years 2005, 2004 and 2003, respectively, and includes the amortization of capital leases.
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
     We perform a goodwill impairment test on at least an annual basis during our fourth quarter, or more frequently in certain circumstances, by assessing the fair value of our reporting units based upon a discounted cash flow methodology. We cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in a relationship with a significant customer. The cash flows are based on management’s projection of future financial results, including revenues, costs, working capital changes and capital expenditures and are discounted at a rate corresponding to a “market” rate. Actual results will differ from those estimates.
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
     We determined our reporting units to be our Machinery operating segment and our European equipment services remanufacturing and reconditioning operations. We use our Machinery segment as our reporting unit because no component of the operating segment meets the criteria established for use as a reporting unit in determination of goodwill impairment.
     This table presents our reconciliation of the recorded goodwill during the period from August 1, 2003 to July 31, 2005:

		European
		Equipment
		Services
	Machinery	Operations	Total
Balance as of August 1, 2003	$29,509	$—	$29,509
Additions	32,028	1,359	33,387
Translation	5	(16)	(11)

Balance as of July 31, 2004	61,542	1,343	62,885
Additions	—	98	98
Reductions	(1,360)	—	(1,360)
Translation	6	12	18

Balance as of July 31, 2005	$60,188	$1,453	$61,641

     There were no dispositions of businesses with related goodwill during fiscal 2005 and fiscal 2004. Purchase accounting adjustments during fiscal 2005 related to reductions in the initial accruals as a result of the finalization of our plan of integrating the OmniQuip business with our existing business. In accordance with Emerging Issue Task Force (“EITF”) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” costs expended which are less than the amount recorded as a liability assumed in a purchase business combination reduce the cost of the acquired company.

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
Product Development
     We incurred product development costs of $23.8 million, $20.2 million and $16.1 million in fiscal 2005, 2004 and 2003, respectively, which were charged to expense as incurred.
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
     This table presents our reconciliation of accrued product warranty during the period from August 1, 2003 to July 31, 2005:

Balance as of August 1, 2003	$8,585
Additions due to acquisition of OmniQuip	5,683
Payments	(7,547)
Accruals	5,108

Balance as of July 31, 2004	11,829
Payments	(12,893)
Accruals	14,441

Balance as of July 31, 2005	$13,377

Concentrations of Credit Risk
     Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of trade and finance receivables. As of July 31, 2005, approximately 24% of our trade receivables were due from two customers and approximately 36% of our finance receivables were due from two customers. In addition, one customer accounted for approximately 11% of our trade receivables and that same customer accounted for approximately 15% of our finance receivables. We routinely evaluate the creditworthiness of our customers and secure transactions with letters of credit or other forms of security where we believe the risk warrants it. Finance receivables are collateralized by a security interest in the underlying assets.
Advertising and Promotion
     All costs associated with advertising and promoting products are expensed in the year incurred. Advertising has been incurred when the services have been rendered or provided. Advertising and promotion expense was $9.1 million, $6.0 million and $3.4 million in fiscal 2005, 2004 and 2003, respectively.

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
     We are exposed to risks arising from changes in foreign currency rates, primarily the British pound, Euro and Australian dollar. The aggregate foreign currency transactions included in the results of operations were gains of $5.8 million in fiscal 2005, losses of $2.3 million in fiscal 2004 and gains of $5.4 million in fiscal 2003.
Derivative Instruments
     We are exposed to market risks from changes in interest rates and foreign currency exchange rates. With respect to interest rate swaps, during fiscal 2003 and 2002, we entered into interest rate swap agreements to manage our interest rate exposure in order to achieve a cost-effective mix of fixed- and variable-rate indebtedness. We do not utilize derivatives that contain leverage features. On the date on which we enter into a derivative, the derivative is designated as a hedge of the identified exposure. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking hedge transactions. In that documentation, we specifically identify the hedged item and state how the hedging instrument is expected to reduce the risks related to the hedged item.
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
     Our outstanding interest rate swap instruments at July 31, 2005 consisted of a $70.0 million notional fixed-to-variable rate swap with a fixed-rate receipt of 8 3/8% and a $62.5 million notional fixed-to-variable rate swap with a fixed-rate receipt of 8 1/4%. The bases of the variable rates paid related to our $70.0 million and $62.5 million interest rate swap instruments are the six month London Interbank Offered Rate (LIBOR) plus 4.51% and 5.15%, respectively. The fair value of our interest rate hedges were a negative $5.9 million at July 31, 2005 and reflect the estimated amount that we would owe to terminate the contracts at the reporting date.
     With respect to foreign currency market risk, we enter into certain foreign currency contracts, principally forward exchanges, to manage some of our foreign currency exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sales of our products will be affected by changes in exchange rates. Although these contracts qualify as derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, we have not designated these instruments as hedge transactions under SFAS No. 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives are included in the Consolidated Balance Sheet in other current assets and other current liabilities. The mark-to-market impact related to the above forwards were gains of approximately $7.7 million, $0.2 million and $0.2 million in the fiscal years ended July 31, 2005, 2004 and 2003, respectively, and are included in “Miscellaneous, net” in the Consolidated Statements of Income.
Sales Incentives
     We recognize volume discounts and sales incentives at the time we recognize a sale based upon the contractual terms of our arrangement with the customer and, where applicable, our estimate of that customer’s annual sales volume. These programs are reflected in our Consolidated Statements of Income as a reduction of revenue. If actual sales to the customer differ significantly from the projections, we may be required to adjust the estimates.
Employee Retirement Plans
     We have discretionary, defined contribution retirement plans covering our eligible U.S. employees. Our Board of Directors annually evaluates and determines the level of contributions to the plans. The contributions to the plans are based on a calendar year while our fiscal year ends July 31. Accordingly, we estimate our financial performance on a fiscal basis, which could turn out significantly different on a calendar basis. We estimate contributions to these plans based upon our projected profitability, and we accrue the contributions as a percentage of payroll each pay period. We review the amount accrued on a quarterly basis. If our actual financial performance or the percentage of payroll differs significantly from the projections, we may be required to adjust the accruals.
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

	2005	2004	2003
Volatility factor	.515	.591	.546
Expected life in years	5.0	5.0	4.9
Dividend yield	.07%	.14%	.24%
Interest rate	4.03%	3.68%	3.0%
Weighted average fair market value at date of grant	$14.07	$7.35	$4.12
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Our pro forma information follows for the years ended July 31:

	2005	2004	2003
Net income, as reported	$57,173	$26,649	$12,392
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,272)	(2,916)	(3,476)

Pro forma net income	$54,901	$23,733	$8,916

Earnings per share:
Earnings per common share—as reported	$1.23	$.62	$.29

Earnings per common share—pro forma	$1.18	$.55	$.21

Earnings per common share—assuming dilution—as reported	$1.20	$.61	$.29

Earnings per common share—assuming dilution—pro forma	$1.15	$.54	$.21

Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for us on August 1, 2005. The adoption of SFAS No. 153 will not have a material impact on our earnings and financial position.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25, discussed above. SFAS No. 123R will require us to expense share-based payments, including employee stock options, based on their fair value. We are required to adopt the provisions of SFAS No. 123R effective as of the beginning of our first quarter of fiscal 2006. SFAS No. 123R provides alternative methods of adoption, which include prospective application and a modified retroactive application. As a result of adopting SFAS No. 123R using the prospective method, we will recognize approximately $3.5 million in compensation expense in fiscal 2006 associated with the unvested options outstanding at July 31, 2005.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costing.” We are required to adopt the provisions of SFAS 151, on a prospective basis, as of August 1, 2005. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those amounts, if abnormal, be recognized as expenses in the period incurred. In addition, SFAS 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities. The adoption of SFAS 151 will not have a material impact on our earnings and financial position.
     In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. FAS 106-2 provides guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. We adopted FSP No. FAS 106-2 during the fourth quarter of fiscal 2004, which reduced our accumulated postretirement benefit obligation by $4.3 million at July 31, 2004 and reduced our fiscal 2005 expense by $0.8 million. Of the $0.8 million reduction in fiscal 2005 expense, $0.3 million is associated with the amortization of the actuarial experience gain, $0.3 million is the resulting reduction in interest costs on the accumulated postretirement benefit obligation and $0.2 million is the reduction in the current period service costs. The adoption of FSP No. FAS 106-2 did not require us to change previously reported information because we elected to defer accounting for the effects of the Act until authoritative guidance on the accounting for the federal subsidy was issued under FSP No. FAS 106-2. Additionally, the accrued benefit obligation and net periodic postretirement benefit cost included in our consolidated financial statements, for the periods prior to the date of adoption, do not reflect the effects of the Act on our plan since we elected prospective application of FSP No. FAS 106-2.
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
     On April 30, 2004, we completed the purchase of Delta Manlift SAS (“Delta”), a subsidiary of The Manitowoc Company (“Manitowoc”) for $9.9 million, which included transaction expenses of $0.9 million. Headquartered in Tonneins, France, Delta has two facilities that manufacture the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations. In addition, we purchased certain intellectual property and related assets of Manitowoc’s discontinued product lines, which will permit us to re-launch selected models of the Liftlux brand scissor lifts. We funded the purchase price with cash generated from operations.
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
     On August 1, 2003, we acquired the OmniQuip business unit (“OmniQuip”) of Textron Inc., which includes all operations relating to the SkyTrak and Lull brand commercial telehandler products and the ATLAS and the MMV military telehandler products, for $107.1 million, which included transaction expenses of $5.6 million, with $90.0 million paid in cash at closing and $10.0 million paid in the form of an unsecured subordinated promissory note due on the second anniversary of the closing date. On February 4, 2004, we paid off this $10.0 million unsecured subordinated promissory note payable and post-closing purchase price adjustments in favor of Textron totaling $1.5 million. In addition, we expect to incur estimated expenditures totaling $45.9 million over a four-year period related to our integration plan. Through July 31, 2005, we have incurred expenditures of $34.2 million related to our OmniQuip integration plan. The integration plan expenditures are associated with personnel reductions, facility closings, plant start-up costs and facility operating expenses. We funded the cash portion of the purchase price and the transaction expenses with the remaining unallocated proceeds from the sale of our 2008 Notes, and we anticipate funding integration expenses with cash generated from operations and borrowings under our credit facilities.
     The following table summarizes our fair values of the OmniQuip assets acquired and liabilities assumed on August 1, 2003:

Accounts receivable	$33,938
Inventory	37,360
Property, plant and equipment	9,673
Goodwill	29,905
Other intangible assets, primarily trademarks and patents	34,210
Accounts payable	(19,563)
Other assets and liabilities, net (a)	(14,836)
Assumed debt	(3,630)

Net cash consideration	$107,057

(a)	Includes $11.3 million related to personnel reductions and facility closings or restructuring.

     Of the $34.2 million of acquired intangible assets, $23.6 million was assigned to registered trademarks that are not subject to amortization. The remaining $10.6 million of acquired intangible assets has a weighted-average useful life of approximately eight years. The intangible assets that make up that amount include distributor and customer relations of $1.0 million (20-year weighted-average useful life), patents of $5.8 million (nine-year weighted-average useful life), and contracts of $3.8 million (two-year weighted-average useful life). The entire amount of intangible assets and goodwill is expected to be deductible for tax purposes.
     The operating results of OmniQuip are included in our consolidated results from operations beginning August 1, 2003.
     In compliance with GAAP, the following unaudited pro forma financial information for fiscal year 2003 reflects our consolidated results of operations as if the OmniQuip acquisition had taken place on August 1, 2002. The unaudited pro forma financial information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date.

	Year Ended July 31, 2003
	JLG	OmniQuip (a)	Total
Revenues	$751,128	$213,781	$964,909
Net income (loss)	12,392	(34,640)	(22,248)
Net income (loss) per common share	.29	(.81)	(.52)
Net income (loss) per common share—assuming dilution	.29	(.81)	(.52)

(a)	Includes a goodwill and intangible asset impairment charge of $30.0 million.
     In connection with our acquisitions, we assess and formulate plans related to their future integration. This process begins during the due diligence process and is concluded within twelve months of the acquisition. We accrue estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with EITF No. 95-3. Adjustments to these estimates are made as plans are finalized, but in no event beyond one year from the acquisition date. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred.
     As part of our OmniQuip integration plan, we permanently closed five facilities of the acquired business and relocated that production into our existing facilities. Additionally, we have reduced employment and will incur costs associated with the involuntary termination benefits and relocation costs. These costs are incremental to our combined enterprise and are incurred as a direct result of our exit plan. Accrued liabilities associated with these integration activities include the following (in thousands, except headcount):

Planned Headcount Reduction:
Number of employees related to OmniQuip acquisition	350
Reductions	(332)

Balance at July 31, 2004	18
Reductions	(18)

Balance at July 31, 2005	—

Involuntary Employee Termination and Relocation Benefits:
Accrual related to OmniQuip acquisition	$10,030
Adjustment to initial accrual	(2,404)
Costs incurred	(4,843)

Balance at July 31, 2004	2,783
Adjustment to initial accrual	(1,102)
Costs incurred	(1,246)

Balance at July 31, 2005	$435

Facility Closure and Restructuring Costs:
Accrual related to OmniQuip acquisition	$13,601
Adjustment to initial accrual	(7,680)
Costs incurred	(1,656)

Balance at July 31, 2004	4,265

Adjustment to initial accrual	(1,115)

Balance at July 31, 2005	$3,150

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
     The remaining involuntary employee termination and relocation benefits accrual of $0.4 million relates to the estimated relocation payments for eight employees.
NOTE 3—TRADE ACCOUNTS AND FINANCE RECEIVABLES
     Trade accounts and finance receivables consist of the following at July 31:

	2005	2004
Trade accounts receivable	$393,915	$370,633
Finance receivables	8,023	7,270
Pledged finance receivables	29,238	34,500

	431,176	412,403
Less allowance for doubtful accounts and provisions for losses	(11,310)	(11,806)

	$419,866	$400,597

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
     Our net investment in finance and pledged finance receivables was as follows at July 31:

	2005	2004
Gross finance and pledged finance receivables	$91,486	$169,472
Estimated residual value	18,359	21,899

	109,845	191,371
Unearned income	(8,580)	(29,295)

Net finance and pledged finance receivables	101,265	162,076
Provision for losses	(2,801)	(3,992)

	$98,464	$158,084

     Of the total finance and pledged finance receivables balances at July 31, 2005 and 2004, $62.9 million and $118.4 million, respectively, are pledged finance receivables resulting from the monetization of finance receivables. In compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” these transactions are accounted for as debt on our Consolidated Balance Sheets. The maximum loss exposure associated with these transactions was $22.2 million as of July 31, 2005. As of July 31, 2005, our provision for losses related to these transactions was $1.1 million.

     The following table displays the contractual maturity of our finance and pledged finance receivables. It does not necessarily reflect the timing of future cash collections because of various factors including the possible refinancing or sale of finance receivables and repayments prior to maturity.
     For the 12-month periods ended July 31:

2006	$44,625
2007	30,471
2008	13,551
2009	2,779
2010	36
Thereafter	24
Residual value in equipment at lease end	18,359
Less: unearned finance income	(8,580)

Net investment in leases	$101,265

     Provisions for losses on finance and pledged finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio.
NOTE 4—PROPERTY, PLANT AND EQUIPMENT
     Our property, plant and equipment consists of the following at July 31:

	2005	2004
Land and improvements	$8,683	$8,801
Buildings and improvements	63,406	63,334
Machinery and equipment	115,668	132,190

	187,757	204,325
Less allowance for depreciation and amortization	101,902	112,821

	$85,855	$91,504

     At July 31, 2005 and 2004, assets under capital leases totaled $3.5 million and were included in buildings and improvements in the table above. Accumulated amortization of assets held under capital leases totaled $1.2 million and $0.6 million at July 31, 2005 and 2004, respectively.
NOTE 5—INTANGIBLE ASSETS
     Intangible assets consist of the following at July 31, 2005:

	Weighted Average
	Amortization Period	Gross Carrying	Accumulated		Net Carrying
	(in years)	Value	Amortization	Translation	Value
Finite Lived
Patents	9	$5,810	$(1,572)	$—	$4,238
Contracts	2	3,800	(3,800)	—	—
Trademark	10	1,500	(188)	—	1,312
Other	10	2,803	(1,245)	8	1,566

	7	13,913	(6,805)	8	7,116
Indefinite Lived
Trademarks		24,956	—	14	24,970

Total Intangible Assets		$38,869	$(6,805)	$22	$32,086

     Intangible assets consisted of the following at July 31, 2004:

	Weighted Average
	Amortization Period	Gross Carrying	Accumulated		Net Carrying
	(in years)	Value	Amortization	Translation	Value
Finite Lived
Patents	9	$5,810	$(786)	$—	$5,024
Contracts	2	3,800	(1,900)	—	1,900
Trademark	10	1,500	(37)	—	1,463
Other	11	2,353	(458)	—	1,895

	8	13,463	(3,181)	—	10,282

Indefinite Lived
Trademarks		24,956	—	2	24,958

Total Intangible Assets		$38,419	$(3,181)	$2	$35,240

     All of our acquired intangible assets with finite lives are being amortized on a straight-line basis. Our amortization expense on intangible assets was $3.6 million and $3.0 million in fiscal 2005 and 2004, respectively. Amortization expense for fiscal 2006, 2007, 2008, 2009 and 2010 is estimated at approximately $1.1 million, $1.0 million, $0.9 million, $0.8 million and $0.8 million, respectively.
NOTE 6—OTHER ASSETS
     Other assets consist of the following at July 31:

	2005	2004
Future income tax benefits	$38,896	$26,363
Customer notes receivable and other investments	19,671	25,655
Deferred finance charges	8,712	13,902
Other	8,304	2,983

	75,583	68,903
Less allowance for notes receivable	7,440	6,300

	$68,143	$62,603

     Notes receivable and other investments are with customers or customer affiliates and include restructuring of accounts and finance receivables as well as assisting our customers in their financing efforts. As of July 31, 2005 and 2004, approximately 82% and 73%, respectively, of our current and long-term notes receivable and other investments were due from four and three parties, respectively. We routinely evaluate the creditworthiness of our customers and provide reserves if required under the circumstances. Certain notes receivables are collateralized by a security interest in the underlying assets, other assets owned by the debtor and/or personal guarantees. If the financial condition of our customers were to deteriorate or we do not realize the full amount of any anticipated proceeds from the sale of the equipment supporting our customers’ financial obligations to us, we may incur losses in excess of our reserves.
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
NOTE 7—ACCRUED EXPENSES
     Our accrued expenses consist of the following at July 31:

	2005	2004
Accrued payroll and related taxes and benefits	$37,196	$31,088
Accrued sales rebate and commissions	22,749	9,753
Accrued income taxes	17,732	14,497
Accrued value added taxes	13,951	7,013
Accrued warranty	13,377	11,829
Provisions for contingencies	9,500	16,155
Accrued steel surcharge	5,773	1,268
Accrued dealer costs	4,453	4,031
Accrued interest	4,305	4,965
Unearned income	3,905	1,093
Accrued workmen’s compensation	2,064	1,906
Accrued professional fees	1,654	1,516
Accrued restructuring	585	3,145
Other accrued expenses	11,407	10,601

	$148,651	$118,860

NOTE 8—LEASES
     We lease certain offices, manufacturing facilities, service facilities and equipment. Generally, the leases carry renewal provisions and require us to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts.
     Our total rental expense for operating leases was $10.4 million, $9.9 million and $9.2 million in fiscal 2005, 2004 and 2003, respectively. At July 31, 2005, our future minimum lease payments under non-cancelable operating leases with initial or remaining terms of more than one year are $5.9 million, $5.7 million, $5.3 million, $3.5 million, $2.5 million and $9.7 million in fiscal 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.
     We lease our Oaks, North Dakota facility and certain equipment pursuant to a lease agreement dated February 1, 1999 that expires in February 2014. Aggregate minimum annual rentals at July 31, 2005 under this lease are as follows:

2006	$438
2007	438
2008	440
2009	439
2010	439
Thereafter	1,989

Total minimum lease payments	4,183

Less amount representing interest	(1,024)

Present value of net minimum lease payments	3,159

Less obligations under capital lease, current portion	(255)

Obligations under capital lease, less current portion	$2,904

     Our capital lease obligation is included on the Consolidated Balance Sheets in current portion of long-term debt and long-term debt, less current portion.

NOTE 9—CHANGES IN ACCOUNTING ESTIMATES
     During the second quarter of fiscal 2003, we determined that we would not make a discretionary profit sharing contribution for calendar year 2002. This change resulted in an increase in net income of $1.5 million, or $0.03 per diluted share, for fiscal 2003.
     As more fully described in Note 11 of the Notes to Consolidated Financial Statements, during the fourth quarter of fiscal 2003, as a result of a change in accounting estimate attributable to tax benefits received from foreign operations partially offset by the creation of a valuation allowance for certain foreign net operating losses, our fiscal 2003 tax rate included a $2.1 million benefit to net income, or $0.05 per diluted share.
NOTE 10—SEGMENT INFORMATION
     We operate through three business segments: Machinery, Equipment Services and Access Financial Solutions. Our Machinery segment designs, manufactures and sells aerial work platforms, telehandlers, telescoping hydraulic excavators and trailers as well as an array of complementary accessories that increase the versatility and efficiency of these products for end-users. The Equipment Services segment provides after-sales service and support for our installed base of equipment, including parts sales and equipment rentals, and sells used and remanufactured or reconditioned equipment. The Access Financial Solutions segment arranges equipment financing and leasing solutions for our customers primarily through third party financial institutions and provides credit support in connection with these financing and leasing arrangements. We evaluate performance of the Machinery and Equipment Services segments and allocate resources based on operating profit before interest, miscellaneous income/expense and income taxes. We evaluate performance of the Access Financial Solutions segment and allocate resources based on its operating profit less interest expense. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
     Our business segment information consisted of the following for the years ended July 31:

	2005	2004	2003
Revenues:
Machinery	$1,461,401	$973,610	$594,484
Equipment Services	259,878	204,454	136,737
Access Financial Solutions	13,751	15,898	19,907

	$1,735,030	$1,193,962	$751,128

Segment profit (loss):
Machinery	$111,974	$70,844	$25,513
Equipment Services	72,878	59,760	27,119
Access Financial Solutions	4,420	1,695	3,990
General corporate	(75,407)	(67,308)	(32,001)

Segment profit	113,865	64,991	24,621
Add Access Financial Solutions’ interest expense	6,396	10,915	11,700

Operating income	$120,261	$75,906	$36,321

Depreciation and amortization:
Machinery	$22,890	$19,695	$13,984
Equipment Services	3,561	3,998	3,766
Access Financial Solutions	888	659	691
General corporate	1,560	1,329	1,496

	$28,899	$25,681	$19,937

	2005	2004	2003
Expenditures for long-lived assets:
Machinery	$23,597	$18,130	$11,200
Equipment Services	20,594	20,141	15,084
Access Financial Solutions	188	251	579
General corporate	2,313	554	285

	$46,692	$39,076	$27,148

Assets:
Machinery	$798,536	$728,151	$563,929
Equipment Services	49,152	39,394	36,574
Access Financial Solutions	111,054	191,183	237,632
General corporate	244,855	68,716	98,067

	$1,203,597	$1,027,444	$936,202

     Our segment sales by major customers as a percentage of total segment revenues consisted of the following for the years ended July 31:

	2005	2004	2003
Machinery
Customer A	14%	14%	15%
Customer B	11%	—%	10%
Customer C	—%	—%	10%
Equipment Services
Customer A	11%	13%	16%
Access Financial Solutions
Customer A	—%	10%	21%
Customer D	—%	17%	—%
Customer E	16%	17%	15%
     Our revenues by product group consisted of the following for the years ended July 31:

	2005	2004	2003
Aerial work platforms	$888,073	$562,056	$428,564
Telehandlers	511,766	358,865	117,475
Excavators	61,562	52,689	48,445
After-sales service and support, including parts sales, and used and reconditioned equipment sales	252,381	196,576	130,335
Financial products	11,915	15,203	19,184
Rentals	9,333	8,573	7,125

	$1,735,030	$1,193,962	$751,128

     We manufacture our products in the United States, Belgium and France and sell these products globally, but principally in North America, Europe, Australia and South America. No single foreign country accounts for revenues that are significant to the consolidated operations.
     Our revenues by geographic region consisted of the following for the years ended July 31:

	2005	2004	2003
United States	$1,311,450	$923,696	$546,494
Europe	264,032	178,392	145,038
Other	159,548	91,874	59,596

	$1,735,030	$1,193,962	$751,128

     The value of our long-lived assets by geographic region were as follows at July 31:

	2005	2004	2003
United States	$110,041	$121,706	$82,048
Europe	28,872	24,458	15,807
Other	1,598	1,770	1,495

	$140,511	$147,934	$99,350

NOTE 11—INCOME TAXES
     Our foreign and domestic pre-tax accounting income consisted of the following for the years ended July 31:

	2005	2004	2003
Pre-tax income:
United States	$84,975	$34,369	$20,497
Other countries	8,113	7,512	(5,470)

	$93,088	$41,881	$15,027

     Our income tax provision consisted of the following for the years ended July 31:

	2005	2004	2003
Current:
Federal	$42,925	$20,173	$3,849
State	2,652	(223)	314
Foreign	6,181	4,192	2,690

	51,758	24,142	6,853

Deferred:
Federal	(15,024)	(7,893)	(2,888)
State	(632)	(674)	(1,330)
Foreign	(187)	(343)	—

	(15,843)	(8,910)	(4,218)

	$35,915	$15,232	$2,635

     We made income tax payments of $39.7 million, $14.7 million and $8.5 million in fiscal 2005, 2004 and 2003, respectively. Income tax benefits recorded directly as an adjustment to equity as a result of employee stock awards were $7.9 million, $0.7 million and $0.2 million in fiscal 2005, 2004 and 2003, respectively.
     The difference between the U.S. federal statutory income tax rate and our effective tax rate is as follows for the years ended July 31:

	2005	2004	2003
Statutory U.S. federal income tax rate	35%	35%	35%
Effect of export profits taxed at lower rates	(2)	(3)	(2)
Effect of earnings sourced in various jurisdictions	3	3	(2)
Executive compensation	1	—	—
Change in estimate	—	—	(14)
Other	2	1	1

Effective tax rate	39%	36%	18%

     Our fiscal 2003 rate included a $2.1 million benefit to net income, or $0.05 per diluted share, resulting from a change in accounting estimate attributable to tax benefits received from foreign operations partially offset by the creation of a valuation allowance for certain foreign net operating losses. We have foreign operations for which net operating losses from start-up activities exist for financial reporting purposes. Accordingly, we determined that recognition of the deferred tax asset was inappropriate, and we recorded a valuation reserve as reported in our disclosure regarding components of deferred tax assets and liabilities. The benefits from foreign operations consisted primarily of refunds relating to increased foreign tax credits from amended return filings. We underwent tax examinations in various foreign countries that resulted in the payment of additional foreign taxes in prior years. We amended our United States income tax returns to adjust for the benefit of the increased foreign tax credits associated with the additional foreign taxes paid in fiscal 2003. These credits offset amounts for which we had previously provided tax expense.
     Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax purposes. Our components of deferred tax assets and liabilities were as follows at July 31:

	2005	2004
Future income tax benefits — current:
Accrual for sales allowances	$8,409	$3,814
Warranty and product liability	7,916	9,599
Accounts receivable and inventory	7,190	2,329
Accrued payroll and employee-related benefits	2,078	4,646
Other items	2,181	4,228

	27,774	24,616

Non-current deferred assets:
Postretirement benefits	22,230	18,585
Contingencies and product liability	10,855	5,244
Loss carryforwards	6,203	7,356
Other	3,937	910
Valuation allowance	(4,329)	(5,732)

	38,896	26,363

Net deferred tax assets	$66,670	$50,979

     The current and long-term deferred tax asset amounts are included in other current assets and other asset balances on the Consolidated Balance Sheets.
     At July 31, 2005, we had foreign tax loss carryforwards of $12.4 million, which may be carried forward indefinitely. We also have state loss carryforwards of approximately $37.3 million, which will expire between 2007 and 2025.
NOTE 12—STOCK-BASED INCENTIVE PLAN
     During November 2003, shareholders approved our Long Term Incentive Plan which authorizes, up to a maximum of 8,977,218 shares, the granting of awards to key employees and directors in the form of options to purchase capital stock, restricted shares, stock appreciation rights, bonus shares, performance units and performance shares that can be settled in shares of capital stock or cash. Our Board of Directors determines the number of shares, the term, the frequency and date, the type, the exercise periods, any performance criteria pursuant to which awards may be granted and the restrictions and other terms and conditions of each grant of restricted shares in accordance with the terms of our Plan. Generally, options granted have a maximum term of 10 years and vest in periods ranging from one year to five years. Restricted shares granted generally vest in periods ranging from one year to five years. During fiscal 2005, 2004 and 2003, we granted 195,831, 220,063 and 561,500 restricted shares, respectively, at weighted-average grant date fair values of $28.42, $13.84 and $8.28, respectively. The expense related to the award of restricted shares was $3.5 million, $3.1 million and $0.8 million in fiscal 2005, 2004 and 2003, respectively. During fiscal 2005, we granted performance shares of common stock. Each performance share represent the right to receive one share of common stock based upon our performance over a three-year period beginning August 1, 2005 and ending July 31, 2008. The expense related to the award of performance shares was $8 thousand in fiscal 2005. For all options currently outstanding, the option price is the fair market value of the shares on their date of grant.

     Our equity compensation plan in effect as of July 31, 2005 is as follows:

Number of Securities
	Number of Securities		Remaining Available
	to Be Issued Upon	Weighted Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans
Equity compensation plans approved by security holders	3,016	$13.14	1,948
Equity compensation plans not approved by security holders	—	—	—

Total	3,016	$13.14	1,948

     Our outstanding options and transactions involving the plan are summarized as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding options at the beginning of the year	4,807	$11.73	4,679	$11.16	3,335	$12.40
Options granted	254	29.05	576	13.92	1,729	8.45
Options canceled	(32)	12.79	(117)	11.34	(295)	12.18
Options exercised	(2,013)	11.80	(331)	7.60	(90)	1.77

Outstanding options at the end of the year	3,016	$13.14	4,807	$11.73	4,679	$11.16

Exercisable options at the end of the year	1,870	$12.12	3,137	$12.43	2,538	$12.95

     Our information with respect to stock options outstanding at July 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$7.90 to $10.91	1,578	7	$9.18	1,058	$9.54
11.30 to 14.75	927	7	13.70	554	13.53
16.97 to 17.69	112	3	17.48	106	17.51
18.09 to 29.55	399	8	26.27	152	21.19

NOTE 13—BASIC AND DILUTED EARNINGS PER SHARE
     This table presents our computation of basic and diluted earnings per share for the years ended July 31:

	2005	2004	2003
Net income	$57,173	$26,649	$12,392

Denominator for basic earnings per share—weighted average shares	46,529	42,860	42,601
Effect of dilutive securities—employee stock options and unvested restricted shares	1,264	1,172	265

Denominator for diluted earning per share—weighted average shares adjusted for dilutive securities	47,793	44,032	42,866

Earnings per common share	$1.23	$.62	$.29

Earnings per common share—assuming dilution	$1.20	$.61	$.29

     During fiscal 2005, options to purchase 1.2 million shares of capital stock were not included in the computation of diluted earnings per share because exercise prices for the options were higher than the average market price of the capital stock.
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
     Separate certificates for Rights will not be distributed, nor will the Rights be exercisable unless a person or group (an “Acquiring Person”) acquires 15% or more, or announces an offer that could result in acquiring 15% or more of our capital shares, unless such acquisition or offer is pursuant to a Permitted Offer approved by a majority of directors who are not our officers or affiliates of the Acquiring Person. Following an acquisition of 15% or more of our capital shares (a “Stock Acquisition”), other than pursuant to a Permitted Offer, each Rightholder, except the 15% or more stockholder, has the right to receive, upon exercise, capital shares valued at twice the then applicable exercise price of the Right (or, under certain circumstances, cash, property or other of our securities.)
     Similarly, unless certain conditions are met, if we engage in a merger or other business combination following a Stock Acquisition where we do not survive or where part of our capital shares are exchanged or converted into securities, cash or property of another person, or if 50% or more of our assets or earning power is sold or transferred, the Rights become exercisable for shares of the acquirer’s stock having a value of twice the exercise price (or, under certain circumstances, cash or property). The Rights are not exercisable, however, until our right of redemption described below has expired.
     At any time until 10 business days following public announcement that a 15% or greater position has been acquired in our stock, a majority of our Board of Directors may redeem the Rights in whole, but not in part, at a price of $0.001 per Right, payable, at the election of such majority of our Board of Directors, in cash or shares of our capital stock. Immediately upon the action of a majority of our Board of Directors ordering the redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the redemption price.
NOTE 15—EMPLOYEE RETIREMENT PLANS
     Substantially all of our employees participate in defined contribution or non-contributory defined benefit plans. As of July 31, 2005, approximately 7% of our employees were covered by union-sponsored, collectively bargained multi-employer pension plans and a union employment contract which expires April 2006. The expense related to funding the multi-employer plan was $0.4 million, $0.3 million and $0.2 million in fiscal 2005, 2004 and 2003, respectively.
     We have discretionary, defined contribution retirement plans covering our eligible U.S. employees. Our policy is to fund the cost as accrued. Plan assets are invested in mutual funds and our capital stock. The aggregate expense relating to these plans was $5.9 million, $4.6 million and $0.8 million in fiscal 2005, 2004 and 2003, respectively. We also have non-qualified defined benefit plans that provide senior management with supplemental retirement, medical, disability and death benefits.
     The following table presents our defined benefit pension and postretirement plans’ funded status and amounts recognized in our consolidated financial statements. We use a measurement date of April 30 for the majority of our defined benefit pension and postretirement plans.

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$33,219	$32,796	$36,291	$39,043
Service cost	2,311	2,052	1,591	1,982
Interest cost	2,023	1,998	2,043	2,423
Amendments	(962)	—	—	—
Change in plan provisions	—	—	(4,477)	—
Actuarial (gain)/loss	7,563	(2,013)	3,109	(5,647)
Benefits paid	(1,980)	(1,614)	(1,897)	(1,660)
Assumed in OmniQuip acquisition	—	—	—	150

Benefit obligation at end of year	$42,174	$33,219	$36,660	$36,291

Change in plan assets:
Fair value of plan assets at beginning of year	$14,688	$10,966	$—	$—
Actual return on plan assets	748	2,143	—	—
Contributions	2,232	3,193	1,897	1,660
Benefits paid	(1,980)	(1,614)	(1,897)	(1,660)

Fair value of plan assets at end of year	$15,688	$14,688	$—	$—

Funded status	$(26,486)	$(18,531)	$(36,660)	$(36,291)
Unrecognized net actuarial loss	14,532	6,811	10,558	7,897
Unrecognized transition obligation	—	—	47	73
Unrecognized prior service cost	(707)	511	(5,058)	(1,345)

Accrued benefit cost	$(12,661)	$(11,209)	$(31,113)	$(29,666)

Amounts recognized in the consolidated balance sheet:
Accrued benefit cost	$(18,187)	$(13,633)	$(31,113)	$(29,666)
Accumulated other comprehensive loss	5,526	2,424	—	—

Net amount recognized	$(12,661)	$(11,209)	$(31,113)	$(29,666)

     Our defined benefit pension plans weighted-average asset allocations by asset category consist of the following at July 31:

	2005	2004
Equity securities	70%	60%
Debt securities	29	37
Cash	1	3

	100%	100%

     Our Administrative Committee manages the operations and administration of all benefit plans and related trusts. The Committee has an investment policy for the assets of defined benefit pension plans that establishes target asset allocations as 70% equity securities and 30% fixed income securities. The Committee establishes its estimated long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historic returns, and expected future returns. During the year, the Committee reviews progress towards achieving the defined benefit pension plans’ and individual managers’ performance objectives.
     The funded status of our defined benefit pension plans at July 31, 2005 reflects the effects of negative returns experienced in the global capital markets over the past several years and a decline in the discount rate used to estimate the pension liability. As a result, the accumulated benefit obligation exceeded the fair value of plan assets. As required by GAAP, the Consolidated Balance Sheet reflected a minimum pension liability of $5.5 million at July 31, 2005. The effect of the funded status of the plan resulted in an increase in accrued benefit costs by $3.1 million and an increase in accumulated other comprehensive loss by $1.9 million, net of tax.
     Our accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans consist of the following at July 31:

	2005	2004
All defined benefit pension plans:
Accumulated benefit obligation	$33,758	$26,222
Unfunded defined benefit pension plans:
Projected benefit obligation	17,649	12,594
Accumulated benefit obligation	12,163	8,392
Defined benefit pension plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	24,525	20,625
Accumulated benefit obligation	21,595	17,830
Fair value of plan assets	15,688	14,688
     Our components of pension and postretirement expense were as follows for the years ended July 31:

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$2,311	$2,052	$1,514	$1,591	$1,982	$1,177
Interest cost	2,023	1,998	1,759	2,043	2,423	2,012
Expected return	(1,173)	(887)	(1,012)	—	—	—
Amortization of prior service cost	256	256	256	(764)	(421)	(421)
Amortization of transition obligation	—	32	32	26	26	26
Amortization of net (gain)/loss	266	577	87	448	911	203

	$3,683	$4,028	$2,636	$3,344	$4,921	$2,997

     Effective December 31, 2004, credited service was frozen for a number of participants in one of our retirement plans. This reduced that plan’s projected benefit obligation by $1.0 million, resulting in a negative unrecognized prior service cost base to be amortized over approximately 14 years.
     As a result of changes made to the retiree contribution rates for one of our postretirement plans, we recognized a reduction of $0.7 million to our other postretirement benefits expense in fiscal 2005 and a reduction to that plan’s projected benefit obligation of $4.5 million.
     In May 2004, the FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” We adopted FSP No. FAS 106-2 during the fourth quarter of fiscal 2004, which reduced our accumulated postretirement benefit obligation by $4.3 million at July 31, 2004 and reduced our fiscal 2005 expense by $0.8 million. Of the $0.8 million reduction in fiscal 2005 expense, $0.3 million was associated with the amortization of the actuarial experience gain, $0.3 million was the resulting reduction in interest costs on the accumulated postretirement benefit obligation and $0.2 million was the reduction in the current period service costs. The adoption of FSP No. FAS 106-2 did not require us to change previously reported information because we elected to defer accounting for the effects of the Act until authoritative guidance on the accounting for the federal subsidy was issued under FSP No. FAS 106-2. Additionally, the accrued benefit obligation and net periodic postretirement benefit cost included in our consolidated financial statements, for the periods prior to the date of adoption, do not reflect the effects of the Act on our plan since we elected prospective application of FSP No. FAS 106-2.
     Our weighted average actuarial assumptions as of July 31 were as follows:

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.50%	6.25%	6.25%	5.50%	6.25%	6.25%
Expected return on plan assets	7.75%	8.0%	8.0%	—	—	—
Rate of compensation increase	4.25%	4.25%	4.25%	—	—	—
     We consider current market conditions, including interest rates, in making these assumptions. We develop the discount rates by considering the yields available on high-quality fixed income investments with long-term maturities corresponding to the related benefit obligation. We develop the expected return on plan assets by considering various factors, which include the plan’s targeted asset allocation percentages, historic returns, and expected future returns. In accordance with GAAP, actual results that differ from the actuarial assumptions are accumulated and amortized to future periods and therefore affect recognized expense and recorded obligations in future periods.
     The health care cost trend rate used to determine the postretirement benefit obligation was 11.3% for 2005. This rate decreases gradually to an ultimate rate of 5.3% in 2016, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Postretirement benefit obligation	$4,910	$4,127
Service and interest cost components	$649	$531
     In fiscal 2006, we expect to make cash contributions of approximately $0.9 million to our defined benefit pension plans. In addition, we expect to continue to make contributions in fiscal 2006 sufficient to fund benefits paid under our other postretirement benefit plans during that year, net of contributions by plan participants. Such contributions totaled $1.9 million in fiscal 2005. The amounts principally represent contributions required by funding regulations or laws or those related to unfunded plans necessary to fund current benefits.
     Based on the same assumptions used to measure our benefit obligations at July 31, 2005, the following table displays the benefits expected to be paid under our defined benefit pension plans and our other postretirement benefit plans for the years ended July 31:

	Pension	Postretirement
	Benefits	Benefits
2006	$1,574	$1,853
2007	1,593	1,757
2008	2,078	1,835
2009	12,648	1,923
2010	1,714	2,033
2011-2015	36,684	12,504
     The benefits expected to be paid under our other postretirement benefit plans include expected Medicare subsidy receipts of $0.1 million, $0.2 million, $0.3 million, $0.3 million, $0.3 million and $1.8 million for fiscal 2006, 2007, 2008, 2009, 2010 and 2011 to 2015, respectively.

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
     In accordance with accounting requirements, we recognized $2.8 million of the pre-tax restructuring charge, consisting of an accrual for termination benefit costs and employee relocation costs. In addition, we incurred $1.2 million of restructuring-related costs, which include costs related to relocating certain plant assets and start-up costs, which was recorded as a cost of sales. Also, we spent approximately $3.9 million on capital requirements.
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
     With respect to all product liability claims of which we are aware, we established accrued liabilities of $31.0 million and $21.9 million at July 31, 2005 and 2004, respectively. These amounts are included in accrued expenses and provisions for contingencies on our Consolidated Balance Sheets. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely we would experience losses that are materially in excess of such reserve amounts. The provisions for self-insured losses are included within cost of sales in our Consolidated Statements of Income. As of July 31, 2005 and 2004, there were no insurance recoverables or offset implications and there were no claims by us being contested by insurers.
     At July 31, 2005, we are a party to multiple agreements whereby we guarantee $87.7 million in indebtedness of others, including the $29.7 million maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party financing. As of July 31, 2005, two customers owed approximately 29% of our total guaranteed indebtedness. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying collateral and/or to make demand for reimbursement from other parties for any payments made by us under these agreements. At July 31, 2005, we had $6.7 million reserved related to these agreements, including a provision for losses of $1.1 million related to our pledged finance receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. While we believe it is unlikely that we would experience losses under these agreements that are materially in excess of the amounts reserved, we can provide no assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations and, in the event that occurs, we cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of those reserved.

     We have received notices of audit adjustments from the Pennsylvania Department of Revenue (“PA”) in connection with audits of our fiscal years 1999 through 2003. The adjustments proposed by PA consist primarily of the disallowance of a royalty deduction taken in our income tax returns. We believe that PA has acted contrary to applicable law, and we are vigorously disputing its position. Should PA prevail in its disallowance of the royalty deduction, it would result in a cash outflow and corresponding charge of approximately $7.3 million. Although we believe it unlikely, any such action would not occur until some time after calendar 2005.
     There can be no assurance that unanticipated events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.
NOTE 18—BANK CREDIT LINES AND LONG-TERM DEBT
     At July 31, 2005, we had a $175.0 million senior secured revolving credit facility with a maturity of September 23, 2006 and a pari passu, one-year $15.0 million cash management facility that expires September 23, 2006. Both facilities are secured by a lien on substantially all of our domestic assets excluding property, plant and equipment. Availability of credit requires compliance with financial and other covenants, including requirements that we maintain (i) leverage ratios during fiscal 2006 of Net Funded Debt to EBITDA measured on a rolling four quarters and Net Funded Senior Debt to EBITDA measured on a rolling four quarters not to exceed 4.00 to 1.00 and 2.00 to 1.00, respectively, (ii) a fixed charge coverage ratio of not less than 2.00 to 1.00 through October 31, 2005 and 2.50 to 1.00 through July 31, 2006, and (iii) a Tangible Net Worth of at least $194.0 million, plus 50% of Consolidated Net Income on a cumulative basis for each preceding fiscal quarter, commencing with the quarter ended July 31, 2003. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and 70% of various categories of domestic inventory. While no borrowings were outstanding under our senior secured revolving facility or our cash management facility at July 31, 2005, average borrowings outstanding under these facilities during fiscal 2005 were $6.3 million. At July 31, 2005, we were in compliance with all terms and conditions of our credit facilities.
     In May 2003, we sold $125 million in principal amount of our 8 1/4% senior unsecured notes due 2008 (the “2008 Notes”). The net proceeds of the offering were used to repay outstanding debt under our revolving credit facility with the balance used for the OmniQuip acquisition. Interest accrued from May 5, 2003, and we pay interest twice per year, beginning November 1, 2003. The notes are guaranteed on a senior unsecured basis by all of our existing and any future material domestic restricted subsidiaries.
     In June 2002, we sold $175 million in principal amount of our 8 3/8% senior subordinated notes due 2012 (the “2012 Notes”). The net proceeds of the offering were used to repay outstanding debt under our revolving credit facility and to terminate a working capital facility. Interest on the notes accrued from June 15, 2002 and we pay interest twice per year, beginning December 15, 2002. The notes are unconditionally guaranteed on a general unsecured senior subordinated basis by all of our existing and future material domestic restricted subsidiaries.
     Our long-term debt was as follows at July 31:

	2005	2004
8 3/8% senior subordinated notes due 2012	$113,750	$175,000
8 1/4% senior unsecured notes due 2008	109,975	125,000
Fair value hedging adjustment (a)	(2,891)	(3,496)
Other	4,194	4,557

	225,028	301,061
Less current portion	831	1,050

	$224,197	$300,011

(a)	These hedging adjustments are transactions that we have entered into related to our 8 1/4% senior unsecured notes due 2008 and our 8 3/8% senior subordinated notes due 2012.

     Interest paid on all borrowings was $24.5 million, $24.5 million and $15.8 million in fiscal 2005, 2004 and 2003, respectively. The aggregate amounts of long-term debt outstanding at July 31, 2005 which will become due in 2006 through 2010 are: $0.8 million, $0.8 million, $108.2 million, $0.9 million and $0.9 million, respectively.
     On April 8, 2005, we used approximately $13.2 million of the net proceeds from our March 2005 common stock offering to purchase in the open market $12.025 million in principal amount of our outstanding 2008 Notes at a price equal to 106% of such principal amount, plus accrued and unpaid interest. We incurred a charge of approximately $0.6 million (after taxes) during the third quarter of fiscal 2005 relating to the extinguishment of debt and the write-off of deferred financing costs resulting from the open market purchase of our 2008 Notes. The pre- tax amount of $1.0 million is included in “Miscellaneous, net” in our Consolidated Statements of Income. The open market purchase of our 2008 Notes will lower our future interest expense by $1.0 million annually, and it reduced our fiscal 2005 interest expense by $0.3 million.
     On April 18, 2005, we used approximately $68.1 million of the net proceeds from our March 2005 common stock offering to redeem $61.25 million in principal amount of our outstanding 2012 Notes under an “equity clawback” provision that permits a redemption of up to 35% of the aggregate principal amount of the 2012 Notes at a price equal to 108.375% of such principal amount, plus accrued and unpaid interest, at any time prior to June 15, 2005. We incurred a charge of approximately $3.2 million (after taxes) during the third quarter of fiscal 2005 relating to the extinguishment of debt, net of the deferred gain on the related interest rate swap, and the write-off of deferred financing costs resulting from the redemption of our 2012 Notes. The pre-tax amount of $5.3 million is included in “Miscellaneous, net” in our Consolidated Statements of Income. The redemption of our 2012 Notes will lower our future interest expense by $5.1 million annually, and it reduced our fiscal 2005 interest expense by $1.5 million.
     On May 17, 2005, we used approximately $3.2 million of the net proceeds from our March 2005 common stock offering to purchase in the open market $3.0 million in principal amount of our 2008 Notes at a price equal to 105.25% of such principal amount, plus accrued and unpaid interest. We incurred a charge of approximately $0.1 million (after taxes) during the fourth quarter of fiscal 2005 relating to the extinguishment of debt and the write-off of deferred financing costs resulting from the open market purchase of our 2008 Notes. The pre-tax amount of $0.2 million is included in “Miscellaneous, net” in our Consolidated Statements of Income. The open market purchase of our 2008 Notes will lower our future interest expense by $0.2 million annually, and it reduced our fiscal 2005 interest expense by $51 thousand.
     At July 31, 2005, the fair values of our $113.8 million in principal amount of outstanding 2012 Notes and our $110.0 million in principal amount of outstanding 2008 Notes were $120.7 million and $116.0 million, respectively, based on quoted market values. At July 31, 2004, the fair values of our $175.0 million in principal amount of outstanding 2012 Notes and our $125.0 million in principal amount of outstanding 2008 Notes were $180.3 million and $131.3 million, respectively, based on quoted market values. The fair value of our remaining long-term debt at July 31, 2005 and at July 31, 2004 is estimated to approximate the carrying amount reported in the Consolidated Balance Sheets based on current interest rates for similar types of borrowings.
NOTE 19—LIMITED RECOURSE DEBT FROM FINANCE RECEIVABLES MONETIZATIONS
     As a result of the sale of finance receivables through limited recourse monetization transactions, we have $63.7 million of limited recourse debt outstanding as of July 31, 2005. The aggregate amounts of limited recourse debt outstanding at July 31, 2005, which will become due in fiscal 2006 through 2010 are: $29.6 million, $24.3 million, $8.9 million, $0.7 million and $0, respectively.

NOTE 20—COMPREHENSIVE INCOME
     SFAS No. 130, “Reporting Comprehensive Income,” defines comprehensive income as non-stockholder changes in equity. Our accumulated other comprehensive loss consists of the following at July 31:

	2005	2004
Aggregate translation adjustments	$(12,176)	$(4,536)
Minimum pension liability adjustment, net of deferred tax benefit	(3,376)	(1,481)

	$(15,552)	$(6,017)

     Translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The minimum pension liability adjustment as of July 31, 2005, is net of deferred tax benefits of $2.1 million.
NOTE 21—UNAUDITED QUARTERLY FINANCIAL INFORMATION
     Our unaudited financial information was as follows for the fiscal quarters within the years ended July 31:

				Earnings (loss)	Earnings (loss) Per
			Net (Loss)	Per Common	Common Share—
	Revenues	Gross Profit	Income	Share	Assuming Dilution
2005
October 31	$306,661	$25,695	($8,729)	($.20)	($.20)
January 30	353,434	53,972	7,484	.17	.17
May 1	505,356	97,892	22,722	.48	.47
July 31	569,579	109,686	35,696	.71	.69

	$1,735,030	$287,245	$57,173	$1.23	$1.20

2004
October 26	$213,585	$38,266	$533	$.01	$.01
January 25	236,530	43,447	2,158	.05	.05
April 25	318,687	63,637	8,687	.20	.20
July 31	425,160	80,050	15,271	.36	.35

	$1,193,962	$225,400	$26,649	$.62	$.61

     Results for the first and fourth quarters of fiscal 2004 included restructuring charges of $11 thousand ($7 thousand net of tax) and $16 thousand ($10 thousand net of tax), respectively
     Individual quarterly earnings (loss) per basic and diluted share may not equal the fiscal year earnings per basic and diluted share due to changes in the number of common shares outstanding during the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
JLG Industries, Inc.
McConnellsburg, Pennsylvania
     We have audited the accompanying consolidated balance sheets of JLG Industries, Inc. as of July 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended July 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JLG Industries, Inc. at July 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2005, in conformity with U. S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of JLG Industries, Inc.’s internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 16, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Ernst & Young LLP
Baltimore, Maryland
September 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
JLG Industries, Inc.
McConnellsburg, Pennsylvania
     We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that JLG Industries, Inc. maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). JLG Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that JLG Industries, Inc. maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, JLG Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JLG Industries, Inc. as of July 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended July 31, 2005, and our report dated September 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Ernst & Young LLP
Baltimore, Maryland
September 16, 2005

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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting as of July 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of July 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of the evaluation with the Audit Committee of our Board of Directors.
     As of July 31, 2005, our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment of the effectiveness of internal control over financial reporting and also independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued an attestation report concurring with management’s assessment, included in Item 8 of this report.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15f) and 15d-15(f) of the Securities Exchange Act of 1934) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

CEO and CFO Certifications
     The certifications of the CEO and the CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, or the “Rule 13a-14 Certifications,” are filed as Exhibits 31.1 and 31.2 of this report. This “Controls and Procedures” section of this report includes the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and this section should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item 10 relating to identification of directors is set forth under the caption “Proposal 1. Election of Directors” in our Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following the close of our 2005 fiscal year, and is incorporated herein by reference. Identification of officers is presented in Item 1 of this report under the caption “Executive Officers of the Registrant.”
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
     We have adopted a Code of Ethics and Business Conduct that applies to all of our personnel including our Board of Directors, Chief Executive Officer, Chief Financial Officer and principal accounting officer. In addition, certain of our policies and other information regarding the Board of Directors, including director qualifications and responsibilities, responsibilities of key Board committees and director compensation, are set forth in our Principles of Corporate Governance and the written charters of our five standing committees. The Code of Ethics and Business Conduct, the Principles of Corporate Governance, and the charters for each of these five standing committees—Audit, Compensation, Directors and Corporate Governance, Finance and Executive—may be viewed on our website: www.jlg.com. A copy of each of these documents is also available, free of charge, upon request.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item 11 relating to executive compensation is set forth under the captions “Report of the Compensation Committee” and “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item 14 relating to principal accountant fees and services is set forth under the caption “Proposal 4. Ratification of Independent Auditor” in our Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
(3) Exhibits
     The exhibits listed on the accompanying Exhibit Index are incorporated in this annual report on Form 10-K by this reference and filed as part of this report.
     (b) See Item 15(a) 3 above.
     (c) See Item 15(a) 1 and 15(a) 2 above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 3, 2005.

JLG INDUSTRIES, INC. (Registrant)
/s/William M. Lasky
William M. Lasky, Chairman of the Board,
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of October 3, 2005.

/s/ James H. Woodward, Jr.

James H. Woodward, Jr., Executive Vice
President and Chief Financial Officer

/s/John W. Cook

John W. Cook, Chief Accounting Officer

/s/ Roy V. Armes

Roy V. Armes, Director

/s/ Thomas P. Capo

Thomas P. Capo, Director

/s/ James A. Mezera

James A. Mezera, Director

/s/ Stephen Rabinowitz

Stephen Rabinowitz, Director

EXHIBIT INDEX

Exhibit
Number	Description

2	Purchase and Sale Agreement, dated as of July 7, 2003, by and among TRAK International, Inc., Textron Inc., JLG Acquisition Corporation, and JLG Industries, Inc., which appears as Exhibit 2 to the Company’s Form S-4 (File No. 333-107468—filed July 30, 2003), is hereby incorporated by reference.

3.1	Articles of Incorporation of JLG Industries, Inc., which appears as Exhibit 3 to the Company’s Form 10-Q (File No. 1-12123—filed December 13, 1996), is hereby incorporated by reference.

3.2	By-laws of JLG Industries, Inc., which appear as Exhibit 3 to the Company’s Form 10-Q (File No. 1-12123— filed March 4, 2003), is hereby incorporated by reference.

4.1	Rights Agreement, dated as of May 24, 2000, between JLG Industries, Inc. and American Stock Transfer and Trust Company, which appears as Exhibit 1 to the Company’s Form 8-A12B (File No. 1-12123—filed May 31, 2000), is hereby incorporated by reference.

4.2	Purchase Agreement, dated June 12, 2002, among JLG Industries, Inc., the Note Guarantors, Wachovia Securities, Inc., Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc., Banc One Capital Markets, Inc., BMO Nesbitt Burns Corp., BNY Capital Markets, Inc., and Credit Lyonnais Securities (USA) Inc., which appears as Exhibit 1 to the Company’s Form S-4 (File No. 333-99217—filed September 6, 2002), is hereby incorporated by reference.

4.3	Indenture dated June 17, 2002, by and among JLG Industries, Inc., the Note Guarantors, and The Bank of New York, as Trustee, which appears as Exhibit 4.1 to the Company’s Form S-4 (File No. 333-99217—filed September 6, 2002), is hereby incorporated by reference.

4.4	Registration Rights Agreement, dated June 17, 2002, by and among JLG Industries, Inc., the Note Guarantors, and Wachovia Securities, Inc., Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Banc One Capital Markets, Inc., BMO Nesbitt Burns Corp., BNY Capital Markets, Inc., and Credit Lyonnais Securities (USA) Inc., which appears as Exhibit 4.2 to the Company’s Form S-4 (File No. 333-99217— filed September 6, 2002), is hereby incorporated by reference.

4.5	Purchase Agreement, dated April 30, 2003, among JLG Industries, Inc., the Note Guarantors (as defined therein), the Initial Purchasers (as defined therein) and The Bank of New York, as Trustee, which appears as Exhibit 1 to the Company’s Form S-4 (File No. 333-107468—filed July 30, 2003), is hereby incorporated by reference.

4.6	Indenture dated as of May 5, 2003, by and among JLG Industries, Inc., the Note Guarantors party thereto, and The Bank of New York, as Trustee, which appears as Exhibit 4 to the Company’s Form 10-Q (File No. 1-12123—filed May 29, 2003), is hereby incorporated by reference.

4.7	Registration Rights Agreement, dated May 5, 2003, by and among JLG Industries, Inc., the Note Guarantors, and Credit Suisse First Boston LLC, Deutsche Bank Securities, Inc., Banc One Capital Markets, Inc., BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., NatCity Investments, Inc., and SunTrust Capital Markets, Inc., as Initial Purchasers, which appears as Exhibit 4.2 to the Company’s Form S-4 (File No. 333-107468—filed July 30, 2003), is hereby incorporated by reference.

Exhibit
Number	Description

10.1	JLG Industries, Inc. Directors’ Deferred Compensation Plan as amended and restated effective November 1, 2003, which appears as Exhibit 10.2 to the Company’s Form 10-Q (File No. 1-12123—filed March 16, 2004), is hereby incorporated by reference.

10.2	JLG Industries, Inc. Long Term Incentive Plan, which appears as Exhibit 10.1 to the Company’s Form 10-Q (File No. 1-12123—filed March 16, 2004), is hereby incorporated by reference.

10.3	JLG Industries, Inc. Supplemental Executive Retirement Plan effective September 6, 2000, which appears as Exhibit 10.1 to the Company’s Form 10-Q (File No. 1-12123—filed June 14, 2001), is hereby incorporated by reference.

10.4	JLG Industries, Inc. Executive Retiree Medical Benefits Plan effective June 1, 1995, which appears as Exhibit 10.9 to the Company’s Form 10-K (File No. 1-12123—filed October 17, 1996), is hereby incorporated by reference.

10.5	JLG Industries, Inc. Executive Severance Plan effective February 16, 2000, which appears as Exhibit 10.1 to the Company’s Form 10-Q (File No. 1-12123—filed June 5, 2000), is hereby incorporated by reference.

10.6	The Gradall Company Amended and Restated Supplemental Executive Retirement Plan effective March 1, 1988, which appears as Exhibit 10.11 to the Company’s Form 10-K (File No. 1-12123—filed October 12, 1999), is hereby incorporated by reference.

10.7	The Gradall Company Benefit Restoration Plan, which appears as Exhibit 10.12 to the Company’s Form 10-K (File No. 1-12123—filed October 12, 1999), is hereby incorporated by reference.

10.8	Employment Agreement dated November 1, 1999 between JLG Industries, Inc. and William M. Lasky, which appears as Exhibit 10.2 to the Company’s Form 10-Q (File No. 1-12123—filed December 14, 1999), is hereby incorporated by reference.

10.9	Employment Agreement dated July 18, 2000 between JLG Industries, Inc. and James H. Woodward, Jr., which appears as Exhibit 10.14 to the Company’s Form 10-K (File No. 1-12123—filed October 6, 2000), is hereby incorporated by reference.

10.10	JLG Industries, Inc. Executive Deferred Compensation Plan as amended and restated effective November 1, 2003, which appears as Exhibit 10.3 to the Company’s Form 10-Q (File No. 1-12123—filed March 16, 2004), is hereby incorporated by reference.

10.11	Revolving Credit Agreement dated as of September 23, 2003 among JLG Industries, Inc., the several banks and other financial institutions and lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Manufacturers and Traders Trust Company, as Syndication Agent, and Standard Federal Bank N.A., as Documentation Agent, which appears as Exhibit 10.17 to the Company’s Form 10-K (File No. 1-12123—filed October 6, 2003), is hereby incorporated by reference.

10.12	First Amendment and Waiver to Revolving Credit Agreement dated February 4, 2004 among JLG Industries, Inc., the several banks and other financial institutions and lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Manufacturers and Traders Trust Company, as Syndication Agent, and Standard Federal Bank N.A., as Documentation Agent which appears as Exhibit 10.4 to the Company’s Form 10-Q (File No. 1-12123—filed March 16, 2004), is hereby incorporated by reference.

Exhibit
Number	Description

10.13	Amendment to Revolving Credit Agreement dated February 24, 2005, among JLG Industries, Inc., the several banks and other financial institutions and lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Issuing Bank and Swingline Lender, Manufacturers and Traders Trust Company, as Syndication Agent, and Standard Federal Bank, N.A., as Documentation Agent, which appears as Exhibit 10.1 to the Company’s Form 8-K (File No. 1-12123—filed March 1, 2005), is hereby incorporated by reference.

10.14	Form of Employee Stock Option Agreement under the Long Term Incentive Plan, which appears as Exhibit 10.18 to the Company’s Form 10-K (File No. 1-12123—filed October 6, 2004), is hereby incorporated by reference.

10.15	Amended and Restated Form of Employee Restricted Stock Agreement under the Long Term Incentive Plan, which appears as Exhibit 10.1 to the Company’s Form 8-K (File No. 1-12123—filed July 28, 2005), is hereby incorporated by reference.

10.16	Form of Director Stock Option Agreement under the Long Term Incentive Plan, which appears as Exhibit 10.18 to the Company’s Form 10-K (File No. 1-12123—filed October 6, 2004), is hereby incorporated by reference.

10.17	Form of Director Restricted Stock Agreement under the Long Term Incentive Plan, which appears as Exhibit 10.18 to the Company’s Form 10-K (File No. 1-12123—filed October 6, 2004), is hereby incorporated by reference.

10.18	JLG Industries, Inc. Restated Annual Management Incentive Plan, which appears as Exhibit 10.1 to the Company’s Form 8-K (File No. 1-12123 —filed November 19, 2004), is hereby incorporated by reference.

10.19	Form of Performance Share Agreement under the Long Term Incentive Plan, which appears as Exhibit 10.2 to the Company’s Form 8-K (File No. 1-12123—filed July 28, 2005), is hereby incorporated by reference.

10.20	Summary of JLG Industries, Inc.’s Non-Employee Directors Compensation Program, which appears as Exhibit 10.1 to the Company’s Form 8-K (File No. 1-12123—filed December 1, 2004), is hereby incorporated by reference.

10.21	Summary of JLG Industries, Inc.’s Restated Annual Management Incentive Plan and 2006 Base Salaries , which appears in the Company’s Form 8-K (File No. 1-12123—filed July 28, 2005), is hereby incorporated by reference.

12	Statement Regarding Computation of Ratios

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

Exhibit
Number	Description

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99	Cautionary Statements Pursuant to the Securities Litigation Reform Act of 1995