Form 10-Q
period 2005-10-30
JLG INDUSTRIES INC
filed 2005-11-22
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended October 30, 2005
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
Yes ☐ No ☑
The number of shares of capital stock outstanding as of November 17, 2005 was 51,667,017.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	October 30,	October 31,
	2005	2004
Revenues
Net sales	$472,436	$302,131
Financial products	2,974	2,660
Rentals	2,313	1,870

	477,723	306,661

Cost of sales	382,859	280,966

Gross profit	94,864	25,695

Selling and administrative expenses	38,061	28,122
Product development expenses	6,437	5,908

Income (loss) from operations	50,366	(8,335)

Interest expense	(5,977)	(8,996)
Miscellaneous, net	2,445	3,432

Income (loss) before taxes	46,834	(13,899)

Income tax provision (benefit)	18,968	(5,170)

Net income (loss)	$27,866	($8,729)

Earnings (loss) per common share	$.54	($.20)

Earnings (loss) per common share — assuming dilution	$.53	($.20)

Cash dividends per share	$.005	$.005

Weighted average shares outstanding	51,212	43,277

Weighted average shares outstanding — assuming dilution	52,556	43,277

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 30,	July 31,
	2005	2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$230,947	$223,597
Trade accounts and finance receivables — net	379,393	419,866
Inventories	218,881	169,097
Other current assets	48,417	56,739

Total current assets	877,638	869,299
Property, plant and equipment — net	84,879	85,855
Equipment held for rental — net	38,401	22,570
Finance receivables, less current portion	29,688	30,354
Pledged finance receivables, less current portion	26,589	33,649
Goodwill	61,598	61,641
Intangible assets — net	31,795	32,086
Other assets	64,675	68,143

	$1,215,263	$1,203,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$1,486	$1,496
Current portion of limited recourse debt from finance receivables monetizations	29,045	29,642
Accounts payable	200,281	200,323
Accrued expenses	141,039	148,651

Total current liabilities	371,851	380,112
Long-term debt, less current portion	221,470	224,197
Limited recourse debt from finance receivables monetizations, less current portion	26,876	34,016
Accrued post-retirement benefits	31,455	31,113
Other long-term liabilities	28,464	27,233
Provisions for contingencies	28,007	28,334
Shareholders’ equity
Capital stock:
Authorized shares: 100,000 at $.20 par
Issued and outstanding shares: 51,667; fiscal 2005 — 51,645	10,333	10,329
Additional paid-in capital	175,452	180,696
Retained earnings	338,124	310,516
Unearned compensation	—	(7,397)
Accumulated other comprehensive loss	(16,769)	(15,552)

Total shareholders’ equity	507,140	478,592

	$1,215,263	$1,203,597

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Capital Stock		Paid-in	Retained	Unearned	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Compensation	(Loss) Income	Equity
Balances at July 31, 2004	43,903	$8,781	$29,571	$254,268	$(5,333)	$(6,017)	$281,270
Comprehensive loss:
Net loss				(8,729)
Aggregate translation adjustment						(2,521)
Total comprehensive loss							(11,250)
Dividends paid: $.005 per share				(220)			(220)
Shares issued under incentive plan	632	126	5,036		(76)		5,086
Tax benefit related to exercise of nonqualified stock options			504				504
Amortization of unearned compensation					1,390		1,390

Balances at October 31, 2004	44,535	$8,907	$35,111	$245,319	$(4,019)	$(8,538)	$276,780

						Accumulated
			Additional			Other	Total
	Capital Stock		Paid-in	Retained	Unearned	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Compensation	Loss	Equity
Balances at July 31, 2005	51,645	$10,329	$180,696	$310,516	$(7,397)	$(15,552)	$478,592
Comprehensive income:
Net income				27,866
Aggregate translation adjustment						(1,217)
Total comprehensive income							26,649
Dividends paid: $.005 per share				(258)			(258)
Stock options exercised	12	2	162				164
Tax benefit related to exercise of nonqualified stock options			44				44
Stock-based compensation and awards of restricted shares	10	2	1,947				1,949
Reclassification of unearned compensation to additional paid in capital upon adoption of Statement of Financial Accounting Standards No. 123R (see Note 1)			(7,397)		7,397

Balances at October 30, 2005	51,667	$10,333	$175,452	$338,124	$—	$(16,769)	$507,140

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	October 30,	October 31,
	2005	2004
OPERATIONS
Net income (loss)	$27,866	($8,729)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
(Gain) loss on sale of property, plant and equipment	(86)	161
Gain on sale of equipment held for rental	(72)	(1,300)
Non-cash charges and credits:
Depreciation and amortization	6,533	7,088
Other	7,031	2,749
Changes in selected working capital items:
Accounts receivable	39,186	62,217
Inventories	(50,027)	(16,368)
Accounts payable	(34)	10,554
Other operating assets and liabilities	1,324	(12,560)
Changes in finance receivables	1,351	(8,496)
Changes in pledged finance receivables	(196)	1,391
Changes in other assets and liabilities	(3,422)	(1,147)

Cash flow from operating activities	29,454	35,560

INVESTMENTS
Purchases of property, plant and equipment	(3,145)	(2,895)
Proceeds from the sale of property, plant and equipment	102	81
Purchases of equipment held for rental	(18,121)	(10,089)
Proceeds from the sale of equipment held for rental	438	4,150
Other	(28)	(46)

Cash flow from investing activities	(20,754)	(8,799)

FINANCING
Net (decrease) increase in short-term debt	(11)	58
Issuance of long-term debt	—	85,016
Repayment of long-term debt	(97)	(85,092)
Payment of dividends	(258)	(220)
Exercise of stock options	164	5,086
Excess tax benefits from stock-based compensation	44	—

Cash flow from financing activities	(158)	4,848

CURRENCY ADJUSTMENTS
Effect of exchange rate changes on cash	(1,192)	(2,767)

CASH AND CASH EQUIVALENTS
Net change in cash and cash equivalents	7,350	28,842
Beginning balance	223,597	37,656

Ending balance	$230,947	$66,498

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 30, 2005
(in thousands, except per share data)
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
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
Interim results for the three-month period ended October 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended July 31, 2005.
We operate on a 5-4-4 week quarter with our fiscal year and fourth quarter ending on July 31. Our first quarter ends on the Sunday closest to October 31 that either coincides with or precedes that date. Our second and third quarters end 13 and 26 weeks, respectively, following the end of the first quarter. Our first quarter of fiscal 2006 ended on October 30, 2005 as compared to October 31, 2004 for fiscal 2005. For presentation purposes, we use three months to describe one fiscal quarter.
Where appropriate, we have reclassified certain amounts in fiscal 2005 to conform to the fiscal 2006 presentation.
Stock-Based Incentive Plan
Prior to August 1, 2005, we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation expense was recognized in our Condensed Consolidated Statements of Income prior to fiscal 2006 for stock option grants, as the exercise price was equal to the market price of the underlying stock on the date of grant. In addition, previously we recorded unearned stock-based compensation for nonvested restricted stock awards as “unearned compensation” in the shareholders’ equity section of our Condensed Consolidated Balance Sheets.
On August 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123R. Under this transition method, stock-based compensation expense for the three months ended October 30, 2005 includes: (a) compensation expense related to restricted stock awards, (b) compensation expense for all stock options granted prior to, but not yet vested as of July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (c) compensation expense for awards granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize compensation expense for stock option awards and nonvested share awards that vest based on time or market parameters on a straight-line basis over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. Performance-based nonvested share awards are recognized as compensation expense based on the fair value on the date of grant, the number of shares ultimately expected to vest and the vesting period. At October 30, 2005, achievement of the performance factor is believed to be probable, thus $0.1 million of compensation expense has been recorded for our performance-based awards during the three months ended October 30, 2005. Total stock-based compensation expense included in our Condensed Consolidated Statements of Income for the three months ended October 30, 2005, and October 31, 2004, was $2.1 million ($1.2 million net of tax) and $1.4 million ($0.9 million net of tax), respectively. In accordance with the modified prospective transition method of SFAS No. 123R, financial results for the prior period have not been restated.
As a result of adopting SFAS No. 123R on August 1, 2005, our income before taxes, net income and basic and diluted earnings per share for the three months ended October 30, 2005, were $0.9 million, $0.5 million and $0.01 lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.
Prior to the adoption of SFAS No. 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our Condensed Consolidated Statements of Cash Flows. In accordance with SFAS No. 123R, for the three months ended October 30, 2005, we revised our Condensed Consolidated Statements of Cash Flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. For the three months ended October 30, 2005, $44 thousand of excess tax benefits were reported as financing cash flows rather than operating cash flows. In the first quarter of fiscal 2005, the excess tax benefits of $0.5 million were included in operating cash flows.
The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 for the three months ended October 31, 2004:

2004
Net loss, as reported	($8,729)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	577

Pro forma net loss	($9,306)

Loss per share:
Loss per common share — as reported	($.20)

Loss per common share — pro forma	($.22)

Loss per common share — assuming dilution — as reported	($.20)

Loss per common share — assuming dilution — pro forma	($.22)

Net cash proceeds from the exercise of stock options were $0.2 million and $7.5 million for the three months ended October 30, 2005, and October 31, 2004, respectively. The actual income tax benefit realized from stock option exercises total $0.1 million and $2.1 million, respectively, for those same periods.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costing.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those amounts, if abnormal, be recognized as expenses in the period incurred. In addition, SFAS 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities. We adopted SFAS No. 151 effective August 1, 2005. The adoption did not have a material impact on our earnings and financial position.
In December 2004, the FASB issued SFAS No. 123R which requires us to expense share-based payments, including employee stock options, based on their fair value. We adopted SFAS No. 123R on August 1, 2005. We discuss our adoption of SFAS No. 123R in Note 1 of the Notes to Condensed Consolidated Financial Statements.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. We adopted SFAS No. 153 effective August 1, 2005. The adoption did not have a material impact on our earnings and financial position.

NOTE 3 — TRADE ACCOUNTS AND FINANCE RECEIVABLES
Trade accounts and finance receivables consist of the following:

	October 30,	July 31,
	2005	2005
Trade accounts receivable	$354,088	$393,915
Finance receivables	7,898	8,023
Pledged finance receivables	28,757	29,238

	390,743	431,176
Less allowance for doubtful accounts	11,350	11,310

	$379,393	$419,866

NOTE 4 — INVENTORIES AND COST OF SALES
A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year. Therefore, interim LIFO inventory valuation determinations, including the determination at October 30, 2005, must necessarily be based on our estimate of expected fiscal year-end inventory levels and costs. The cost of inventories stated under the LIFO method was 52% and 44% at October 30, 2005 and July 31, 2005, respectively, of our total inventory.
Inventories consist of the following:

	October 30,	July 31,
	2005	2005
Finished goods	$109,759	$75,014
Raw materials and work in process	117,373	102,267

	227,132	177,281
Less LIFO provision	8,251	8,184

	$218,881	$169,097

During the first quarter of fiscal 2006, we recorded a one-time, pre-tax benefit of $4.6 million resulting from a change in the costing methodology for inbound freight.
NOTE 5 — OTHER ASSETS
Other assets consist of the following:

	October 30,	July 31,
	2005	2005
Future income tax benefits	$39,530	$38,896
Customer notes receivable and other investments	19,681	19,671
Deferred finance charges	8,164	8,712
Other	5,779	8,304

	73,154	75,583
Less allowance for notes receivable	8,479	7,440

	$64,675	$68,143

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
Notes receivable and other investments are with customers or customer affiliates and include restructuring of accounts and finance receivables as well as assisting our customers in their financing efforts. As of October 30, 2005 and July 31, 2005, approximately 84% and 82%, respectively, of our current and long-term notes receivable and other investments were due from four parties. We routinely evaluate the creditworthiness of our customers and provide reserves if required under the circumstances. Certain notes receivables are collateralized by a security interest in the underlying assets, other assets owned by the debtor and/or personal guarantees. If the financial condition of our customers were to deteriorate or we do not realize the full amount of any anticipated proceeds from the sale of the equipment supporting our customers’ financial obligations to us, we may incur losses in excess of our reserves.
Deferred finance charges relate to our two note issues and indebtedness under bank credit facilities and are ratably amortized over the remaining life of the instruments.
NOTE 6 — PRODUCT WARRANTY
This table presents our reconciliation of accrued product warranty during the period from August 1, 2005 to October 30, 2005:

Balance as of August 1, 2005	$13,377
Payments	(2,942)
Accruals	3,928

Balance as of October 30, 2005	$14,363

NOTE 7 — BASIC AND DILUTED EARNINGS PER SHARE
This table presents our computation of basic and diluted earnings (loss) per share for the three months ended October 30, 2005 and October 31, 2004:

	Three Months Ended
	October 30,	October 31,
	2005	2004
Net income (loss)	$27,866	($8,729)

Denominator for basic earnings (loss) per share — weighted average shares	51,212	43,277
Effect of dilutive securities — employee stock options and unvested restricted shares	1,344	—

Denominator for diluted earnings (loss) per share — weighted average Shares adjusted for dilutive securities	52,556	43,277

Earnings (loss) per common share	$0.54	($0.20)

Earnings (loss) per common share — assuming dilution	$0.53	($0.20)

NOTE 8 — SEGMENT INFORMATION
We operate through three business segments: Machinery, Equipment Services and Access Financial Solutions. Our Machinery segment designs, manufactures and sells aerial work platforms, telehandlers, telescoping hydraulic excavators and trailers as well as an array of complementary accessories that increase the versatility and efficiency of these products for end-users. Our Equipment Services segment provides after-sales service and support for our installed base of equipment, including parts sales and equipment rentals, and sells used, remanufactured and reconditioned equipment. Our Access Financial Solutions segment arranges equipment financing and leasing solutions for our customers primarily through “private label” agreements with third party financial institutions, and provides credit support in connection with these financing and leasing arrangements. We evaluate performance of the Machinery and Equipment Services segments and allocate resources based on operating profit before interest, miscellaneous income/expense and income taxes. We evaluate performance of the Access Financial Solutions segment and allocate resources based on its operating profit less interest expense. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
Our business segment information consisted of the following for the three months ended October 30, 2005 and October 31, 2004:

	Three Months Ended
	October 30,	October 31,
	2005	2004
Revenues:
Machinery	$411,008	$252,532
Equipment Services	63,654	51,350
Access Financial Solutions	3,061	2,779

	$477,723	$306,661

Segment profit (loss):
Machinery	$47,940	($13,340)
Equipment Services	23,205	15,767
Access Financial Solutions	1,088	194
General corporate	(22,928)	(13,249)

Segment profit (loss)	49,305	(10,628)
Add Access Financial Solutions’ interest expense	1,061	2,293

Operating income (loss)	$50,366	($8,335)

This table presents our business segment assets at:

	October 30,	July 31,
	2005	2005
Machinery	$772,790	$798,536
Equipment Services	62,807	49,152
Access Financial Solutions	110,964	111,054
General corporate	268,702	244,855

	$1,215,263	$1,203,597

We manufacture our products in the United States, Belgium and France and sell these products globally, but principally in North America, Europe, Australia and South America. No single foreign country is significant to the consolidated operations. Our revenues by geographic area consisted of the following for the three months ended October 30, 2005 and October 31, 2004:

	Three Months Ended
	October 30,	October 31,
	2005	2004
United States	$354,913	$238,733
Europe	62,533	36,863
Other	60,277	31,065

	$477,723	$306,661

NOTE 9 — EMPLOYEE RETIREMENT PLANS
Our components of pension and postretirement expense were as follows for each of the three months ended October 30, 2005 and October 31, 2004:

	Three Months Ended		Three Months Ended
	October 30, 2005		October 31, 2004
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
Service cost	$561	$431	$504	$426
Interest cost	571	482	506	550
Expected return	(297)	—	(293)	—
Amortization of prior service cost	47	(277)	64	(106)
Amortization of net loss	210	148	67	104

	$1,092	$784	$848	$974

NOTE 10 — RESTRUCTURING COSTS
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
As part of our OmniQuip business unit (“OmniQuip”) integration plan, we permanently closed five facilities of the acquired business and relocated that production into our existing facilities. Additionally, we reduced the employment and incurred costs associated with the involuntary termination benefits and relocation costs. These costs were incremental to our combined enterprise and were incurred as a direct result of our integration plan. Accrued liabilities associated with these integration activities include the following (in thousands):

Involuntary Employee Termination and Relocation Benefits:
Balance at August 1, 2005	$435
Costs incurred during fiscal 2006	—

Balance at October 30, 2005	$435

Facility Closure and Restructuring Costs:
Balance at August 1, 2005	$3,150
Costs incurred during fiscal 2006	—

Balance at October 30, 2005	$3,150

The remaining involuntary employee termination and relocation benefits accrual of $0.4 million relates to the estimated relocation payments for eight employees.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
We are a party to personal injury and property damage litigation arising out of incidents involving the use of our products. Our insurance program for fiscal 2006 is comprised of a self-insured retention of $3.0 million per claim for domestic claims, insurance coverage of $2.0 million for international claims and catastrophic coverage for domestic and international claims of $100.0 million in excess of the retention and primary coverage. We contract with an independent firm to provide claims handling and adjustment services. Our estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. We frequently review the methods of making such estimates and establishing the resulting accrued liability, and any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.
With respect to all product liability claims of which we are aware, we established accrued liabilities of $32.6 million and $31.0 million at October 30, 2005 and July 31, 2005, respectively. These amounts are included in accrued expenses and provisions for contingencies on our Condensed Consolidated Balance Sheets. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely that we would experience losses that are materially in excess of such reserve amounts. The provisions for self-insured losses are included within cost of sales in our Condensed Consolidated Statements of Income. As of October 30, 2005 and July 31, 2005, there were no insurance recoverables or offset implications and there were no claims by us being contested by insurers.
At October 30, 2005, we are a party to multiple agreements whereby we guarantee $64.2 million in indebtedness of others, including a $18.9 million maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party financing. As of October 30, 2005, three customers owed approximately 45% of our total guaranteed indebtedness. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying collateral and/or to make demand for reimbursement from other parties for any payments made by us under these agreements. At October 30, 2005, we had $4.4 million reserved related to these agreements, including a provision for losses of $1.0 million related to our pledged finance receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. While we believe it is unlikely that we would experience losses under these agreements that are materially in excess of the amounts reserved, we can provide no assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations and, in the event that occurs, we cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of those reserved.
We have received notices of audit adjustments from the Pennsylvania Department of Revenue (“PA”) in connection with audits of our fiscal years 1999 through 2003. The adjustments proposed by PA consist primarily of the disallowance of a royalty deduction taken in our income tax returns. We believe that PA has acted contrary to applicable law, and we are vigorously disputing its position. Should PA prevail in its disallowance of the royalty deduction, it would result in a cash outflow and corresponding charge of approximately $7 million. Although we believe it unlikely, any such action would not occur until some time after calendar 2005.
There can be no assurance that unanticipated events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “believes,” “expects,” “plans” and similar terminology. These statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the following: (i) general economic and market conditions, including political and economic uncertainty in areas of the world where we do business; (ii) varying and seasonal levels of demand for our products and services; (iii) risks associated with acquisitions; (iv) credit risks from our financing of customer purchases; (v) risks arising from dependence on third-party suppliers; and (vi) costs of raw materials and energy, as well as other risks as described in “Cautionary Statements Pursuant to the Securities Litigation Reform Act of 1995” which is an exhibit to this report. We undertake no obligation to publicly update or revise any forward-looking statements.
Overview
We operate through three business segments: Machinery, Equipment Services and Access Financial Solutions. Our Machinery segment designs, manufactures and sells aerial work platforms, telehandlers, telescopic hydraulic excavators and trailers, as well as an array of complementary accessories that increase the versatility and efficiency of these products for end-users. Our Equipment Services segment provides after-sales service and support for our installed base of equipment, including parts sales and equipment rentals, and sells used, remanufactured and reconditioned equipment. Our Access Financial Solutions segment arranges equipment financing and leasing solutions for our customers primarily through “private label” agreements with third party financial institutions and provides credit support in connection with those financing and lease arrangements. We sell our products on a global basis to equipment rental companies, construction contractors, manufacturing companies, home improvement centers, the U.S. military, state and local municipalities and equipment distributors that resell our equipment.
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
Our revenues reached $477.7 million in the first quarter, a 55.8% increase over the first quarter of fiscal 2005. Sales in United States increased 48.7% over last year and international sales were 80.8% stronger than the prior year, including a 69.6% increase in Europe. Earnings per diluted share were $0.53, compared to a loss of $0.20 per diluted share last year.
Costs associated with raw materials, particularly steel, are being managed as our pricing actions and ongoing cost reduction activities are taking effect, resulting in a return to a more normalized operating income. Despite recent reductions in the price of oil, the cost of freight and petroleum-based components are increasing, so an additional price increase will be considered at the beginning of calendar year 2006.
In the discussion and analysis of financial condition and results of operations that follows, we attempt to list contributing factors in order of significance to the point being addressed.
Results for the First Quarters of Fiscal 2006 and 2005
We reported net income of $27.9 million, or $0.53 per share on a diluted basis, for the first quarter of fiscal 2006, compared to a net loss of $8.7 million, or $0.20 per share on a diluted basis, for the first quarter of fiscal 2005. Earnings for the first quarter of fiscal 2006 included favorable currency adjustments of $0.7 million compared to favorable currency adjustments of $2.3 million for the first quarter of fiscal 2005.

Our revenues for the first quarter of fiscal 2006 were $477.7 million, up 55.8% from the $306.7 million in the comparable year-ago period. The following tables outline our revenues by segment, products and geography (in thousands) for the quarter ended:

	October 30,	October 31,
	2005	2004
Segment:
Machinery	$411,008	$252,532
Equipment Services	63,654	51,350
Access Financial Solutions (a)	3,061	2,779

	$477,723	$306,661

Products:
Aerial work platforms	$243,874	$124,523
Telehandlers	158,103	119,668
Excavators	9,031	8,341
After-sales service and support, including parts sales, and used and reconditioned equipment sales	61,428	49,599
Financial products (a)	2,974	2,660
Rentals	2,313	1,870

	$477,723	$306,661

Geographic:
United States	$354,913	$238,733
Europe	62,533	36,863
Other	60,277	31,065

	$477,723	$306,661

(a)	Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.
The increase in Machinery segment revenues from $252.5 million to $411.0 million, or 62.8%, reflects strong growth in all product lines, led by a 95.8% increase in sales of aerial work platforms and a 32.1% increase in sales of telehandlers as the primary drivers of equipment demand, commercial and non-residential construction and solid economic activity, continue to be strong. Fleet age, rental rates and utilization of our type of equipment continue to drive demand in almost all geographic regions and product lines as rental companies maintain their strong pace of equipment refreshment and expansion.
The increase in Equipment Services segment revenues from $51.4 million to $63.7 million, or 24.0%, was principally due to increased service parts sales as a result of increased utilization of our customers’ fleet equipment and increased rebuilt equipment sales to the military, partially offset by fewer sales from our rental fleet.
The increase in Access Financial Solutions segment revenues from $2.8 million to $3.1 million, or 10.1%, was principally attributable to an increase in revenues from our “private label” limited recourse financing solutions through program agreements with third-party funding providers. During fiscal 2005 and fiscal 2004, we experienced a decrease in Access Financial Solutions segment revenues as a result of a decrease in our portfolio as we transitioned customers to our “private label” limited recourse financing arrangements originated through finance companies. While we experienced decreased interest income attributable to our pledged finance receivables, we also experienced a corresponding decrease in our limited recourse debt. This resulted in $1.1 million less of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. In accordance with the required accounting treatment, payments to monetization purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.
Our domestic revenues for the first quarter of fiscal 2006 were $354.9 million, up 48.7% from the comparable year-ago period revenues of $238.7 million. The increase in our domestic revenues reflects strong growth in all product lines as a result of general economic growth in North America and increased demand for used equipment. Revenues generated from sales outside the United States for the first quarter of fiscal 2006 were $122.8 million, up 80.8% from the first quarter of fiscal 2005 revenues of $67.9 million. The increase in our revenues generated from sales outside the United States was primarily attributable to improved market conditions in the European, Australian, Pacific Rim and Latin America regions, resulting in increased sales of aerial work platforms and telehandlers.
Our gross profit margin was 19.9% for the first quarter of fiscal 2006 compared to the prior year quarter’s 8.4%. The increase was primarily attributable to higher margins in each of our segments.
The gross profit margin of our Machinery segment was 16.1% for the first quarter of fiscal 2006 compared to 2.1% for the first quarter of fiscal 2005. The increase was primarily due to the higher sales volume during the first quarter of fiscal 2006, the favorable impact of the price increases and surcharges that were implemented throughout fiscal 2005, our cost reduction activities, a favorable one-time adjustment in inbound freight costs related to a change in costing methodology and a favorable sales mix, partially offset by rising energy prices which continue to drive up the cost of freight and petroleum-based components.
The gross profit margin of our Equipment Services segment was 40.2% for the first quarter of fiscal 2006 compared to 34.7% for the first quarter of fiscal 2005. The increase was primarily due to an increase in higher margin service parts sales as a percentage of total segment revenues, higher margins on service parts sales and improved margins on used equipment sales reflecting increased demand for used equipment.
The gross profit margin of our Access Financial Solutions segment was 97.8% for the first quarter of fiscal 2006 compared to 93.0% for the first quarter of 2005. The increase was primarily due to a decrease in lower margin rental revenues as a percentage of total segment revenues. In addition, since the costs associated with revenues in this segment are principally selling and administrative expenses and interest expense, gross margins are typically higher in this segment.
Our selling, administrative and product development expenses increased $10.5 million in the first quarter of fiscal 2006 compared to fiscal 2005, but as a percentage of revenues decreased to 9.3% for the first quarter of fiscal 2006 compared to 11.1% for the first quarter of fiscal 2005. The following table summarizes the changes by category in selling, administrative and product development expenses for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 (in millions):

Bonus expense	$4.7
Bad debt provisions	2.4
Salaries and related benefits	1.8
Profit sharing and 401(k) plan	1.7
Advertising and trade shows	0.9
Stock option expense	0.9
Consulting and legal costs	0.8
OmniQuip integration expenses	(0.5)
Depreciation and amortization expense	(0.6)
Accelerated vesting of restricted shares	(1.0)
Other	(0.6)

$10.5

Our Machinery segment’s selling, administrative and product development expenses decreased $0.3 million primarily due to a decrease in bonus expense, a decrease in depreciation and amortization expense as a result of a portion of our intangible assets being fully amortized at the end of fiscal 2005 and a decrease in product development expenses as a result of the completion of several projects during fiscal 2005. Partially offsetting these decreases were an increase in our discretionary profit sharing contribution and 401(k) plan expense as a result of a higher profit sharing contribution and additional employees, increased consulting and legal costs associated with the outsourcing of research and development projects and ordinary business activities and higher payroll and related benefit costs as a result of additional employees and normal merit compensation increases.
Our Equipment Services segment’s selling and administrative expenses increased $0.4 million due primarily to an increase in our discretionary profit sharing contribution and 401(k) plan expense as a result of a higher profit sharing contribution and additional employees and an increase in rent expense.
Our Access Financial Solutions segment’s selling and administrative expenses increased $0.7 million primarily due to an increase in bad debt provisions and higher consulting and legal costs.
Our general corporate selling, administrative and product development expenses increased $9.7 million primarily due to increased bonus expense due to our increased profitability, an increase in bad debt provisions for specific reserves related to a European customer, higher payroll and related benefit costs as a result of additional employees and normal merit compensation increases, an increase in our discretionary profit sharing contribution and 401(k) plan expense as a result of a higher profit sharing contribution and additional employees, increased costs related to advertising and trade shows, higher travel expenses and the expensing of stock options which began during the first quarter of fiscal 2006. Partially offsetting these increases were costs associated with the accelerated vesting of restricted share awards in the first quarter of fiscal 2005 triggered by our share price appreciation and a decrease in OmniQuip integration expenses.
The decrease in interest expense of $3.0 million for the first quarter of fiscal 2006 was primarily due to the early retirement during fiscal 2005 of $61.25 million in principal amount of our outstanding 8 3/8% Senior Subordinated Notes due 2012 and a decrease in our limited recourse debt.
Our miscellaneous income (expense) category included currency gains of $0.7 million in the first quarter of fiscal 2006 compared to $2.3 million in the first quarter of fiscal 2005 primarily due to the currency effect on our unhedged foreign currency positions as the U. S. dollar weakened significantly against the Euro, British pound and the Australian dollar during the first quarter of fiscal 2005. We enter into certain foreign currency contracts, principally forward contracts, to manage some of our foreign exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sales of our products will be affected by changes in exchange rates. We do not designate our forward exchange contracts as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as a result we recognize the mark-to-market gain or loss on these contracts in earnings.
For additional information related to our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk below.
Our income tax expense and resultant effective tax rate for the three month periods ended October 30, 2005, and October 31, 2004, were based upon the estimated effective tax rates applicable for the full years after giving effect to any significant items related specifically to interim periods. Our effective tax rate for the first quarter of fiscal 2006 was 40.5% compared to 37.2% for the first quarter of fiscal 2005. The increase in our effective tax rate was primarily attributable to the addition of tax contingencies related to potential adverse state adjustments. The rate for the first quarter of fiscal 2005 included non-deductible compensation related to the accelerated vesting of restricted stock awards triggered by our share price appreciation. We anticipate that our effective tax rate for fiscal 2006 will be between 37% and 38%.
Financial Condition
Cash generated from operating activities was $29.5 million for the first three months of fiscal 2006 compared to $35.6 million for the first three months of fiscal 2005. The decrease in cash generated from operations primarily resulted from higher inventory levels to support the increased business activity and a smaller decrease in trade receivables as a result of a collection of a large customer receivable at the end of the first quarter of fiscal 2005, partially offset by an increase in our net income and higher income tax accruals as a result of our higher pre-tax income.
We used cash of $20.8 million for investment purposes for the first three months of fiscal 2006 compared to $8.8 million used for the first three months of fiscal 2005. The increase in cash usage was principally due to a higher level of rental fleet purchases and fewer rental fleet sales during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.
We used a net of $0.2 million for financing activities for the first three months of fiscal 2006 compared to net cash received of $4.8 million for the first three months of fiscal 2005. The decrease in cash provided by financing activities was largely attributable to fewer exercises of stock options during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, which resulted in a reduction of net proceeds of $4.9 million.
Due to the seasonality of our sales, during certain periods we may generate negative cash flows from operations despite reporting profits. Generally, this may occur in periods in which we are building inventory levels in anticipation of sales during peak periods as well as other uses of working capital related to payment terms associated with trade receivables or other sale arrangements.
The following table provides a summary of our contractual obligations (in thousands) at October 30, 2005:

		Payments Due by Period
		Less than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years

Short and long-term debt (a)	$222,956	$1,486	$108,468	$1,807	$111,195
Limited recourse debt (b)	55,921	29,045	26,837	39	—
Operating leases (c)	31,688	5,886	10,847	5,760	9,195
Purchase obligations (d)	156,863	156,843	20	—	—

Total contractual obligations (e)	$467,428	$193,260	$146,172	$7,606	$120,390

(a)	Includes our two note issues and indebtedness under our bank credit facilities.

(b)	Our limited recourse debt is the result of the sale of finance receivables through limited recourse monetization transactions.

(c)	In accordance with SFAS No. 13, “Accounting for Leases,” operating lease obligations are not reflected in the balance sheet.

(d)	We enter into contractual arrangements that result in our obligation to make future payments, including purchase obligations. We enter into these arrangements in the ordinary course of business in order to ensure adequate levels of inventories, machinery and equipment, or services. Purchase obligations primarily consist of inventory purchase commitments, including raw materials, components and sourced products.

(e)	We anticipate that our funding obligation for our pension and postretirement benefit plans in fiscal 2006 will approximate $2.8 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not presented estimated pension and postretirement funding in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.

The following table provides a summary of our other commercial commitments (in thousands) at October 30, 2005:

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than		4-5	Over 5
	Committed	1 Year	1-3 Years	Years	Years
Standby letters of credit	$5,296	$5,296	$—	$—	$—
Guarantees (a)	64,197	9,785	27,536	20,070	6,806

Total commercial commitments	$69,493	$15,081	$27,536	$20,070	$6,806

(a)	We discuss our guarantee agreements in Note 11 of the Notes to Condensed Consolidated Financial Statements of this report.
On October 27, 2005, we entered into a 20-year strategic alliance (the “Alliance”) with Caterpillar Inc. (“Caterpillar”) relating to the design, manufacture and sale by us of Caterpillar branded telehandlers. As part of the Alliance, we entered into a Strategic Alliance Agreement (“SAA”) and Asset Purchase Agreement (“APA”) with Caterpillar and certain other Caterpillar affiliates. The SAA establishes separate deadlines in different geographic markets for the transition of telehandler manufacturing and selling responsibility from Caterpillar to us ranging from July 1 to November 1, 2006. Pursuant to the APA, we will acquire certain equipment and substantially all of the tooling and intellectual property used by Caterpillar exclusively in connection with the design and manufacture of Caterpillar’s current telehandler products. The purchase price for these Caterpillar telehandler assets is $51.4 million, with $46.4 million to be paid at closing and $5 million upon transition of Caterpillar branded telehandler sales to us. In addition, we expect to invest an additional $30 million during fiscal 2006 for the development of the North American Caterpillar product line and for capacity improvements in both Belgium and Pennsylvania to accommodate the additional volume. Of this amount, approximately $14 million will be capitalized and $16 million will be expensed. Closing of the APA is expected in the second quarter of fiscal 2006.
In addition to the $30.0 investment associated with our Caterpillar Alliance, investments in strategic initiatives are now planned to be approximately $15.0 million for the expansion of our ServicePlus operations, formation of our Commercial Solutions Group, reopening of the Bedford, Pennsylvania facility, Atlas II military telehandler development and other proprietary projects.
On August 1, 2003, we completed our acquisition of OmniQuip, which includes all operations relating to the Sky Trak and Lull brand telehandler products. As a result of the OmniQuip acquisition, we anticipate funding approximately $10.9 million in remaining integration expenses through July 31, 2007 with cash generated from operations and borrowings under our credit facilities.
We expect that our principal sources of liquidity for the next twelve months will be existing cash balances, cash generated from operations and borrowings under our credit facilities. Availability of funds under our credit facilities and monetizations of finance receivables depend on a variety of factors described below. As of October 30, 2005, we had cash balances totaling $230.9 million and unused credit commitments totaling $184.7 million.
We have a three-year $175.0 million senior secured revolving credit facility that expires September 23, 2006 and a pari passu, one-year $15.0 million cash management facility that expires September 23, 2006. Both facilities are secured by a lien on substantially all of our domestic assets excluding property, plant and equipment. Availability of credit requires compliance with financial and other covenants, including requirements that we maintain (i) leverage ratios during fiscal 2006 of Net Funded Debt to EBITDA (as defined in the senior secured revolving credit facility) and Net Funded Senior Debt to EBITDA (as defined in the senior secured revolving credit facility) measured on a rolling four quarters not to exceed 4.00 to 1.00 and 2.00 to 1.00, respectively, (ii) a fixed charge coverage ratio of not less than 2.00 to 1.00 through October 31, 2005 and 2.50 to 1.00 through July 31, 2006 and (iii) a Tangible Net Worth (as defined in the senior secured revolving credit facility) of at least $194.0 million, plus 50% of Consolidated Net Income (as defined in the senior secured revolving credit facility) on a cumulative basis for each preceding fiscal quarter, commencing with the quarter ended July 31, 2003. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and 70% of various categories of domestic inventory. Accordingly, credit available to us under these facilities will vary with seasonal and other changes in the borrowing base and leverage ratios, and we may not have full availability of the stated maximum amount of credit at all times. We have commenced discussions with our current bank group to amend and restate our revolving credit facility through 2010, including features that could increase the lending commitment to $300.0 million. However, based on our current business plan, we expect to have sufficient credit available that, combined with existing cash balances and cash to be generated from operations, will meet our expected seasonal requirements for working capital, planned capital and integration expenditures for the next twelve months.
Historically, our Access Financial Solutions segment originated and monetized customer finance receivables principally through limited recourse syndications. Since late 2003, the focus of this segment has shifted to providing “private label” financing solutions through program agreements with third-party funding providers, subject to limited recourse to us. Transactions funded by the finance companies are not held by us as financial assets, and therefore the subsequent payment from the finance companies is not recorded on our financial statements. Some transactions not funded by the finance companies may still be funded by us to the extent of our liquidity sources and subsequently monetized.
During the first three months of fiscal 2006 and all of fiscal 2005, we did not monetize any finance receivables through syndications. During the same periods, $12.0 million and $38.0 million, respectively, of sales to our customers were funded through program agreements with third-party finance companies. Although monetizations generate cash, under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, the monetized portion of our finance receivables portfolio remains recorded on our balance sheet as limited recourse debt with the associated pledge finance receivable that was sold. We expect that our limited recourse debt balance will continue to decline.
As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements of this report, we are a party to multiple agreements whereby we guarantee $64.2 million in indebtedness of others. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. Also as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, our future results of operations, financial condition and liquidity may be affected to the extent that our ultimate exposure with respect to product liability varies from current estimates. Also as discussed in Note 11 and in Item 1 of Part II of this report, pending legal proceedings and other contingencies have the potential to adversely affect our financial condition or liquidity.
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
Revenue Recognition: Sales of non-military equipment and service parts are unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated distributors and customers. Normally our sales terms are “free-on-board” shipping point (FOB shipping point). However, certain sales, including our All-Terrain Lifter, Army System (“ATLAS”) brand of military telehandler products, may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the equipment and risk of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer, and we have no further obligations under the order other than customary post-sales support activities. During the first three months of fiscal 2006, 1.0% of our sales were invoiced and the revenue recognized prior to customers taking physical possession. In the instances that our shipping terms are “shipping point destination,” revenue is recorded at the time the goods reach our customers.
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
We ship equipment on a limited basis to certain customers on consignment, which under GAAP allows recognition of the revenues only upon final sale of the equipment by the consignee. At October 30, 2005, we had $5.8 million of inventory on consignment.
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
Additional information regarding our critical accounting policies is in Note 1 of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended July 31, 2005.
Outlook
Demand for access equipment remains strong as we begin the fleet expansion phase of the current cycle. According to a recent survey conducted by the Association of Equipment Manufacturers, construction equipment demand is expected to grow in 2006, but at a slower pace than the past two years. Survey results show that overall demand is expected to rise 6.6% and lifting equipment sales, which include cranes, telehandlers, and aerial work platforms, are expected to increase 17.7% in calendar 2006. Additionally, the most recent figures from the U.S. Department of Commerce indicate for 2006 more than a 5% year-over-year growth in nonresidential investment, further supporting demand for our products. Fiscal 2006 has started on a strong note, and we have a high degree of confidence that this trend will continue throughout this year. All the signs are still strong and economic indicators remain healthy despite the increases in energy costs and the expected continuation of interest rate increases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage exposure to these risks principally through our regular operating and financing activities.
We are exposed to changes in interest rates as a result of our outstanding debt. Our outstanding interest rate swap instruments at October 30, 2005 consisted of a $70.0 million notional fixed-to-variable rate swap with a fixed-rate receipt of 8 3/8% and a $62.5 million notional fixed-to-variable rate swap with a fixed-rate receipt of 8 1/4%. The bases of the variable rates paid related to our $70.0 million and $62.5 million interest rate swap instruments are the six month London Interbank Offered Rate (LIBOR) plus 4.51% and 5.15%, respectively. These swap agreements are designated as hedges of the fixed-rate borrowings which are outstanding and are structured as perfect hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During fiscal 2003, we terminated our $87.5 million notional fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% that we entered into during June 2002, which resulted in a deferred gain of $6.2 million. The remaining deferred gain of $2.9 million will offset interest expense over the remaining life of the debt. Total interest bearing liabilities at October 30, 2005 consisted of $124.1 million in variable-rate borrowing and $154.8 million in fixed-rate borrowing. At the current level of variable-rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $0.9 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed-rate debt.
For additional information, we refer you to Item 7 in our annual report on Form 10-K for the fiscal year ended July 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
Changes in Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). During the period covered by this report, we made no changes which have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
JLG Industries, Inc.
We have reviewed the condensed consolidated balance sheet of JLG Industries, Inc. as of October 30, 2005, and the related condensed consolidated statements of income, shareholders’ equity and cash flows for the three-month periods ended October 30, 2005 and October 31, 2004. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of JLG Industries, Inc. as of July 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated September 16, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Baltimore, Maryland
November 11, 2005

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
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of our common stock made during the three months ended October 30, 2005 by us, as defined in Rule 10b-18(a)(3) under the Exchange Act.

(c)
			Total	(d)
			Number	Maximum
			of Shares	Number of
			Purchased	Shares that
		(b)	as Part of	May Yet Be
	(a)	Average	Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid	Plans or	Plans or
Period	Purchased[1]	Per Share	Programs	Programs

August 1, 2005 through September 4, 2005	1,697	$32.10	—	—

September 5, 2005 through October 2, 2005	856	$36.59	—	—

October 3, 2005 through October 30, 2005	—	$—	—	—

Total	2,553	$33.61	—	—

[1]	The total number of shares purchased represents shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
ITEMS 3 and 5
None/not applicable.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of Shareholders on November 17, 2005. We solicited proxies for the election of nine directors, for the approval of the JLG Industries, Inc. 2005 Restated Annual Management Incentive Plan, for the approval and adoption of the JLG Industries, Inc. 2005 Long Term Incentive Plan and for ratification of the appointment of Ernst & Young LLP as our independent auditor for the 2006 fiscal year. Of the 51,658,223 shares of capital stock outstanding on the record date, 46,500,856, or 90.0%, were voted in person or by proxy at the meeting date.

The tabulated results are set forth below:
Election of directors

	For	Against
R. V. Armes	44,181,112	2,319,744
T. P. Capo	40,189,002	6,311,854
W. K. Foster	45,562,438	938,418
W. M. Lasky	44,914,613	1,586,243
J. A. Mezera	43,415,061	3,085,795
D. L. Pugh	45,564,188	936,668
S. Rabinowitz	43,490,809	3,010,047
R. C. Stark	44,803,769	1,697,087
T. C. Wajnert	44,866,718	1,634,138
Approval of our 2005 Restated Annual Management Incentive Plan.

For	Against	Abstain
44,658,793	1,704,167	137,896
Approval and adoption of our 2005 Long Term Incentive Plan.

For	Against	Abstain	Broker-non-votes
34,226,718	4,867,664	105,378	7,301,096
Ratification of the appointment of Ernst & Young LLP as independent auditor for the 2006 fiscal year.

For	Against	Abstain
43,366,957	3,107,007	26,892
ITEM 6 — EXHIBITS
The following exhibits are included herein:
10.1	JLG Industries, Inc. 2005 Long-Term Incentive Plan

10.2	JLG Industries, Inc. 2005 Restated Annual Management Incentive Plan

12	Statement Regarding Computation of Ratios

15	Letter re: Unaudited Interim Financial Information

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Cautionary Statements Pursuant to the Securities Litigation Reform Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JLG INDUSTRIES, INC.
(Registrant)

Date: November 22, 2005	/s/ James H. Woodward, Jr.
James H. Woodward, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 22, 2005	/s/ John W. Cook
John W. Cook
Chief Accounting Officer
(Chief Accounting Officer)