Form 10-K/A
period 2005-07-31
JLG INDUSTRIES INC
filed 2006-01-24
CIK 216275

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
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At September 23, 2005, there were 51,658,223 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant at that date was $1,646,515,193.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

EXPLANATORY NOTE
     In response to a comment letter received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission, we have revised our disclosure under Item 9A of Form 10-K, the “Evaluation of Disclosure Controls and Procedures.” The amendment is being filed solely to remove a statement in the disclosure that the evaluation by management of our disclosure controls and procedures was made to the “best of their knowledge” and other language that elaborated on management’s conclusion that our disclosure controls and procedures were effective as of the end of the fiscal year.
     We have not reevaluated our disclosure controls and procedures as of the date of this Amendment No. 1 or modified or updated other disclosures presented in the original report on Form 10-K. This Form 10-K/A generally does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on October 3, 2005. Accordingly, this Form 10-K/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-K. With this Amendment No. 1 our Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

i

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

/s/ Ernst & Young LLP
Baltimore, Maryland
September 16, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, with participation of other management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
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
     (b) See Item 15(a) 3 above.
     (c) See Item 15(a) 1 and 15(a) 2 above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 24, 2006.

JLG INDUSTRIES, INC. (Registrant)
/s/William M. Lasky
William M. Lasky, Chairman of the Board,
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 24, 2006.

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