Form 10-Q
period 2006-01-29
JLG INDUSTRIES INC
filed 2006-02-28
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended January 29, 2006
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of capital stock outstanding as of February 24, 2006 was 52,753,874.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 29,	January 30,	January 29,	January 30,
	2006	2005	2006	2005
Revenues
Net sales	$488,411	$347,947	$960,847	$650,078
Financial products	3,256	3,056	6,230	5,716
Rentals	2,759	2,431	5,072	4,301

	494,426	353,434	972,149	660,095

Cost of sales	398,566	299,462	781,425	580,428

Gross profit	95,860	53,972	190,724	79,667

Selling and administrative expenses	39,301	30,810	77,362	58,932
Product development expenses	6,825	5,555	13,262	11,463

Income from operations	49,734	17,607	100,100	9,272

Interest expense (net of interest income)	(6,688)	(7,852)	(11,154)	(16,286)
Miscellaneous, net	69	2,076	1,003	4,946

Income (loss) before taxes	43,115	11,831	89,949	(2,068)

Income tax provision (benefit)	15,695	4,347	34,663	(823)

Net income (loss)	$27,420	$7,484	$55,286	($1,245)

Earnings (loss) per common share	$.53	$.17	$1.07	($.03)

Earnings (loss) per common share – assuming dilution	$.52	$.17	$1.05	($.03)

Cash dividends per share	$.005	$.005	$.01	$.01

Weighted average shares outstanding	52,021	43,798	51,621	43,762

Weighted average shares outstanding – assuming dilution	53,187	44,988	52,876	43,762

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 29,	July 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$183,344	$223,597
Trade accounts and finance receivables – net	379,813	419,866
Inventories	227,957	169,097
Assets held for sale	49,941	—
Other current assets	42,715	56,739

Total current assets	883,770	869,299
Property, plant and equipment – net	82,746	85,855
Equipment held for rental – net	36,684	22,570
Finance receivables, less current portion	26,500	30,354
Pledged finance receivables, less current portion	18,623	33,649
Goodwill	60,419	61,641
Intangible assets – net	75,371	32,086
Other assets	68,379	68,143

	$1,252,492	$1,203,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$6,515	$1,496
Current portion of limited recourse debt from finance receivables monetizations	26,558	29,642
Accounts payable	187,591	200,323
Accrued expenses	139,689	148,651

Total current liabilities	360,353	380,112
Long-term debt, less current portion	221,888	224,197
Limited recourse debt from finance receivables monetizations, less current portion	18,760	34,016
Accrued post-retirement benefits	31,797	31,113
Other long-term liabilities	22,117	27,233
Provisions for contingencies	30,707	28,334
Shareholders’ equity
Capital stock:
Authorized shares: 100,000 at $.20 par Issued and outstanding shares: 52,752; fiscal 2005 – 51,645	10,550	10,329
Additional paid-in capital	203,571	180,696
Retained earnings	365,280	310,516
Unearned compensation	—	(7,397)
Accumulated other comprehensive loss	(12,531)	(15,552)

Total shareholders’ equity	566,870	478,592

	$1,252,492	$1,203,597

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Capital Stock		Paid-in	Retained	Unearned	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Compensation	(Loss) Income	Equity
Balances at July 31, 2004	43,903	$8,781	$29,571	$254,268	$(5,333)	$(6,017)	$281,270
Comprehensive loss:
Net loss				(1,245)
Aggregate translation adjustment						(4,410)
Total comprehensive loss							(5,655)
Dividends paid: $.01 per share				(444)			(444)
Shares issued under incentive plan	797	159	6,509		(306)		6,362
Tax benefit related to exercise of nonqualified stock options			1,007				1,007
Amortization of unearned compensation					2,206		2,206

Balances at January 30, 2005	44,700	$8,940	$37,087	$252,579	$(3,433)	$(10,427)	$284,746

						Accumulated
			Additional			Other	Total
	Capital Stock		Paid-in	Retained	Unearned	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Compensation	(Loss) Income	Equity
Balances at July 31, 2005	51,645	$10,329	$180,696	$310,516	$(7,397)	$(15,552)	$478,592
Comprehensive income:
Net income				55,286
Aggregate translation adjustment						(355)
Minimum pension liability adjustment, net of deferred taxes of $2,150						3,376
Total comprehensive income							58,307
Dividends paid: $.01 per share				(522)			(522)
Stock options exercised	1,092	218	13,359				13,577
Tax benefit related to exercise of nonqualified stock options			13,061				13,061
Stock-based compensation and awards of restricted shares	15	3	3,852				3,855
Reclassification of unearned compensation to additional paid in capital upon adoption of Statement of Financial Accounting Standards No. 123R (see Note 1)			(7,397)		7,397		—

Balances at January 29, 2006	52,752	$10,550	$203,571	$365,280	$—	$(12,531)	$566,870

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	January 29,	January 30,
	2006	2005
OPERATIONS
Net income (loss)	$55,286	($1,245)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
(Gain) loss on sale of property, plant and equipment	(29)	142
Gain on sale of equipment held for rental	(5,684)	(6,634)
Non-cash charges and credits:
Depreciation and amortization	14,440	14,046
Other	12,168	6,714
Changes in selected working capital items:
Accounts receivable	25,918	32,558
Inventories	(80,550)	(28,126)
Accounts payable	(5,703)	(279)
Other operating assets and liabilities	(5,398)	(14,900)
Changes in finance receivables	(2,064)	(1,526)
Changes in pledged finance receivables	(429)	474
Changes in other assets and liabilities	(7,142)	(14,067)

Cash flow from operating activities	813	(12,843)

INVESTMENTS
Purchases of property, plant and equipment	(6,889)	(4,967)
Proceeds from the sale of property, plant and equipment	136	162
Purchases of equipment held for rental	(27,391)	(18,940)
Proceeds from the sale of equipment held for rental	14,743	20,187
Cash portion of acquisitions	(47,035)	(105)
Other	(68)	(102)

Cash flow used for investing activities	(66,504)	(3,765)

FINANCING
Net increase in short-term debt	12	2,013
Issuance of long-term debt	—	130,054
Repayment of long-term debt	(193)	(130,232)
Payment of dividends	(522)	(444)
Exercise of stock options	13,491	6,362
Excess tax benefits from stock-based compensation	13,061	—

Cash flow from financing activities	25,849	7,753

CURRENCY ADJUSTMENTS
Effect of exchange rate changes on cash	(411)	(4,496)

CASH AND CASH EQUIVALENTS
Net change in cash and cash equivalents	(40,253)	(13,351)
Beginning balance	223,597	37,656

Ending balance	$183,344	$24,305

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2006
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
Interim results for the six-month period ended January 29, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K/A for the fiscal year ended July 31, 2005.
We operate on a 5-4-4 week quarter with our fiscal year and fourth quarter ending on July 31. Our first quarter ends on the Sunday closest to October 31 that either coincides with or precedes that date. Our second and third quarters end 13 and 26 weeks, respectively, following the end of the first quarter. Our first two quarters of fiscal 2006 ended on January 29, 2006 and October 30, 2005 as compared to January 30, 2005 and October 31, 2004 for fiscal 2005. For presentation purposes, we use three and six months to describe one fiscal quarter and two fiscal quarters, respectively.
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
On August 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123R. Under this transition method, stock-based compensation expense for the three and six months ended January 29, 2006 includes: (a) compensation expense related to restricted stock awards, (b) compensation expense for all stock options granted prior to, but not yet vested as of July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (c) compensation expense for awards granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
We recognize compensation expense for stock option awards and nonvested share awards that vest based on time or market parameters on a straight-line basis over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. Performance-based nonvested share awards are recognized as compensation expense based on the fair value on the date of grant, the number of shares ultimately expected to vest and the vesting period. At January 29, 2006, achievement of the performance factor is believed to be probable, thus $0.1 million and $0.3 million of compensation expense has been recorded for our performance-based awards during the three and six months ended January 29, 2006, respectively. Total stock-based compensation expense included in our Condensed Consolidated Statements of Income for the three and six months ended January 29, 2006 was $2.1 million ($1.4 million net of tax) and $4.2 million ($2.6 million net of tax), respectively, compared to $0.8 million ($0.5 million net of tax) and $2.2 million ($1.3 million net of tax) for the three and six months ended January 30, 2005, respectively.

In accordance with the modified prospective transition method of SFAS No. 123R, financial results for the prior period have not been restated.
As a result of adopting SFAS No. 123R on August 1, 2005, our income before taxes, net income and basic and diluted earnings per share for the three months ended January 29, 2006, were $0.9 million, $0.6 million and $0.01 lower, respectively, and for the six months ended January 29, 2006, were $1.7 million, $1.1 million and $0.02 lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.
Prior to the adoption of SFAS No. 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our Condensed Consolidated Statements of Cash Flows. In accordance with SFAS No. 123R, for the six months ended January 29, 2006, we revised our Condensed Consolidated Statements of Cash Flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. For the six months ended January 29, 2006, $13.1 million of excess tax benefits were reported as financing cash flows rather than operating cash flows. For the first six months of fiscal 2005, the excess tax benefits of $1.0 million were included in operating cash flows.
The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 for the three and six months ended January 30, 2005:

	Three Months	Six Months
	Ended	Ended
	January 30,	January 30,
	2005	2005
Net income (loss), as reported	$7,484	($1,245)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	529	1,106

Pro forma net income (loss)	$6,955	($2,351)

Earnings (loss) per share:
Earnings (loss) per common share – as reported	$.17	($.03)

Earnings (loss) per common share – pro forma	$.16	($.05)

Earnings (loss) per common share – assuming dilution – as reported	$.17	($.03)

Earnings (loss) per common share – assuming dilution – pro forma	$.15	($.05)

Net cash proceeds from the exercise of stock options were $13.5 million and $6.4 million for the six months ended January 29, 2006, and January 30, 2005, respectively. The actual income tax benefit realized from stock option exercises total $12.6 million and $2.6 million, respectively, for those same periods.
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
NOTE 3 – ACQUISITION
On October 27, 2005, we entered into a 20-year strategic alliance (the “Alliance”) with Caterpillar Inc. (“Caterpillar”) related to the design, manufacture and sale by us of Caterpillar branded telehandlers. The Alliance establishes separate dates in different geographic markets for the transition of telehandler manufacturing and selling responsibility from Caterpillar to us ranging from July 1 to November 1, 2006. As part of the Alliance, we acquired certain equipment and substantially all of the tooling and intellectual property used by Caterpillar exclusively in connection with the design and manufacture of Caterpillar’s current European telehandler products. The purchase price for these Caterpillar telehandler assets was $52.0 million, which included transaction expenses of $0.6 million, of which $46.4 million was paid at closing on November 30, 2006 and the remaining $5.0 million to be paid upon transition of Caterpillar branded telehandler sales to us. We funded the cash portion of the purchase price of the Caterpillar telehandler assets and the transaction expenses with cash generated from operations.
We made this asset acquisition because of its strategic fit and adherence to our growth strategy and acquisition criteria. This acquisition was an addition to our Machinery segment and has been accounted for as a purchase.
The following table summarizes our preliminary estimated fair values of the Caterpillar telehandler assets acquired and liabilities assumed on October 27, 2005:

Property, plant and equipment	$7,663
Other intangible assets	44,442
Other liabilities	(70)

Net cash consideration	$52,035

Of the $44.4 million of acquired intangible assets, $41.4 million was preliminarily assigned to distributor and customer relations (20-year weighted-average useful life) and $3.0 million was assigned to patents (10-year weighted-average useful life).
We continue to evaluate the initial purchase price allocation for the Caterpillar telehandler asset acquisition, and we will adjust the allocations as additional information relative to the fair market values of the assets and liabilities become known. Examples of factors and information that we use to refine the allocations include tangible and intangible asset appraisals.
NOTE 4 – TRADE ACCOUNTS AND FINANCE RECEIVABLES
Trade accounts and finance receivables consist of the following:

	January 29,	July 31,
	2006	2005
Trade accounts receivable	$350,818	$393,915
Finance receivables	14,501	8,023
Pledged finance receivables	26,353	29,238

	391,672	431,176
Less allowance for doubtful accounts	11,859	11,310

	$379,813	$419,866

NOTE 5 – INVENTORIES AND COST OF SALES
A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year. Therefore, interim LIFO inventory valuation determinations, including the determination at January 29, 2006, must necessarily be based on our estimate of expected fiscal year-end inventory levels and costs. The cost of inventories stated under the LIFO method was 49% and 44% at January 29, 2006 and July 31, 2005, respectively, of our total inventory.
Inventories consist of the following:

	January 29,	July 31,
	2006	2005
Finished goods	$128,187	$75,014
Raw materials and work in process	108,940	102,267

	237,127	177,281
Less LIFO provision	9,170	8,184

	$227,957	$169,097

During the first quarter of fiscal 2006, we recorded, in cost of sales, a one-time, pre-tax benefit of $4.6 million resulting from a change in the costing methodology for inbound freight.
NOTE 6 – OTHER ASSETS
Other assets consist of the following:

	January 29,	July 31,
	2006	2005
Future income tax benefits	$38,541	$38,896
Customer notes receivable and other investments	19,484	19,671
Deferred finance charges	8,231	8,712
Other	10,601	8,304

	76,857	75,583
Less allowance for notes receivable	8,478	7,440

	$68,379	$68,143

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
Notes receivable and other investments are with customers or customer affiliates and include restructuring of accounts and finance receivables as well as assisting our customers in their financing efforts. As of January 29, 2006 and July 31, 2005, approximately 84% and 82%, respectively, of our current and long-term notes receivable and other investments were due from three and four parties, respectively. We routinely evaluate the creditworthiness of our customers and provide reserves if required under the circumstances. Certain notes receivables are collateralized by a security interest in the underlying assets, other assets owned by the debtor and/or personal guarantees. We may incur losses in excess of our reserves if the financial condition of our customers were to deteriorate or we do not realize the full amount of any anticipated proceeds from the sale of the equipment supporting our customers’ financial obligations to us.
Deferred finance charges relate to our two note issues and indebtedness under bank credit facilities and are ratably amortized over the remaining life of the instruments.

NOTE 7 – PRODUCT WARRANTY
Most of our products carry a product warranty. That product warranty generally provides that we will repair or replace parts of the product found to be defective in material or workmanship during the specified warranty period following purchase at no cost to the customer. In addition, we provide a one-year warranty on replacement or service parts that we sell. We provide for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. Specific reserves are maintained for programs related to machine safety and reliability issues. Estimates are made regarding the size of the population, the type of program, costs to be incurred by us and estimated participation. Additional reserves are maintained based on the historical percentage relationships of such costs to machine sales and applied to current equipment sales.
This table presents our reconciliation of accrued product warranty during the period from August 1, 2005 to January 29, 2006:

Balance as of August 1, 2005	$13,377
Payments	(6,479)
Accruals	8,122
Transferred to held for sale (see Note 15)	(1,028)

Balance as of January 29, 2006	$13,992

NOTE 8 – BASIC AND DILUTED EARNINGS PER SHARE
This table presents our computation of basic and diluted earnings per share for each of the periods ended January 29, 2006 and January 30, 2005:

	Three Months Ended		Six Months Ended
	January 29,	January 30,	January 29,	January 30,
	2006	2005	2006	2005
Net income (loss)	$27,420	$7,484	$55,286	($1,245)

Denominator for basic earnings (loss) per share – weighted average shares	52,021	43,798	51,621	43,762
Effect of dilutive securities – employee stock options and unvested restricted shares	1,166	1,190	1,255	—

Denominator for diluted earnings (loss) per share – weighted average shares adjusted for dilutive securities	53,187	44,988	52,876	43,762

Earnings (loss) per common share	$.53	$.17	$1.07	($.03)

Earnings (loss) per common share – assuming dilution	$.52	$.17	$1.05	($.03)

NOTE 9 – SEGMENT INFORMATION
We operate through three business segments: Machinery, Equipment Services and Access Financial Solutions. Our Machinery segment designs, manufactures and sells aerial work platforms, telehandlers and trailers as well as an array of complementary accessories that increase the versatility and efficiency of these products for end-users. Until February 2006, when we sold the product line, our Machinery segment included the manufacture and sale of telescopic hydraulic excavators. Our Equipment Services segment provides after-sales service and support for our installed base of equipment, including parts sales and equipment rentals, and sells used, remanufactured and reconditioned equipment. Our Access Financial Solutions segment arranges equipment financing and leasing solutions for our customers primarily through “private label” agreements with third party financial institutions, and provides credit support in connection with these financing and leasing arrangements. We evaluate performance of the Machinery and Equipment Services segments and allocate resources based on operating profit before interest, miscellaneous income/expense and income taxes. We evaluate performance of the Access Financial Solutions segment and allocate resources based on its operating profit less interest expense. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
Our business segment information consisted of the following for each of the periods ended January 29, 2006 and January 30, 2005:

	Three Months Ended		Six Months Ended
	January 29,	January 30,	January 29,	January 30,
	2006	2005	2006	2005
Revenues:
Machinery	$412,327	$281,220	$823,335	$533,752
Equipment Services	78,789	69,070	142,443	120,420
Access Financial Solutions	3,310	3,144	6,371	5,923

	$494,426	$353,434	$972,149	$660,095

Segment profit (loss):
Machinery	$44,587	$9,533	$92,527	($3,807)
Equipment Services	24,497	19,711	47,702	35,478
Access Financial Solutions	1,166	712	2,254	906
Corporate expense	(21,412)	(13,801)	(44,340)	(27,050)

Segment profit	48,838	16,155	98,143	5,527
Add Access Financial Solutions’ interest expense	896	1,452	1,957	3,745

Operating income	$49,734	$17,607	$100,100	$9,272

This table presents our business segment assets at:

	January 29,	July 31,
	2006	2005
Machinery	$873,678	$798,536
Equipment Services	59,356	49,152
Access Financial Solutions	101,236	111,054
Corporate	218,222	244,855

	$1,252,492	$1,203,597

We manufacture our products in the United States, Belgium and France and sell these products globally, but principally in North America, Europe, Australia and Latin America. No single foreign country accounts for a significant percentage of revenues of our consolidated operations. Our revenues by geographic area consisted of the following for each of the periods ended January 29, 2006 and January 30, 2005:

	Three Months Ended		Six Months Ended
	January 29,	January 30,	January 29,	January 30,
	2006	2005	2006	2005
United States	$366,343	$256,027	$721,256	$494,760
Europe	83,349	56,819	145,882	93,682
Other	44,734	40,588	105,011	71,653

	$494,426	$353,434	$972,149	$660,095

NOTE 10 – EMPLOYEE RETIREMENT PLANS
Our components of pension and postretirement expense were as follows for each of the periods ended January 29, 2006 and January 30, 2005:

	Three Months Ended		Three Months Ended
	January 29, 2006		January 30, 2005
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
Service cost	$562	$431	$573	$344
Interest cost	570	481	743	452
Expected return	(297)	—	(294)	—
Amortization of prior service cost	46	(276)	73	(277)
Amortization of net loss	211	148	67	129

	$1,092	$784	$1,162	$648

	Six Months Ended		Six Months Ended
	January 29, 2006		January 30, 2005
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
Service cost	$1,123	$862	$1,077	$770
Interest cost	1,141	963	1,249	1,002
Expected return	(594)	—	(587)	—
Amortization of prior service cost	93	(553)	137	(383)
Amortization of net loss	421	296	134	233

	$2,184	$1,568	$2,010	$1,622

As a result of changes made to the retiree contribution rates, we recognized a reduction of $0.3 million in our postretirement expense during the second quarter of fiscal 2005.
NOTE 11 – RESTRUCTURING COSTS
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

As part of our OmniQuip business unit (“OmniQuip”) integration plan, we permanently closed five facilities of the acquired business and relocated that production into our existing facilities. Additionally, we reduced employment and incurred costs associated with the involuntary termination benefits and relocation costs. These costs were incremental to our combined enterprise and were incurred as a direct result of our integration plan. Accrued liabilities associated with these integration activities include the following:
Involuntary Employee Termination and Relocation Benefits:

Balance at August 1, 2005	$435
Costs incurred during fiscal 2006	—

Balance at January 29, 2006	$435

Facility Closure and Restructuring Costs:
Balance at August 1, 2005	$3,150
Costs incurred during fiscal 2006	—

Balance at January 29, 2006	$3,150

The remaining involuntary employee termination and relocation benefits accrual of $0.4 million relates to the estimated relocation payments for eight employees.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
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
With respect to all product liability claims of which we are aware, we established accrued liabilities of $34.7 million and $31.0 million at January 29, 2006 and July 31, 2005, respectively. These amounts are included in accrued expenses and provisions for contingencies on our Condensed Consolidated Balance Sheets. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely that we would experience losses that are materially in excess of such reserve amounts. The provisions for self-insured losses are included within cost of sales in our Condensed Consolidated Statements of Income. As of January 29, 2006 and July 31, 2005, there were no insurance recoverables or offset implications and there were no claims by us being contested by insurers.
At January 29, 2006, we are a party to multiple agreements whereby we guarantee $60.4 million in indebtedness of others, including a $19.6 million maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party financing. As of January 29, 2006, three customers owed approximately 45% of our total guaranteed indebtedness. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying collateral and/or to demand reimbursement from other parties for any payments made by us under these agreements. At January 29, 2006, we had $4.6 million reserved related to these agreements, including a provision for losses of $0.8 million related to our pledged finance receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. While we believe it is unlikely that we would experience losses under these agreements that are materially in excess of the amounts reserved, we can provide no assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations and, in the event that occurs, we cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of those reserved.

We have received notices of audit adjustments from the Pennsylvania Department of Revenue (“PA”) in connection with audits of our fiscal years 1999 through 2003. The adjustments proposed by PA consist primarily of the disallowance of a royalty deduction taken in our income tax returns. We believe that PA has acted contrary to applicable law, and we are vigorously disputing its position. Should PA prevail in its disallowance of the royalty deduction, it would result in a cash outflow and corresponding charge of approximately $7 million, although the timing of any such action is uncertain as of this date.
There can be no assurance that unanticipated events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.
NOTE 13 – INTEREST EXPENSE NET OF INTEREST INCOME
Interest expense (net of interest income) consisted of the following for each of the periods ended January 29, 2006 and January 30, 2005:

	Three Months Ended		Six Months Ended
	January 29,	January 30,	January 29,	January 30,
	2006	2005	2006	2005
Interest expense	$8,378	$8,322	$14,355	$17,318
Interest (income)	(1,690)	(470)	(3,201)	(1,032)

	$6,688	$7,852	$11,154	$16,286

NOTE 14 – BANK CREDIT LINES AND LONG-TERM DEBT
On November 30, 2005, we entered into an amended and restated five-year $200.0 million senior secured revolving credit facility that expires November 30, 2010. The facility includes an accordion feature under which JLG, subject to obtaining increased commitments from existing or new lenders, may increase the maximum availability of the facility up to $300 million. In addition, we have a pari passu, one-year, $5.0 million cash management facility that expires September 20, 2006. We have commenced discussions to complete a replacement pari passu, two-year, $15.0 million cash management facility. Both facilities are (and the replacement pari passu facility would be) secured by a lien on substantially all of our domestic assets excluding property, plant and equipment. Availability of credit requires compliance with various covenants, including a requirement that in the event the facility borrowing availability is less than 15%, at any time, or in the event that during the 90-day period following payment of certain bond obligations, the facility borrowing availability is less than 40%, we will maintain a fixed charge coverage ratio (as defined in the senior secured revolving credit facility) of not less than 1.10 to 1.0. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and 70% of various categories of domestic inventory. There were no borrowings outstanding under our senior secured revolving facility or our cash management facility at January 29, 2006. At January 29, 2006, we were in compliance with all terms and conditions of our credit facilities.
NOTE 15 – SUBSEQUENT EVENTS
On February 23, 2006, we increased the quarterly dividend rate to $0.01 per common share and announced a two-for-one stock split of our common stock. The cash dividend is payable on March 20, 2006 to shareholders of record at the close of business on March 6, 2006. The stock split shares will be distributed on March 27, 2006 to shareholders of record on March 13, 2006. In connection with the two-for-one stock split of our capital stock, our Board of Directors approved an Amendment to our Articles of Incorporation (the “Articles of Incorporation”) which will become effective March 23, 2006, that will increase the number of capital stock authorized under the Articles of Incorporation to 200,000,000 shares from 100,000,000 shares.
On February 3, 2006, we sold our line of Gradall excavators to Alamo Group Inc. (“AGI”) for a cash consideration of $39.4 million. The sale included the 430,000 square foot manufacturing facility in New Philadelphia, OH and related equipment, machinery, tooling, and intellectual property. The Gradall excavator product line includes highway-speed, crawler and wheeled models. In addition to the purchase agreement, we executed a transition supply agreement with AGI covering those components for our telescopic material handler product lines that are currently manufactured at the New Philadelphia facility. The Gradall excavator product line was part of our Machinery segment. Subject to adjustments based on a balance sheet as of the closing date and on a valuation of certain pension liabilities and assets, this transaction is expected to result in a one-time pre-tax gain of approximately $13.1 million in our third quarter of fiscal 2006.
The assets and liabilities associated with the sale of our line of Gradall excavators have been reclassified as assets held for sale and accrued expenses, respectively, on our January 29, 2006 Condensed Consolidated Balance Sheet. The carrying amounts of the major classes of assets and liabilities are as follows as of January 29, 2006 and July 31, 2005:

	January 29,	July 31,
	2006	2005
ASSETS
Trade receivables	$16,396	$12,506
Inventories	21,278	15,932
Other current assets	1	—
Property, plant and equipment	8,931	9,852
Goodwill	1,186	1,186
Other assets	2,149	2,150

Assets held for sale	$49,941	$41,626

LIABILITIES AND SHAREHOLDERS EQUITY
Accounts payable	$7,055	$9,419
Accrued expenses	3,807	3,293
Other long-term liabilities	7,465	7,509
Provisions for contingencies	135	106
Accumulated other comprehensive loss	(3,376)	(3,376)

Accrued expenses	$15,086	$16,951

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
Overview
We operate through three business segments: Machinery, Equipment Services and Access Financial Solutions. Our Machinery segment designs, manufactures and sells aerial work platforms, telehandlers and trailers, as well as an array of complementary accessories that increase the versatility and efficiency of these products for end-users. Until February 2006, when we sold the product line, our Machinery segment included the manufacture and sale of telescopic hydraulic excavators. Our Equipment Services segment provides after-sales service and support for our installed base of equipment, including parts sales and equipment rentals, and sells used, remanufactured and reconditioned equipment. Our Access Financial Solutions segment arranges equipment financing and leasing solutions for our customers primarily through “private label” agreements with third party financial institutions and provides credit support in connection with those financing and lease arrangements. We sell our products on a global basis to equipment rental companies, construction contractors, manufacturing companies, home improvement centers, the U.S. military, state and local municipalities and equipment distributors that resell our equipment.
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
Demand for access equipment remains strong as the fleet expansion phase of the current business cycle continues. Economic conditions remain favorable to support demand for access equipment. Robust construction activity is creating demand for aerial work products as businesses invest and generate profits and capital remains available for equipment purchases. These factors, along with high utilization rates, are also leading to higher sales of used equipment.
Our revenues reached $494.4 million in the second quarter of fiscal 2006, a 39.9% increase over the second quarter of fiscal 2005. Revenues in the United States increased 43.1% over last year and international revenues were 31.5% stronger than the prior year, including a 46.7% increase in Europe. Earnings per diluted share were $0.52, compared to $0.17 per diluted share last year.
For the first six months of fiscal 2006 our revenues were $972.1 million, a 47.3% increase over the comparable year-ago period. Revenues in the United States increased 45.8% over last year and international revenues were 51.7% stronger than the prior year, including a 55.7% increase in Europe. Earnings per diluted share were $1.05, compared to a loss of $0.03 per diluted share last year.

On February 3, 2006, we sold our line of Gradall excavators to Alamo Group Inc. (“Alamo”) for a cash consideration of $39.4 million. The sale included the 430,000 square foot manufacturing facility in New Philadelphia, OH and related equipment, machinery, tooling, and intellectual property. The Gradall excavator product line includes highway-speed, crawler and wheeled models. In addition to the purchase agreement, we executed a transition supply agreement with Alamo covering those components for our telescopic material handler product lines that are currently manufactured at the New Philadelphia facility. Subject to adjustments based on a balance sheet as of the closing date and on a valuation of certain pension liabilities and assets, this transaction is expected to result in a one-time pre-tax gain of approximately $13.1 million in our third quarter of fiscal 2006.
In the discussion and analysis of financial condition and results of operations that follows, we attempt to identify contributing factors in order of significance to the point being addressed.
Results for the Second Quarters of Fiscal 2006 and 2005
We reported net income of $27.4 million, or $0.52 per share on a diluted basis, for the second quarter of fiscal 2006, compared to net income of $7.5 million, or $0.17 per share on a diluted basis, for the second quarter of fiscal 2005. Earnings for the second quarter of fiscal 2006 included unfavorable currency adjustments of $0.7 million compared to favorable currency adjustments of $3.1 million for the second quarter of fiscal 2005.
Our revenues for the second quarter of fiscal 2006 were $494.4 million, up 39.9% from the $353.4 million in the comparable year-ago period. The following tables outline our revenues by segment, products and geography (in thousands) for the quarters ended January 29, 2006 and January 30, 2005:

	January 29,	January 30,
	2006	2005
Segment:
Machinery	$412,327	$281,220
Equipment Services	78,789	69,070
Access Financial Solutions (a)	3,310	3,144

	$494,426	$353,434

Products:
Aerial work platforms	$234,710	$171,517
Telehandlers	160,715	92,490
Excavators	16,902	17,213
After-sales service and support, including parts sales, and used and reconditioned equipment sales	76,084	66,727
Financial products (a)	3,256	3,056
Rentals	2,759	2,431
	$494,426	$353,434

Geographic:
United States	$366,343	$256,027
Europe	83,349	56,819
Other	44,734	40,588

	$494,426	$353,434

(a)	Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.
The increase in Machinery segment revenues from $281.2 million to $412.3 million, or 46.6%, reflects strong growth in most product lines, led by a 73.8% increase in sales of telehandlers and a 36.9% increase in sales of aerial work platforms, as the primary drivers of equipment demand, commercial and non-residential construction and solid economic activity, continue to be strong. Fleet age, rental rates and utilization of our type of equipment continue to drive demand in all geographic regions and most product lines as rental companies maintain their strong pace of equipment refreshment and expansion.
The increase in Equipment Services segment revenues from $69.1 million to $78.8 million, or 14.1%, was principally due to increased service parts sales as a result of increased utilization of our customers’ fleet equipment and increased rebuilt equipment sales to the military.
The increase in Access Financial Solutions segment revenues from $3.1 million to $3.3 million, or 5.3%, was principally attributable to an increase in revenues from our “private label” limited recourse financing solutions through program agreements with third-party funding providers. During fiscal 2005 and fiscal 2004, we experienced a decrease in Access Financial Solutions segment revenues as a result of a decrease in our portfolio as we transitioned customers to our “private label” limited recourse financing arrangements originated through finance companies. While we experienced decreased interest income attributable to our pledged finance receivables, we also experienced a corresponding decrease in our limited recourse debt. This resulted in $0.6 million less of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt during the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. In accordance with the required accounting treatment, payments to monetization purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.
Our revenues generated from sales in the United States for the second quarter of fiscal 2006 were $366.3 million, up 43.1% from the comparable year-ago period revenues of $256.0 million. The increase in our revenues generated from sales in the United States reflects strong growth in most product lines as a result of general economic growth in North America and increased demand for used equipment. Revenues generated from sales outside of the United States for the second quarter of fiscal 2006 were $128.1 million, up 31.5% from the second quarter of fiscal 2005 revenues of $97.4 million. The increase in our revenues generated from sales outside of the United States was primarily attributable to improved market conditions in the European, Australian and Latin America regions, resulting in increased sales of aerial work platforms and telehandlers.
Our gross profit margin was 19.4% for the second quarter of fiscal 2006 compared to the prior year quarter’s 15.3%. The increase was primarily attributable to higher margins in each of our segments, as analyzed below.
The gross profit margin of our Machinery segment was 15.9% for the second quarter of fiscal 2006 compared to 10.3% for the second quarter of fiscal 2005. The increase was primarily due to the higher sales volume during the second quarter of fiscal 2006, the favorable impact of the price increases and surcharges that were implemented throughout fiscal 2005 to offset the increase in commodities, especially steel, and our cost reduction activities, partially offset by rising energy prices which continue to drive up the cost of freight and petroleum-based components.
The gross profit margin of our Equipment Services segment was 34.2% for the second quarter of fiscal 2006 compared to 31.8% for the second quarter of fiscal 2005. The increase was primarily due to revenue mix, as higher margin service parts represent a greater percentage of total segment revenues and improved margins on service parts, reflecting price increases and surcharges that were implemented throughout fiscal 2005 and improved margins on used equipment sales, reflecting increased demand for used equipment.
The gross profit margin of our Access Financial Solutions segment was 98.7% for the second quarter of fiscal 2006 compared to 93.5% for the second quarter of 2005. The increase was primarily due to an increase in limited recourse financing as a percentage of total segment revenues. The gross margins are typically higher in this segment since the costs associated with revenues are principally selling and administrative expenses and interest expense.

Our selling, administrative and product development expenses increased $9.8 million in the second quarter of fiscal 2006 compared to fiscal 2005, but as a percentage of revenues decreased to 9.3% for the second quarter of fiscal 2006 compared to 10.3% for the second quarter of fiscal 2005. The following table summarizes the changes by category in selling, administrative and product development expenses for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 (in millions):

Bonus expense	$3.2
Salaries and related benefits	1.5
Advertising and trade shows	1.4
Consulting and legal costs	1.1
Stock option expense	0.9
Bad debt provisions	(0.6)
Accelerated vesting of restricted shares	(0.4)
Other	2.7

$9.8

Our Machinery segment’s selling, administrative and product development expenses increased $1.5 million primarily due to increased consulting and legal costs associated with the outsourcing of research and development projects and ordinary business activities, an increase in third-party commission expense, higher payroll and related benefit costs as a result of additional employees and normal merit compensation increases, increased bonus expense due to our increased profitability and an increase in depreciation and amortization expense as a result of recently acquired intangible assets. Partially offsetting these increases was a decrease in our bad debt provision.
Our Equipment Services segment’s selling and administrative expenses increased $0.2 million due primarily to higher payroll and related benefit costs as a result of additional employees and normal merit compensation increases.
Our Access Financial Solutions segment’s selling and administrative expenses increased $0.5 million primarily due to an increase in our bad debt provision.
Our general corporate selling, administrative and product development expenses increased $7.6 million primarily due to increased bonus expense due to our increased profitability, an increase in bad debt provisions for specific reserves related to a European customer, higher payroll and related benefit costs as a result of additional employees and normal merit compensation increases, increased costs related to advertising and trade shows, higher travel expenses and the expensing of stock options which began during the first quarter of fiscal 2006. Partially offsetting these increases were costs associated with the accelerated vesting of restricted share awards in the first quarter of fiscal 2005 triggered by our share price appreciation.
The decrease in interest expense (net of interest income) of $1.2 million for the second quarter of fiscal 2006 was primarily due to an increase in interest income as a result of our increased cash balance. The increase in interest income was partially offset by an increase in interest expense due to an adjustment to the interest associated with the hedging of our fixed rate debt, partially offset by the early retirement during fiscal 2005 of $61.25 million in principal amount of our outstanding 8 3/8% Senior Subordinated Notes due 2012 (the “2012 Notes”) and $15.025 million in principal amount of our outstanding 8 1/4% Senior Unsecured Notes due 2008 (the “2008 Notes”) and a decrease in our limited recourse debt.
Our miscellaneous income (expense) category included currency losses of $0.7 million in the second quarter of 2006 compared to currency gains of $3.1 million in the second quarter of fiscal 2005. The change in currency was primarily due to the currency effect on our unhedged foreign currency positions as the U. S. dollar weakened significantly against the Euro, the British pound and the Australian dollar during the second quarter of fiscal 2005. We enter into certain foreign currency contracts, principally forward contracts, to manage some of our foreign exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sales of our products will be affected by changes in exchange rates. We do not designate our forward exchange contracts as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as a result we recognize the mark-to-market gain or loss on these contracts in earnings.

For additional information related to our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk below.
Our income tax expense and resultant effective tax rate for the three month periods ended January 29, 2006, and January 30, 2005, were based upon the estimated effective tax rates applicable for each full year after giving affect to any significant items related specifically to interim periods. Our effective tax rate for the second quarter of fiscal 2006 was 36.4% compared to 36.7% for the second quarter of fiscal 2005. The rate for the second quarter of fiscal 2005 included non-deductible compensation related to the accelerated vesting of restricted stock awards triggered by our share price appreciation. The decrease in our effective rate was primarily attributable to the absence of such non-deductible compensation in the current period.
Results for the First Six Months of Fiscal 2006 and 2005
We reported net income of $55.3 million, or $1.05 per share on a diluted basis, for the first six months of fiscal 2006, compared to a net loss of $1.2 million, or $0.03 per share on a diluted basis, for the first six months of fiscal 2005. Earnings for the first six months of fiscal 2006 included favorable currency adjustments of $0.1 million compared to favorable currency adjustments of $5.4 million for the first six months of fiscal 2005.
Our revenues for the first six months of fiscal 2006 were $972.1 million, up 47.3% from the $660.1 million in the comparable year-ago period. The following tables outline our revenues by segment, products and geography (in thousands) for the six-month periods ended January 29, 2006 and January 30, 2005:

	January 29,	January 30,
	2006	2005
Segment:
Machinery	$823,335	$533,752
Equipment Services	142,443	120,420
Access Financial Solutions (a)	6,371	5,923
	$972,149	$660,095

Product:
Aerial work platforms	$478,584	$296,040
Telehandlers	318,818	212,158
Excavators	25,933	25,554
After-sales service and support, including parts sales, and used and reconditioned equipment sales	137,512	116,326
Financial products (a)	6,230	5,716
Rentals	5,072	4,301
	$972,149	$660,095

Geographic:
United States	$721,256	$494,760
Europe	145,882	93,682
Other	105,011	71,653
	$972,149	$660,095

(a)	Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.
The increase in Machinery segment revenues from $533.8 million to $823.3 million, or 54.3%, reflects strong growth in most product lines, led by a 61.7% increase in sales of aerial work platforms and a 50.3% increase in sales of telehandlers, as the primary drivers of equipment demand, commercial and non-residential construction and solid economic activity, continue to be strong. Fleet age, rental rates and utilization of our type of equipment continue to drive demand in all geographic regions and most product lines as rental companies maintain their strong pace of equipment refreshment and expansion.
The increase in Equipment Services segment revenues from $120.4 million to $142.4 million, or 18.3%, was principally due to increased service parts sales as a result of increased utilization of our customers’ fleet equipment and increased rebuilt equipment sales to the military, partially offset by fewer sales from our rental fleet.
The increase in Access Financial Solutions segment revenues from $5.9 million to $6.4 million, or 7.6%, was principally attributable to an increase in revenues from our “private label” limited recourse financing solutions through program agreements with third-party funding providers. During fiscal 2005 and fiscal 2004, we experienced a decrease in Access Financial Solutions segment revenues as a result of a decrease in our portfolio as we transitioned customers to our “private label” limited recourse financing arrangements originated through finance companies. While we experienced decreased interest income attributable to our pledged finance receivables, we also experienced a corresponding decrease in our limited recourse debt. This resulted in $1.6 million less of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt during the first six months of fiscal 2006 as compared to the first six months of fiscal 2005. In accordance with the required accounting treatment, payments to monetization purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.
Our revenues generated from sales in the United States for the first six months of fiscal 2006 were $721.3 million, up 45.8% from the comparable year-ago period revenues of $494.8 million. The increase in our revenues generated from sales in the United States reflects strong growth in most product lines as a result of general economic growth in North America and increased demand for used equipment. Revenues generated from sales outside of the United States for the first six months of fiscal 2006 were $250.9 million, up 51.7% from the first six months of fiscal 2005 revenues of $165.3 million. The increase in our revenues generated from sales outside of the United States was primarily attributable to improved market conditions in the European, Australian, Pacific Rim and Latin America regions, resulting in increased sales of aerial work platforms and telehandlers.
Our gross profit margin was 19.6% for the first six months of fiscal 2006 compared to the prior year ‘s 12.1%. The increase was primarily attributable to higher margins in each of our segments, as analyzed below.
The gross profit margin of our Machinery segment was 16.0% for the first six months of fiscal 2006 compared to 6.4% for the first six months of fiscal 2005. The increase was primarily due to the higher sales volume during the first six months of fiscal 2006, the favorable impact of the price increases and surcharges that were implemented throughout fiscal 2005 to offset the increase in commodities, especially steel, our cost reduction activities, a favorable sales mix and a favorable one-time adjustment in inbound freight costs related to a change in costing methodology, partially offset by rising energy prices which continue to drive up the cost of freight and petroleum-based components.
The gross profit margin of our Equipment Services segment was 36.9% for the first six months of fiscal 2006 compared to 33.1% for the first six months of fiscal 2005. The increase was primarily due to revenue mix, as higher margin service parts represent a greater percentage of total segment revenues and improved margins on service parts, reflecting price increases and surcharges that were implemented throughout fiscal 2005 and improved margins on used equipment sales, reflecting increased demand for used equipment.
The gross profit margin of our Access Financial Solutions segment was 98.3% for the first six months of fiscal 2006 compared to 93.3% for the first six months of 2005. The increase was primarily due to an increase in limited recourse financing as a percentage of total segment revenues. The gross margins are typically higher in this segment since the costs associated with revenues are principally selling and administrative expenses and interest expense.

Our selling, administrative and product development expenses increased $20.2 million in the first six months of fiscal 2006 compared to fiscal 2005, but as a percentage of revenues decreased to 9.3% for the first six months of fiscal 2006 compared to 10.7% for the first six months of fiscal 2005. The following table summarizes the changes by category in selling, administrative and product development expenses for the first six months of fiscal 2006 compared to the first six months of fiscal 2005 (in millions):

Bonus expense	$7.9
Salaries and related benefits	2.7
Advertising and trade shows	2.3
Profit sharing and 401(k) plan	2.0
Consulting and legal costs	1.8
Bad debt provisions	1.8
Stock option expense	1.7
Accelerated vesting of restricted shares	(1.4)
Other	1.4

$20.2

Our Machinery segment’s selling, administrative and product development expenses increased $1.2 million primarily due to increased consulting and legal costs associated with the outsourcing of research and development projects and ordinary business activities, an increase in our discretionary profit sharing contribution and 401(k) plan expense as a result of a higher profit sharing contribution and additional employees and higher payroll and related benefit costs as a result of additional employees and normal merit compensation increases. Partially offsetting these increases was a decrease in our bad debt provision.
Our Equipment Services segment’s selling and administrative expenses increased $0.5 million due primarily to an increase in our discretionary profit sharing contribution and 401(k) plan expense as a result of a higher profit sharing contribution and additional employees, higher payroll and related benefit costs as a result of additional employees and normal merit compensation increases and an increase in rent expense.
Our Access Financial Solutions segment’s selling and administrative expenses increased $1.2 million primarily due to an increase in our bad debt provision.
Our general corporate selling, administrative and product development expenses increased $17.3 million primarily due to increased bonus expense due to our increased profitability, an increase in bad debt provision for specific reserves related to a European customer, higher payroll and related benefit costs as a result of additional employees and normal merit compensation increases, increased costs related to advertising and trade shows and the expensing of stock options which began during the first quarter of fiscal 2006. Partially offsetting these increases were costs associated with the accelerated vesting of restricted share awards in the first quarter of fiscal 2005 triggered by our share price appreciation.
The decrease in interest expense (net of interest income) of $5.1 million for the first six months of fiscal 2006 was primarily due to a decrease in interest expense of $3.0 million as a result of the early retirement during fiscal 2005 of $61.25 million in principal amount of our outstanding 2012 Notes and $15.025 million in principal amount of our outstanding 2008 Notes and a decrease in our limited recourse debt, partially offset by an adjustment to the interest associated with the hedging of our fixed rate debt. In addition, interest income increased $2.2 million as a result of our increased cash balance.
Our miscellaneous income (expense) category included currency gains of $0.1 million in the first six months of fiscal 2006 compared to $5.4 million in the first six months of fiscal 2005. The change in currency was primarily due to the currency effect on our unhedged foreign currency positions as the U. S. dollar weakened significantly against the Euro, the British pound and the Australian dollar during the first six months of fiscal 2005. As discussed above in our results for the second quarters of fiscal 2006 and 2005, we enter into certain foreign currency contracts, principally forward contracts, to manage some of our foreign exchange risk.

For additional information related to our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk below.
Our income tax expense and resultant effective tax rate for the six month periods ended January 29, 2006, and January 30, 2005, were based upon the estimated effective tax rates applicable for each full year after giving affect to any significant items related specifically to interim periods. Our effective tax rate for the first six months of fiscal 2006 was 38.5% compared to 39.8% for the first six months of fiscal 2005. The rate for the first six months of fiscal 2005 included non-deductible compensation related to the accelerated vesting of restricted stock awards triggered by our share price appreciation. The decrease in our effective rate was primarily attributable to the absence of such non-deductible compensation. The decrease was offset in part by an addition to tax contingencies related to potential adverse state adjustments. We anticipate that our effective tax rate for fiscal 2006 will be between 37% and 38%.
Financial Condition
Cash generated from operating activities was $0.8 million for the first six months of fiscal 2006 compared to cash used in operating activities of $12.8 million for the first six months of fiscal 2005. The increase in cash from operations primarily resulted from the increase in our net income and a reduction in our notes receivable and other investments during the first six months of fiscal 2006 compared to an increase during the first six months of fiscal 2005, partially offset by higher inventory levels to support the increased business activity and a smaller decrease in trade receivables as a result of a collection of a large customer receivable during fiscal 2005.
We used cash of $66.5 million for investment purposes for the first six months of fiscal 2006 compared to $3.8 million used for the first six months of fiscal 2005. The increase in cash usage was principally due to the acquisition of certain equipment and substantially all of the tooling and intellectual property from Caterpillar Inc. (“Caterpillar”), a higher level of rental fleet purchases and fewer rental fleet sales during the first six months of fiscal 2006 compared to the first six months of fiscal 2005.
We received a net of $25.8 million from financing activities for the first six months of fiscal 2006 compared to net cash received of $7.8 million for the first six months of fiscal 2005. The increase in cash provided by financing activities was largely attributable to the excess tax benefits from stock-based compensation and an increase in the number of stock options exercised during the first six months of fiscal 2006 compared to the first six months of fiscal 2005.
Due to the seasonality of our sales, during certain periods we may generate negative cash flows from operations despite reporting profits. Generally, this may occur in periods in which we are building inventory levels in anticipation of sales during peak periods as well as other uses of working capital related to payment terms associated with trade receivables or other sale arrangements.
The following table provides a summary of our contractual obligations (in thousands) at January 29, 2006:

		Payments Due by Period
		Less than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years
Short and long-term debt (a)	$228,403	$6,515	$108,964	$1,826	$111,098
Limited recourse debt (b)	45,318	26,558	18,760	—	—
Operating leases (c)	30,563	5,809	10,613	5,439	8,702
Purchase obligations (d)	162,757	162,729	28	—	—

Total contractual obligations (e)	$467,041	$201,611	$138,365	$7,265	$119,800

(a)	Includes our two note issues, and indebtedness under our bank credit facilities and a promissory note.

(b)	Our limited recourse debt is the result of the sale of finance receivables through limited recourse monetization transactions.

(c)	In accordance with SFAS No. 13, “Accounting for Leases,” operating lease obligations are not reflected in the balance sheet.

(d)	We enter into contractual arrangements that result in our obligation to make future payments, including purchase obligations. We enter into these arrangements in the ordinary course of business in order to ensure adequate levels of inventories, machinery and equipment, or services. Purchase obligations primarily consist of inventory purchase commitments, including raw materials, components and sourced products.

(e)	We anticipate that our funding obligation for our pension and postretirement benefit plans in fiscal 2006 will approximate $2.4 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not presented estimated pension and postretirement funding in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.
The following table provides a summary of our other commercial commitments (in thousands) at January 29, 2006:

		Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			Over 5
	Committed	1 Year	1-3 Years	4-5 Years	Years
Standby letters of credit	$5,318	$5,318	$—	$—	$—
Guarantees (a)	60,402	13,661	21,691	23,443	1,607

Total commercial commitments	$65,720	$18,979	$21,691	$23,443	$1,607

(a)	We discuss our guarantee agreements in Note 12 of Notes to Condensed Consolidated Financial Statements of this report.
Our strategic initiatives planned for fiscal 2006 include the development of the North American Caterpillar product line and capacity improvements in both Belgium and Pennsylvania to accommodate the additional volume, for the expansion of our ServicePlus™ operations, formation of our Commercial Solutions Group, reopening of the Bedford, Pennsylvania and Orville, Ohio facilities, All-Terrain Lifter, Army System (“ATLAS”) II military telehandler development and other proprietary projects. As a result of these strategic initiatives, approximately $35 million will be expensed during fiscal 2006. Through the first six months of fiscal 2006, we incurred $4.2 million of these planned expenses.
For fiscal 2006, we anticipate incurring capital expenditures of approximately $52 million, which includes capital investments in the strategic initiatives described above. Of the estimated capital expenditures of $52 million, $41 million reflects investments in property, plant and equipment and $11 million in net additions to our rental fleet. Included in the total, is the $16.9 million in capital expenditures associated with the Caterpillar Alliance, which is a $2.9 million increase from the $14 million that we previously disclosed.
On October 27, 2005, we entered into a 20-year strategic Alliance with Caterpillar related to the design, manufacture and sale by us of Caterpillar branded telehandlers. The Alliance establishes separate dates in different geographic markets for the transition of telehandler manufacturing and selling responsibility from Caterpillar to us ranging from July 1 to November 1, 2006. As part of the Alliance, we acquired certain equipment and substantially all of the tooling and intellectual property used by Caterpillar exclusively in connection with the design and manufacture of Caterpillar’s current European telehandler products. The purchase price for these Caterpillar telehandler assets was $46.4 million paid at closing, plus $5.0 million to be paid upon transition of Caterpillar branded telehandler sales to us.
We expect that our principal sources of liquidity for the next twelve months will be existing cash balances, cash generated from operations and borrowings under our credit facilities. Availability of funds under our credit facilities and monetizations of finance receivables depend on a variety of factors described below. As of January 29, 2006, we had cash balances totaling $182.3 million and unused credit commitments totaling $199.7 million.
On November 30, 2005, we entered into an amended and restated five-year $200.0 million senior secured revolving credit facility that expires November 30, 2010. The facility includes an accordion feature under which JLG, subject to obtaining increased commitments from existing or new lenders, may increase the maximum availability of the facility up to $300 million. In addition, we have a pari passu, one-year, $5.0 million cash management facility that expires September 20, 2006. We have commenced discussions to complete a replacement pari passu, two-year, $15.0 million cash management facility. Both facilities are (and the replacement pari passu facility would be) secured by a lien on substantially all of our domestic assets excluding property, plant and equipment. Availability of credit requires compliance with various covenants, including a requirement that in the event the facility borrowing availability is less than 15%, at any time, or in the event that during the 90-day period following payment of certain bond obligations, the facility borrowing availability is less than 40%, we will maintain a fixed charge coverage ratio (as defined in the senior secured revolving credit facility) of not less than 1.10 to 1.0. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and 70% of various categories of domestic inventory. Accordingly, credit available to us under these facilities will vary with seasonal and other changes in the borrowing base, and we may not have full availability of the stated maximum amount of credit at all times. However, based on our current business plan, we expect to have sufficient credit available that, combined with existing cash balances and cash to be generated from operations, will meet our expected seasonal requirements for working capital, planned capital and integration expenditures for the next twelve months.
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
During the first six months of fiscal 2006 and all of fiscal 2005, we did not monetize any finance receivables through syndications. During the same periods, $42.1 million and $38.0 million, respectively, of sales to our customers were funded through program agreements with third-party finance companies. Although monetizations generate cash, under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, the monetized portion of our finance receivables portfolio remains recorded on our balance sheet as limited recourse debt with the associated pledge finance receivable that was sold. We expect that our limited recourse debt balance will continue to decline.
As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements of this report, we are a party to multiple agreements whereby we guarantee $60.4 million in indebtedness of others. In connection with our customer financing activities, guarantees comprise one of the financing or credit support programs that we offer to certain of our customers. These guarantees arise from those customer financing activities. If the financial condition of these customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. Also as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, our future results of operations, financial condition and liquidity may be affected to the extent that our ultimate exposure with respect to product liability varies from current estimates. Also as discussed in Note 12 and in Item 1 of Part II of this report, pending legal proceedings and other contingencies have the potential to adversely affect our financial condition or liquidity.
Off-Balance Sheet Arrangements
Information regarding off-balance sheet arrangements is included in our Contractual Obligations and Other Commercial Commitments tables contained in Item 2 of Part I of this report and in Note 12 of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of Part I of this report.
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
We discuss our guarantee agreements in Note 12 of the Notes to Condensed Consolidated Financial Statements of this report.
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

Revenue Recognition: We recognize revenue when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence of a sales arrangement exists; the price is fixed or determinable; collectibility of cash is reasonably assured; and delivery has occurred or services have been rendered. For the majority of the Company’s sales, we recognize revenue when title is transferred to the customer as soon as the product is shipped. For a portion of the Company’s sales, primarily in Europe, we recognize revenue when title is transferred to the customer upon receipt at the customer’s location. In addition, certain sales, including our ATLAS brand of military telehandler products, may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the equipment and risk of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer, and we have no further obligations under the order other than customary post-sales support activities. During the first six months of fiscal 2006, less than 1.0% of our sales were invoiced and the revenue recognized prior to customers taking physical possession. In order for us to recognize revenue on the Millennia Military Vehicle (“MMV”) brand of military telehandler products, they must pass inspection by a government QAR at the point of production to insure special paint requirements are met and by a government representative at the point of destination to verify delivery without damage during transportation.
The terms for sales transactions with some of our distributors and customers may include specific volume-based incentives, which are calculated and paid or credited on account as a percentage of actual purchases. We account for these incentives as sales discounts at the time of revenue recognition as a direct reduction of sales. We review our accrual for sales incentives on a quarterly basis and any adjustments are reflected in current earnings.
We account for certain equipment lease contracts as sales-type leases. The present value of all payments, net of executory costs (such as legal fees), is recorded as revenue and the related cost of the equipment is charged to cost of sales. The associated interest is recorded over the term of the lease using the interest method. In addition, we lease equipment held for rental and recognize rental revenues in the period they are earned over the lease term.
We enter into rental purchase guarantee agreements (“RPGs”) with some of our customers. These agreements are normally for a term of no greater than twelve months and provide for rental payments with a guaranteed purchase option at the end of the agreement. At the inception of the agreement, we record the full amount due under the agreement as revenue and the related cost of the equipment is charged to cost of sales.
We ship equipment on a limited basis to certain customers on consignment, which under GAAP allows recognition of the revenues only upon final sale of the equipment by the consignee. At January 29, 2006, we had $6.9 million of inventory on consignment.
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
Additional information regarding our critical accounting policies is in Note 1 of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K/A for the fiscal year ended July 31, 2005.
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
We are exposed to changes in interest rates as a result of our outstanding debt. Our outstanding interest rate swap instruments at January 29, 2006 consisted of a $70.0 million notional fixed-to-variable rate swap with a fixed-rate receipt of 8 3/8% and a $62.5 million notional fixed-to-variable rate swap with a fixed-rate receipt of 8 1/4%. The bases of the variable rates paid related to our $70.0 million and $62.5 million interest rate swap instruments are the six month London Interbank Offered Rate (LIBOR) plus 4.51% and 5.15%, respectively. These swap agreements are designated as hedges of the fixed-rate borrowings which are outstanding and are structured as perfect hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During fiscal 2003, we terminated our $87.5 million notional fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% that we entered into during June 2002, which resulted in a deferred gain of $6.2 million. The remaining deferred gain of $2.8 million will offset interest expense over the remaining life of the debt. Total interest bearing liabilities at January 29, 2006 consisted of $124.7 million in variable-rate borrowing and $149.0 million in fixed-rate borrowing. At the current level of variable-rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $1.1 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed-rate debt.
For additional information, we refer you to Item 7 in our annual report on Form 10-K/A for the fiscal year ended July 31, 2005.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
JLG Industries, Inc.
We have reviewed the condensed consolidated balance sheet of JLG Industries, Inc. as of January 29, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended January 29, 2006 and January 30, 2005 and the condensed consolidated statements of shareholders’ equity and cash flows for the six-month periods ended January 29, 2006 and January 30, 2005. These financial statements are the responsibility of the Company’s management.
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
February 27, 2006

PART II OTHER INFORMATION
ITEM 1. — LEGAL PROCEEDINGS
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
We make provisions relating to probable product liability claims. For information relative to product liability claims, see Note 12 of the Notes to Condensed Consolidated Financial Statements, Item 1 of Part I of this report.
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We made no purchases of our common stock during the three months ended January 29, 2006, as defined in Rule 10b-18(a)(3) under the Exchange Act. We have not made any unregistered sales of our securities during the three months ended January 29, 2006.
ITEMS 3 — 5.
None/not applicable.
ITEM 6. – EXHIBITS
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

JLG INDUSTRIES, INC.
(Registrant)

Date: February 28, 2006	/s/ James H. Woodward, Jr.
James H. Woodward, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: February 28, 2006	/s/ John W. Cook

John W. Cook
Chief Accounting Officer
(Chief Accounting Officer)