Form 10-Q
period 2006-04-30
JLG INDUSTRIES INC
filed 2006-05-31
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to
Commission file number: 1-12123
JLG INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1199382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 JLG Drive, McConnellsburg, PA	17233-9533
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
The number of shares of capital stock outstanding as of May 26, 2006 was 106,346,168.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,	May 1,	April 30,	May 1,
	2006	2005	2006	2005
Revenues
Net sales	$624,686	$499,899	$1,585,533	$1,149,977
Financial products	2,216	3,373	8,446	9,089
Rentals	2,713	2,084	7,785	6,385

	629,615	505,356	1,601,764	1,165,451

Cost of sales	511,552	407,464	1,292,977	987,892

Gross profit	118,063	97,892	308,787	177,559

Selling and administrative expenses	41,025	39,524	118,387	98,456
Product development expenses	6,920	7,101	20,182	18,564
Gain on sale of Gradall excavator product line	(14,572)	—	(14,572)	—

Income from operations	84,690	51,267	184,790	60,539
Other income (deductions):
Interest expense (net of interest income)	(4,030)	(7,418)	(15,184)	(23,704)
Miscellaneous, net	(3,974)	(6,105)	(2,971)	(1,159)

Income before taxes	76,686	37,744	166,635	35,676

Income tax provision	30,499	15,022	65,162	14,199

Net income	$46,187	$22,722	$101,473	$21,477

Earnings per common share	$.44	$.24	$.98	$.24

Earnings per common share – assuming dilution	$.43	$.24	$.95	$.23

Cash dividends per share	$.005	$.0025	$.01	$.0075

Weighted average shares outstanding	105,088	94,182	103,873	90,090

Weighted average shares outstanding – assuming dilution	107,232	96,574	106,261	92,596

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 30,	July 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$304,895	$223,597
Trade accounts and finance receivables – net	393,966	419,866
Inventories	216,901	169,097
Other current assets	26,595	56,739

Total current assets	942,357	869,299
Property, plant and equipment – net	87,447	85,855
Equipment held for rental – net	21,934	22,570
Finance receivables, less current portion	29,472	30,354
Pledged finance receivables, less current portion	11,923	33,649
Goodwill	60,513	61,641
Intangible assets – net	74,557	32,086
Other assets	72,197	68,143

	$1,300,400	$1,203,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$8,447	$1,496
Current portion of limited recourse debt from finance receivables monetizations	16,531	29,642
Accounts payable	221,342	200,323
Accrued expenses	120,444	148,651

Total current liabilities	366,764	380,112
Long-term debt, less current portion	215,084	224,197
Limited recourse debt from finance receivables monetizations, less current portion	11,985	34,016
Accrued post-retirement benefits	25,193	31,113
Other long-term liabilities	23,152	27,233
Provisions for contingencies	32,486	28,334
Shareholders’ equity
Capital stock:
Authorized shares: 200,000 at $.20 par Issued and outstanding shares: 106,338; fiscal 2005 – 103,290	21,268	20,658
Additional paid-in capital	206,710	170,367
Retained earnings	410,937	310,516
Unearned compensation	—	(7,397)
Accumulated other comprehensive loss	(13,179)	(15,552)

Total shareholders’ equity	625,736	478,592

	$1,300,400	$1,203,597

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Capital Stock		Paid-in	Retained	Unearned	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Compensation	(Loss) Income	Equity
Balances at July 31, 2004	87,806	$17,562	$20,790	$254,268	$(5,333)	$(6,017)	$281,270
Comprehensive income:
Net income				21,477
Aggregate translation adjustment						(4,349)
Total comprehensive income							17,128
Dividends paid: $.0075 per share				(668)			(668)
Net proceeds from issuance of common stock	11,500	2,300	117,234				119,534
Shares issued under incentive plan	2,644	528	12,921		(373)		13,076
Tax benefit related to exercise of nonqualified stock options			2,834				2,834
Amortization of unearned compensation					3,064		3,064

Balances at May 1, 2005	101,950	$20,390	$153,779	$275,077	$(2,642)	$(10,366)	$436,238

						Accumulated
			Additional			Other	Total
	Capital Stock		Paid-in	Retained	Unearned	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Compensation	(Loss) Income	Equity
Balances at July 31, 2005	103,290	$20,658	$170,367	$310,516	$(7,397)	$(15,552)	$478,592
Comprehensive income:
Net income				101,473
Aggregate translation adjustment						(1,003)
Minimum pension liability adjustment, net of deferred taxes of $2,150						3,376
Total comprehensive income							103,846
Dividends paid: $.01 per share				(1,052)			(1,052)
Stock options exercised	3,001	600	17,517				18,117
Tax benefit related to exercise of nonqualified stock options			20,384				20,384
Stock-based compensation and awards of restricted shares	47	10	5,839				5,849
Reclassification of unearned compensation to additional paid in capital upon adoption of Statement of Financial Accounting Standards No. 123R (see Note 1)			(7,397)		7,397		—

Balances at April 30, 2006	106,338	$21,268	$206,710	$410,937	$—	$(13,179)	$625,736

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	April 30,	May 1,
	2006	2005
OPERATIONS
Net income	$101,473	$21,477
Adjustments to reconcile net income to cash flow from operating activities:
Gain on sale of Gradall excavator product line	(14,572)	—
(Gain) loss on sale of property, plant and equipment	(24)	120
Gain on sale of equipment held for rental	(13,239)	(7,920)
Non-cash charges and credits:
Depreciation and amortization	22,141	21,534
Other	23,406	12,939
Changes in selected working capital items:
Accounts receivable	12,838	16,203
Inventories	(70,182)	(31,589)
Accounts payable	29,907	54,555
Other operating assets and liabilities	3,762	(7,712)
Changes in finance receivables	(5,709)	418
Changes in pledged finance receivables	(562)	226
Changes in other assets and liabilities	(18,648)	7,879

Cash flow from operating activities	70,591	88,130

INVESTMENTS
Purchases of property, plant and equipment	(16,532)	(6,309)
Proceeds from the sale of property, plant and equipment	152	1,036
Purchases of equipment held for rental	(39,281)	(25,659)
Proceeds from the sale of equipment held for rental	47,139	23,290
Proceeds from the sale of Gradall excavator product line	32,416	—
Cash portion of acquisitions	(47,093)	(105)
Other	354	401

Cash flow used for investing activities	(22,845)	(7,346)

FINANCING
Net increase in short-term debt	38	52
Issuance of long-term debt	10,000	156,056
Repayment of long-term debt	(12,871)	(229,606)
Payment of dividends	(1,052)	(668)
Net proceeds from issuance of common stock	—	119,534
Exercise of stock options	18,001	13,076
Excess tax benefits from stock-based compensation	20,384	—

Cash flow from financing activities	34,500	58,444

CURRENCY ADJUSTMENTS
Effect of exchange rate changes on cash	(948)	(4,404)

CASH AND CASH EQUIVALENTS
Net change in cash and cash equivalents	81,298	134,824
Beginning balance	223,597	37,656

Ending balance	$304,895	$172,480

The accompanying notes are an integral part of these financial statements.

JLG INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006
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
Interim results for the nine-month period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K/A for the fiscal year ended July 31, 2005.
We operate on a 5-4-4 week quarter with our fiscal year and fourth quarter ending on July 31. Our first quarter ends on the Sunday closest to October 31 that either coincides with or precedes that date. Our second and third quarters end 13 and 26 weeks, respectively, following the end of the first quarter. Our first three quarters of fiscal 2006 ended on April 30, 2006, January 29, 2006 and October 30, 2005 as compared to May 1, 2005, January 30, 2005 and October 31, 2004 for fiscal 2005. For presentation purposes, we use three and nine months to describe one fiscal quarter and three fiscal quarters, respectively.
In March 2006, we distributed a two-for-one stock split of our then outstanding common stock. All share and per share data included in this report on Form 10-Q have been restated to reflect the stock split.
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
On August 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123R. Under this transition method, stock-based compensation expense for the three and nine months ended April 30, 2006 includes: (a) compensation expense related to restricted stock awards, (b) compensation expense for all stock options granted prior to, but not yet vested as of July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (c) compensation expense for awards granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
We recognize compensation expense for stock option awards and nonvested share awards that vest based on time or market parameters on a straight-line basis over the requisite service period for vesting of the award or to an employee’s eligible retirement date, if earlier and applicable. Performance-based nonvested share awards are recognized as compensation expense based on the fair value on the date of grant, the number of shares ultimately expected to vest and the vesting period. At April 30, 2006, achievement of the performance factor is believed to be probable, thus $0.1 million and $0.4 million of compensation expense has been recorded for our performance-based awards during the three and nine months ended April 30, 2006, respectively. Total stock-based compensation expense included in our Condensed Consolidated Statements of Income for the three and nine months ended April

30, 2006 was $2.2 million ($1.3 million net of tax) and $6.4 million ($3.9 million net of tax), respectively, compared to $0.9 million ($0.5 million net of tax) and $3.1 million ($1.8 million net of tax) for the three and nine months ended May 1, 2005, respectively. In accordance with the modified prospective transition method of SFAS No. 123R, financial results for the prior period have not been restated.
As a result of adopting SFAS No. 123R on August 1, 2005, our income before taxes, net income and basic and diluted earnings per share for the three months ended April 30, 2006, were $0.9 million, $0.5 million and $0.01 lower, respectively, and for the nine months ended April 30, 2006, were $2.6 million, $1.6 million and $0.02 lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.
Prior to the adoption of SFAS No. 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our Condensed Consolidated Statements of Cash Flows. In accordance with SFAS No. 123R, for the nine months ended April 30, 2006, we revised our Condensed Consolidated Statements of Cash Flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. For the nine months ended April 30, 2006, $20.4 million of excess tax benefits were reported as financing cash flows rather than operating cash flows. For the first nine months of fiscal 2005, the excess tax benefits of $2.8 million were included in operating cash flows.
The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS No. 123 for the three and nine months ended May 1, 2005:

	Three Months	Nine Months
	Ended	Ended
	May 1, 2005	May 1, 2005
Net income, as reported	$22,722	$21,477
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	544	1,650

Pro forma net income	$22,178	$19,827

Earnings per share:
Earnings per common share – as reported	$.24	$.24

Earnings per common share – pro forma	$.24	$.22

Earnings per common share – assuming dilution – as reported	$.24	$.23

Earnings per common share – assuming dilution – pro forma	$.23	$.21

Net cash proceeds from the exercise of stock options were $18.0 million and $13.1 million for the nine months ended April 30, 2006, and May 1, 2005, respectively. The actual income tax benefit realized from stock option exercises total $20.1 million and $4.4 million, respectively, for those same periods.

A summary of our stock option activity is as follows (in thousands, except weighted average exercise price) for the nine months ended April 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
	Options	Price	years	Value
Outstanding options at August 1, 2005	6,032	$6.57
Options granted	7	$22.76
Options exercised	(3,001)	$6.04
Options forfeited or expired	(75)	$8.84

Outstanding options at April 30, 2006	2,963	$7.08	7.0	$64,000

Vested or expected to vest at April 30, 2006	2,890	$7.06	7.0	$62,474

Exercisable at April 30, 2006	1,379	$5.51	5.7	$31,957

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (difference between our closing stock price on the last trading day of the nine months ended April 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 30, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the nine months ended April 30, 2006 was $54.3 million.
We continue to use the Black-Scholes valuation model to value stock options. We used our historical stock prices as the basis for our volatility assumption. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant. The expected option life represents the period of time that the options granted are expected to be outstanding and were based on historical experience.
As of April 30, 2006, we had $4.6 million of unrecognized compensation expense, which will be recognized over a weighted-average period of 1.25 years.
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values for the nine months ended April 30, 2006 and May 1, 2005 as follows:

	2006	2005

Weighted-average fair value of grants	$11.59	$4.06
Risk free interest rate	4.39%	3.31%
Dividend yield	.04%	.11%
Expected volatility	50.4%	57.3%
Expected life in years	5.50	3.90

Nonvested restricted stock awards as of April 30, 2006 and changes during the nine months ended April 30, 2006 were as follows (in thousands, except weighted average grant date fair value):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at August 1, 2005	888	$9.86
Granted	60	$22.46
Vested	(61)	$7.31
Forfeited or transferred to deferred compensation plan	(8)	$14.94

Nonvested at April 30, 2006	879	$10.85

As of April 30, 2006, there was $5.3 million of unrecognized compensation expense related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 2.25 years.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. Previously, APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior period financial statements. SFAS No. 154 was effective as of January 1, 2006 and the adoption of this standard did not have any impact on us in the third quarter of fiscal 2006.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating the impact of SFAS No. 155 on our financial condition and results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140. SFAS No. 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after

September 15, 2006, with early adoption being permitted. We are currently evaluating the impact of SFAS No. 155 on our financial condition and results of operations.
NOTE 3 – STRATEGIC ALLIANCE
On October 27, 2005, we entered into a 20-year strategic alliance (the “Alliance”) with Caterpillar Inc. (“Caterpillar”) related to the design, manufacture and sale by us of Caterpillar branded telehandlers. The Alliance establishes separate dates in different geographic markets for the transition of telehandler manufacturing and selling responsibility from Caterpillar to us ranging from July 1 to November 1, 2006. As part of the Alliance, we acquired certain equipment and substantially all of the tooling and intellectual property used by Caterpillar exclusively in connection with the design and manufacture of Caterpillar’s current European telehandler products. The purchase price for these Caterpillar telehandler assets was $$52.1 million, which included transaction expenses of $0.6 million, of which $46.4 million was paid at closing on November 30, 2006 and the remaining $5.0 million to be paid on September 15, 2006. We funded the cash portion of the purchase price of the Caterpillar telehandler assets and the transaction expenses with cash generated from operations.
We made this asset acquisition because of its strategic fit and adherence to our growth strategy and acquisition criteria. This acquisition was an addition to our Machinery segment and has been accounted for as a purchase.
The following table summarizes our estimated fair values of the Caterpillar telehandler assets acquired and liabilities assumed on October 27, 2005:

Property, plant and equipment	$7,663
Other intangible assets	44,500
Other liabilities	(70)

Net cash consideration	$52,093

Of the $44.5 million of acquired intangible assets as of April 30, 2006, $29.4 million is assigned to distributor and customer relations (20-year weighted-average useful life), $8.8 million is assigned to patents (10-year weighted-average useful life) and $6.3 million is assigned to a covenant not-to-compete agreement (20-year weighted-average useful life). The entire amount of intangible assets is expected to be deductible for tax purposes.
We continue to evaluate the initial purchase price allocation for the Caterpillar telehandler asset acquisition, and we will adjust the allocations as additional information relative to the fair market values of the assets and liabilities become known. Examples of factors and information that we use to refine the allocations include tangible and intangible asset appraisals.
NOTE 4 – DISPOSTION OF ASSETS
On February 3, 2006, we sold substantially all of the assets pertaining to our line of Gradall excavators to Alamo Group Inc. (“AGI”) for cash consideration of $33.0 million net of adjustments based on a balance sheet as of the closing date and on valuation of certain pension liabilities and assets. The sale included the 430,000 square foot manufacturing facility in New Philadelphia, Ohio and related equipment, machinery, tooling, and intellectual property. The Gradall excavator product line included crawler and wheeled models. Divesting this product line is consistent with our strategy of focusing our efforts on our core access business and the proceeds from the sale will be used to continue implementing our growth strategy. In addition to the purchase agreement, we executed a transition supply agreement with AGI covering components for our telescopic material handler product lines that at closing were manufactured at the New Philadelphia facility. The Gradall excavator product line was part of our Machinery segment. The sale of our line of Gradall excavators resulted in a one-time pre-tax gain of $14.6 million, including the $6.7 million curtailment gain discussed in Note 11, in our third quarter of fiscal 2006.

The carrying amounts of the major classes of assets and liabilities were as follows as of February 3, 2006:

February 3,
2006
ASSETS
Trade receivables – net	$7,308
Inventories	21,165
Other current assets	1
Property, plant and equipment	8,930
Goodwill	1,186
Other assets	2,150

$40,740

LIABILITIES AND SHAREHOLDERS EQUITY
Accounts payable	$8,855
Accrued expenses	3,696
Other long-term liabilities	7,465
Provisions for contingencies	135
Accumulated other comprehensive loss	(3,376)

$16,775

NOTE 5 – TRADE ACCOUNTS AND FINANCE RECEIVABLES
Trade accounts and finance receivables consist of the following:

	April 30,	July 31,
	2006	2005
Trade accounts receivable	$373,643	$393,915
Finance receivables	14,385	8,023
Pledged finance receivables	16,384	29,238

	404,412	431,176
Less allowance for doubtful accounts	10,446	11,310

	$393,966	$419,866

NOTE 6 – INVENTORIES AND COST OF SALES
A precise inventory valuation under the LIFO (last-in, first-out) method can only be made at the end of each fiscal year. Therefore, interim LIFO inventory valuation determinations, including the determination at April 30, 2006, must necessarily be based on our estimate of expected fiscal year-end inventory levels and costs. The cost of inventories stated under the LIFO method was 47% and 44% at April 30, 2006 and July 31, 2005, respectively, of our total inventory.
Inventories consist of the following:

	April 30,	July 31,
	2006	2005
Finished goods	$116,508	$75,014
Raw materials and work in process	110,048	102,267

	226,556	177,281
Less LIFO reserve	9,655	8,184

	$216,901	$169,097

During the first quarter of fiscal 2006, we recorded, in cost of sales, a one-time, pre-tax benefit of $4.6 million resulting from a change in the costing methodology for inbound freight.

NOTE 7 – OTHER ASSETS
Other assets consist of the following:

	April 30,	July 31,
	2006	2005
Future income tax benefits	$35,966	$38,896
Customer notes receivable and other investments	25,952	19,671
Deferred finance charges	7,615	8,712
Other	4,405	8,304

	73,938	75,583
Less allowance for notes receivable	1,741	7,440

	$72,197	$68,143

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
Notes receivable and other investments are with customers or customer affiliates and include restructuring of accounts and finance receivables as well as assisting our customers in their financing efforts. As of April 30, 2006 and July 31, 2005, approximately 94% and 82%, respectively, of our current and long-term notes receivable and other investments were due from three and four parties, respectively. We routinely evaluate the creditworthiness of our customers and provide reserves if required under the circumstances. Certain notes receivables are collateralized by a security interest in the underlying assets, other assets owned by the debtor and/or personal guarantees. We may incur losses in excess of our reserves if the financial condition of our customers were to deteriorate or we do not realize the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations to us.
Deferred finance charges relate to our two note issues and indebtedness under bank credit facilities and are ratably amortized over the remaining life of the instruments.
NOTE 8 – PRODUCT WARRANTY
Most of our products carry a product warranty. That product warranty generally provides that we will repair or replace parts of the product found to be defective in material or workmanship during the specified warranty period following purchase at no cost to the customer. In addition, we provide a one-year warranty on replacement or service parts that we sell. We provide for an estimate of costs that may be incurred under our warranty at the time product revenue is recognized based on the historical percentage relationships of such costs to machine sales and applied to current equipment sales. In addition, specific reserves are maintained for programs related to machine safety and reliability issues. Estimates are made regarding the size of the population, the type of program, costs to be incurred by us and estimated participation.
This table presents our reconciliation of accrued product warranty during the period from August 1, 2005 to April 30, 2006:

Balance as of August 1, 2005	$13,377
Payments	(10,208)
Accruals	13,836
Sale of Gradall excavator product line (see Note 4)	(1,028)

Balance as of April 30, 2006	$15,977

NOTE 9 – BASIC AND DILUTED EARNINGS PER SHARE
This table presents our computation of basic and diluted earnings per share for each of the periods ended April 30, 2006 and May 1, 2005:

	Three Months Ended		Nine Months Ended
	April 30,	May 1,	April 30,	May 1,
	2006	2005	2006	2005
Net income	$46,187	$22,722	$101,473	$21,477

Denominator for basic earnings per share – weighted average shares	105,088	94,182	103,873	90,090
Effect of dilutive securities – employee stock options and unvested restricted shares	2,144	2,392	2,388	2,506

Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	107,232	96,574	106,261	92,596

Earnings per common share	$.44	$.24	$.98	$.24

Earnings per common share – assuming dilution	$.43	$.24	$.95	$.23

NOTE 10 – SEGMENT INFORMATION
We operate through three business segments: Machinery, Equipment Services and Access Financial Solutions. Our Machinery segment designs, manufactures and sells aerial work platforms, telehandlers and trailers as well as an array of complementary accessories that increase the versatility and efficiency of these products for end-users. Until February 2006, when we sold the Gradall excavator product line, our Machinery segment included the manufacture and sale of telescopic hydraulic excavators. Our Equipment Services segment provides after-sales service and support for our installed base of equipment, including parts sales and equipment rentals, and sells used, remanufactured and reconditioned equipment. Our Access Financial Solutions segment arranges equipment financing and leasing solutions for our customers primarily through “private label” agreements with third party financial institutions, and provides credit support in connection with these financing and leasing arrangements. We evaluate performance of the Machinery and Equipment Services segments and allocate resources based on operating profit before interest, miscellaneous income/expense and income taxes. We evaluate performance of the Access Financial Solutions segment and allocate resources based on its operating profit less interest expense. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Our business segment information consisted of the following for each of the periods ended April 30, 2006 and May 1, 2005:

	Three Months Ended		Nine Months Ended
	April 30,	May 1,	April 30,	May 1,
	2006	2005	2006	2005
Revenues:
Machinery	$524,329	$437,595	$1,347,664	$971,347
Equipment Services	103,015	64,313	245,458	184,733
Access Financial Solutions	2,271	3,448	8,642	9,371

	$629,615	$505,356	$1,601,764	$1,165,451

Segment profit (loss):
Machinery	$80,457	$51,995	$172,984	$48,188
Equipment Services	27,586	17,867	75,288	53,345
Access Financial Solutions	1,139	1,211	3,393	2,117
Corporate expense	(25,153)	(21,254)	(69,493)	(48,304)

Segment profit	84,029	49,819	182,172	55,346
Add Access Financial Solutions’ interest expense	661	1,448	2,618	5,193

Operating income	$84,690	$51,267	$184,790	$60,539

This table presents our business segment assets at:

	April 30,	July 31,
	2006	2005
Machinery	$812,400	$798,536
Equipment Services	64,253	49,152
Access Financial Solutions	83,017	111,054
Corporate	340,730	244,855

	$1,300,400	$1,203,597

We manufacture our products in the United States, Belgium and France and sell these products globally, but principally in North America, Europe, Australia and Latin America. Except for the United States, no single country accounts for a significant percentage of revenues of our consolidated operations. Our revenues by geographic area consisted of the following for each of the periods ended April 30, 2006 and May 1, 2005:

	Three Months Ended		Nine Months Ended
	April 30,	May 1,	April 30,	May 1,
	2006	2005	2006	2005
United States	$456,630	$379,624	$1,177,886	$874,384
Europe	124,621	86,224	270,503	179,906
Other	48,364	39,508	153,375	111,161

	$629,615	$505,356	$1,601,764	$1,165,451

NOTE 11 – EMPLOYEE RETIREMENT PLANS
Our components of pension and postretirement expense were as follows for each of the periods ended April 30, 2006 and May 1, 2005:

	Three Months Ended		Three Months Ended
	April 30, 2006		May 1, 2005
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
Service cost	$426	$124	$504	$383
Interest cost	241	363	495	502
Expected return	—	—	(293)	—
Amortization of prior service cost	64	(115)	64	(190)
Amortization of net loss	80	37	66	115

	$811	$409	$836	$810

	Nine Months Ended		Nine Months Ended
	April 30, 2006		May 1, 2005
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
Service cost	$1,549	$986	$1,581	$1,153
Interest cost	1,382	1,326	1,744	1,504
Expected return	(594)	—	(880)	—
Amortization of prior service cost	157	(668)	201	(573)
Amortization of net loss	501	333	200	348

	$2,995	$1,977	$2,846	$2,432

As a result of the sale of the Gradall excavator product line during the third quarter of 2006, we terminated a significant number of employees. These employees were hired by AGI and will no longer be eligible for future postretirement benefits from us. Their termination of employment from JLG was considered a curtailment under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” As a result, we recognized a one-time pre-tax accounting credit of $6.7 million that is included in the gain on the sale of the excavator product line and recognized a reduction of $0.4 million in our postretirement benefits expense during the third quarter and first nine month of fiscal 2006. In addition, as part of the transaction, AGI assumed the two Gradall defined benefit plans. As a result, we recognized a reduction of $0.3 million in our pension benefits expense during the third quarter and first nine months of fiscal 2006 and reversed the previously recorded minimum pension liability of $5.5 million.
As a result of changes made to the retiree contribution rates, we recognized a reduction of $0.2 million and $0.5 million in our postretirement benefits expense during the third quarter and first nine months of fiscal 2005, respectively.
NOTE 12 – RESTRUCTURING COSTS
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

Involuntary Employee Termination and Relocation Benefits:
Balance at August 1, 2005	$435
Costs incurred during fiscal 2006	(18)

Balance at April 30, 2006	$417

Facility Closure and Restructuring Costs:
Balance at August 1, 2005	$3,150
Costs incurred during fiscal 2006	—

Balance at April 30, 2006	$3,150

The remaining involuntary employee termination and relocation benefits accrual of $0.4 million relates to the estimated relocation payments for eight employees.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
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
As of April 30, 2006 and July 31, 2005, we had $35.6 million and $31.0 million, respectively, of reserves for product liability claims. These amounts are included in accrued expenses and provisions for contingencies on our Condensed Consolidated Balance Sheets. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely that we would experience losses that are materially in excess of such reserve amounts. The provisions for self-insured losses are included within cost of sales in our Condensed Consolidated Statements of Income. As of April 30, 2006 and July 31, 2005, there were no insurance recoverables or offset implications and there were no claims by us being contested by insurers.
At April 30, 2006, we are a party to multiple agreements whereby we guarantee $45.7 million in indebtedness of others, including a $20.4 million maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party financing. As of April 30, 2006, two customers owed approximately 31% of our total guaranteed indebtedness. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying collateral and/or to demand reimbursement from other parties for any payments made by us under these agreements. At April 30, 2006, we had $4.1 million reserved related to these agreements, including a provision for losses of $0.5 million related to our pledged finance receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. While we believe it is unlikely that we would experience losses under these agreements that are materially in excess of the amounts reserved, we can provide no assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations and, in the event that occurs, we cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of those reserved.
We have received notices of audit adjustments from the Pennsylvania Department of Revenue (“PA”) in connection with audits of our fiscal years 1999 through 2003. The adjustments proposed by PA consist primarily of the disallowance of a royalty deduction taken in our income tax returns. We believe that PA has acted contrary to applicable law, and we are vigorously disputing its position. While we are continuing the appeal process, PA has denied any relief on our appeals to date. Should PA prevail in its disallowance of the royalty deduction, it would result in a cash outflow and corresponding charge of approximately $7 million, although the timing of any such action is uncertain as of this date.
There can be no assurance that unanticipated events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.
NOTE 14 – INTEREST EXPENSE NET OF INTEREST INCOME
Interest expense (net of interest income) consisted of the following for each of the periods ended April 30, 2006 and May 1, 2005:

	Three Months Ended		Nine Months Ended
	April 30,	May 1,	April 30,	May 1,
	2006	2005	2006	2005
Interest expense	$6,565	$8,554	$20,920	$25,872
Interest (income)	(2,535)	(1,136)	(5,736)	(2,168)

	$4,030	$7,418	$15,184	$23,704

NOTE 15 – BANK CREDIT LINES AND LONG-TERM DEBT
On November 30, 2005, we entered into an amended and restated five-year $200.0 million senior secured revolving credit facility that expires November 30, 2010. The facility includes an accordion feature under which JLG, subject to obtaining increased commitments from existing or new lenders, may increase the maximum availability of the facility up to $300 million. In addition, we have a pari passu, $15.0 million cash management facility that expires November 30, 2007. Both facilities are secured by a lien on substantially all of our domestic assets excluding property, plant and equipment. Availability of credit requires compliance with various covenants, including a requirement that in the event the facility borrowing availability is less than 15%, at any time, or in the event that during the 90-day period following payment of certain bond obligations, the facility borrowing availability is less than 40%, we will maintain a fixed charge coverage ratio (as defined in the senior secured revolving credit facility) of not less than 1.10 to 1.0. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and 70% of various categories of domestic inventory. There were no borrowings outstanding under our senior secured revolving facility or our cash management facility at April 30, 2006. At April 30, 2006, we were in compliance with all terms and conditions of our credit facilities.
On March 22, 2006, we entered into a $10.0 million, 2 1/2% fixed rate, five-year loan that matures on April 1, 2011. This loan was part of the economic assistance and incentive package received from the state of Pennsylvania resulting from our expansion efforts including the reopening of our Sunnyside facility in Bedford, Pennsylvania.
On March 29, 2006, we used approximately $13.5 million of cash generated from operations to purchase in the open market $12.4 million in principal amount of our outstanding 2008 Notes at a price equal to 105.625% of such principal amount, plus accrued and unpaid interest. We incurred a charge of approximately $0.5 million (after taxes) during the third quarter of fiscal 2006 relating to the extinguishment of debt and the write-off of deferred financing costs resulting from the open market purchase of our 2008 Notes. The open market purchase of our 2008 Notes will lower our future interest expense by $1.0 million annually and by $0.3 million for the remainder of our current fiscal year.

NOTE 16 – INCREASE IN QUARTERLY DIVIDEND, TWO-FOR-ONE STOCK SPLIT OF CAPITAL STOCK AND INCREASE IN AUTHORIZED SHARES OF CAPITAL STOCK
On February 23, 2006, we increased the quarterly dividend rate to $0.01 ($.005 post split) per common share and announced a two-for-one stock split of our common stock. The cash dividend was paid on March 20, 2006 to shareholders of record at the close of business on March 6, 2006. The stock split shares were distributed on March 27, 2006 to shareholders of record on March 13, 2006. In connection with the two-for-one stock split of our capital stock, our Board of Directors approved an Amendment to our Articles of Incorporation (the “Articles of Incorporation”), which became effective March 23, 2006, that increased the number of shares of capital stock authorized under the Articles of Incorporation to 200,000,000 shares from 100,000,000 shares.
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
Demand for our equipment, parts and services is cyclical and seasonal. Factors that influence the demand for our equipment include the level of economic activity in our principal markets, North America, Europe, Australia and Latin America, particularly as it is affected by the level of commercial and other non-residential construction activity, prevailing rental rates for the type of equipment we manufacture, the age and utilization rates of the equipment in our rental company customers’ fleets relative to the equipment’s useful life and the cost and availability of financing for our equipment. These factors affect demand for our new and remanufactured or reconditioned equipment as well as our services that support our customers’ installed base of equipment. Demand for our equipment is generally strongest during the spring and summer months, and historically we have recorded higher revenues and profits in our fiscal third and fourth quarters relative to our fiscal first and second quarters.
Despite record shipments, orders remained strong as demand for access equipment is being driven by robust construction activity and high utilization rates. These factors are also leading to higher sales of used equipment.
On October 27, 2005, we entered into a 20-year strategic alliance with Caterpillar Inc. (“Caterpillar”) to design and produce a full Caterpillar-branded telehandler product line exclusively for Caterpillar dealers. This alliance established separate deadlines in different geographic markets for the transition of telehandler manufacturing and selling responsibility from Caterpillar to us ranging from July 1, 2006 to November 1, 2006. This transition is proceeding on schedule and we will begin shipping telehandlers to European Caterpillar dealers in August 2006 and to North American Caterpillar dealers in November 2006.
On February 3, 2006, we sold substantially all of the assets pertaining to our line of Gradall excavators to Alamo Group Inc. (“AGI”) for cash consideration of $33.0 million. The sale included the 430,000 square foot manufacturing facility in New Philadelphia, Ohio and related equipment, machinery, tooling, and intellectual property. The Gradall excavator product line included crawler and wheeled models. In addition to the purchase agreement, we executed a transition supply agreement with Alamo covering components for our telescopic material handler product lines that at closing were manufactured at the New Philadelphia facility. The sale of our line of Gradall excavators resulted in a one-time pre-tax gain of $14.6 million in our third quarter of fiscal 2006.
Our revenues reached $629.6 million in the third quarter of fiscal 2006, a 24.6% increase over the third quarter of fiscal 2005. Revenues in the United States increased 20.3% over last year and international revenues were 37.6% stronger than the prior year, including a 44.5% increase in Europe. Earnings per diluted share were $0.43, compared to $0.24 per diluted share last year. Earnings before taxes for the third quarter of fiscal 2006 included the effect of the pre-tax gain on the sale of our Gradall excavator product line of $14.6 million.
For the first nine months of fiscal 2006 our revenues were $1.602 billion, a 37.4% increase over the comparable year-ago period. Revenues in the United States increased 34.7% over last year and international revenues were 45.6% stronger than the prior year, including a 50.4% increase in Europe. Earnings per diluted share were $0.95, compared to $0.23 per diluted share last year. Earnings before taxes for the first nine months of fiscal 2006 included the effect of the pre-tax gain on the sale of our Gradall excavator product line of $14.6 million.
In the discussion and analysis of financial condition and results of operations that follows, we attempt to identify contributing factors in order of significance to the point being addressed.
Results for the Third Quarters of Fiscal 2006 and 2005
We reported net income of $46.2 million, or $0.43 per share on a diluted basis, for the third quarter of fiscal 2006, compared to net income of $22.7 million, or $0.24 per share on a diluted basis, for the third quarter of fiscal 2005. Earnings before taxes for the third quarter of fiscal 2006 included a gain of $14.6 million from the sale of our Gradall excavator product line during the third quarter, costs of $0.9 million associated with the early retirement of debt and unfavorable currency adjustments of $2.8 million compared to net costs of $6.3 million associated with the early retirement of debt and unfavorable currency adjustments of $1.0 million for the third quarter of fiscal 2005.

Our revenues for the third quarter of fiscal 2006 were $629.6 million, up 24.6% from the $505.4 million in the comparable year-ago period. The following tables outline our revenues by segment, products and geography (in thousands) for the quarters ended April 30, 2006 and May 1, 2005:

	April 30,	May 1,
	2006	2005
Segment:
Machinery	$524,329	$437,595
Equipment Services	103,015	64,313
Access Financial Solutions (a)	2,271	3,448

	$629,615	$505,356

Products:
Aerial work platforms	$320,827	$278,071
Telehandlers	202,637	141,660
Excavators	865	17,864
After-sales service and support, including parts sales, and used and reconditioned equipment sales	100,357	62,304
Financial products (a)	2,216	3,373
Rentals	2,713	2,084

	$629,615	$505,356

Geographic:
United States	$456,630	$379,624
Europe	124,621	86,224
Other	48,364	39,508

	$629,615	$505,356

(a)	Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.
The increase in Machinery segment revenues from $437.6 million to $524.3 million, or 19.8%, reflects strong growth in most of our current product lines, led by a 43.0% increase in sales of telehandlers and a 15.4% increase in sales of aerial work platforms, as the primary drivers of equipment demand, commercial and non-residential construction and solid economic activity, continue to be strong. Fleet age, rental rates and utilization of our type of equipment continue to drive demand in all geographic regions and most product lines as rental companies maintain their strong pace of equipment refreshment and expansion. Partially offsetting the increase in Machinery segment revenues was the decrease in sales of excavators during the quarter as a result of the sale of this product line early in the third quarter of fiscal 2006.
The main drivers of the increase in Equipment Services segment revenues from $64.3 million to $103.0 million, or 60.2%, were increased sales from our rental fleet, primarily due to a $30.0 million sale to a European customer, increased service parts sales as a result of increased utilization of our customers’ fleet equipment and increased rebuilt equipment sales to the military, partially offset by the absence of excavator service parts sales as a result of the sale of this product line early in the third quarter of fiscal 2006.
The decrease in Access Financial Solutions segment revenues from $3.4 million to $2.3 million, or 34.1%, was principally attributable to transitioning customers to our “private label” limited recourse financing arrangements originated through finance companies and to an early payoff of a financed receivable. While we experienced decreased interest income attributable to our pledged finance receivables, we also experienced a corresponding decrease in our limited recourse debt. This resulted in $0.7 million less of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt during the third quarter of fiscal

2006 as compared to the third quarter of fiscal 2005. In accordance with the required accounting treatment, payments to monetization purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.
Our revenues generated from sales in the United States for the third quarter of fiscal 2006 were $456.6 million, up 20.3% from the comparable year-ago period revenues of $379.6 million. The increase in our revenues generated in the United States reflects strong growth in most product lines as a result of general economic growth and increased demand for used equipment, partially offset by the decrease in sales of excavators during the quarter as a result of the sale of this product line early in the third quarter. Revenues generated from sales outside of the United States for the third quarter of fiscal 2006 were $173.0 million, up 37.6% from the third quarter of fiscal 2005 revenues of $125.7 million. The increase in our revenues generated outside of the United States was primarily attributable to an increase in sales from our rental fleet primarily due to a $30.0 million sale to a European customer and improved market conditions in the European, Latin American, Pacific Rim and Australian regions, resulting in increased sales of aerial work platforms and telehandlers.
Our gross profit margin was 18.8% for the third quarter of fiscal 2006 compared to the prior year quarter’s 19.4%. The decrease was primarily attributable to lower margins in our Machinery and Equipment Services segments, as described below.
The gross profit margin of our Machinery segment was 16.3% for the third quarter of fiscal 2006 compared to 17.0% for the third quarter of fiscal 2005. The decrease was primarily due to a less favorable customer and product mix, costs related to strategic initiatives, manufacturing realignment and capacity expansion, rising energy prices that continue to drive up the cost of freight and petroleum-based components and the unfavorable impact of currency. Partially offsetting the decrease was the higher sales volume during the third quarter of fiscal 2006, the favorable impact of the price increases and surcharges that were implemented throughout fiscal 2005 to offset the increase in commodities, especially steel, and our cost reduction activities.
The gross profit margin of our Equipment Services segment was 29.3% for the third quarter of fiscal 2006 compared to 31.8% for the third quarter of fiscal 2005. The decrease was primarily due to revenue mix, as higher margin service parts represented a smaller percentage of total segment revenues, partially offset by improved margins on used equipment sales, reflecting increased demand for used equipment.
The gross profit margin of our Access Financial Solutions segment was 98.1% for the third quarter of fiscal 2006 compared to 94.1% for the third quarter of 2005. The increase was primarily due to an increase in limited recourse financing as a percentage of total segment revenues. The gross margins are typically higher in this segment since the costs associated with revenues are principally selling and administrative expenses and interest expense.
Our selling, administrative and product development expenses increased $1.3 million in the third quarter of fiscal 2006 compared to fiscal 2005, but as a percentage of revenues decreased to 7.6% for the third quarter of fiscal 2006 compared to 9.2% for the third quarter of fiscal 2005. The following table summarizes the changes by category in selling, administrative and product development expenses for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 (in millions):

Integration expenses	$2.1
Consulting and legal costs	1.5
Stock option expense	0.9
Bonus expense	(1.0)
Bad debt provisions	(1.1)
Advertising and trade shows	(1.3)
Other	0.2

$1.3

Our Machinery segment’s selling, administrative and product development expenses decreased $2.4 million primarily due to lower pension and other postretirement benefit costs associated with the sale of the Gradall excavator product line, a decrease in product development expenses and a decrease in depreciation and amortization expense. Partially offsetting these decreases was increased consulting and legal costs associated with the outsourcing of research and development projects and ordinary business activities.
Our Equipment Services segment’s selling and administrative expenses were $2.5 million, essentially unchanged from the prior year quarter.
Our Access Financial Solutions segment’s selling and administrative expenses decreased $0.2 million primarily due to lower payroll and related benefit costs.
Our general corporate selling, administrative and product development expenses increased $3.9 million primarily due to the expenses associated with the integration of the Caterpillar telehandler product line, higher payroll and related benefit costs as a result of additional employees and normal merit compensation increases, the expensing of stock options which began during the first quarter of fiscal 2006 and increased consulting and legal costs associated with ordinary business activities. Partially offsetting these increases were decreased costs related to advertising and trade shows, a decrease in bonus expense due to the timing of the bonus expense recorded in fiscal 2005 and a decrease in our bad debt provision.
The decrease in interest expense (net of interest income) of $3.4 million for the third quarter of fiscal 2006 was primarily due to a $2.0 million decrease in interest expense resulting from the early retirement during fiscal 2005 of $61.25 million in principal amount of our outstanding 8 3/8% Senior Subordinated Notes due 2012 (the “2012 Notes”) and $15.025 million in principal amount of our outstanding 8 1/4% Senior Unsecured Notes due 2008 (the “2008 Notes”) and a decrease in our limited recourse debt. In addition, interest income increased $1.4 million as a result of our increased cash balance and rising interest rates.
Our miscellaneous income (expense) category included currency losses of $2.8 million in the third quarter of 2006 compared to currency losses of $1.0 million in the third quarter of fiscal 2005. In addition, our miscellaneous income (expense) category for the third quarters of fiscal 2006 and fiscal 2005 included costs associated with the early retirement of debt (see discussion included in the Financial Condition section below). The change in currency was primarily due to the currency effect on our hedging positions as the U. S. dollar weakened significantly against the Euro, the British pound and the Australian dollar during the third quarter of fiscal 2006. We enter into certain foreign currency contracts, principally forward contracts, to manage some of our foreign exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sales of our products will be affected by changes in exchange rates. We do not designate our forward exchange contracts as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as a result we recognize the mark-to-market gain or loss on these contracts in earnings.
For additional information related to our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk below.
Our income tax expense and resultant 39.8% effective tax rate for the three month periods ended April 30, 2006, and May 1, 2005, were based upon the estimated effective tax rates applicable for each full year after giving affect to any significant items related specifically to interim periods.
Results for the First Nine Months of Fiscal 2006 and 2005
We reported net income of $101.5 million, or $0.95 per share on a diluted basis, for the first nine months of fiscal 2006, compared to net income of $21.5 million, or $0.23 per share on a diluted basis, for the first nine months of fiscal 2005. Earnings before taxes for the first nine months of fiscal 2006 included a gain of $14.6 million from the sale of our Gradall excavator product line during the third quarter, costs of $1.4 million associated with the early retirement of debt and unfavorable currency adjustments of $2.8 million compared to net costs of $6.3 million associated with the early retirement of debt and favorable currency adjustments of $4.4 million for the first nine months of fiscal 2005.
Our revenues for the first nine months of fiscal 2006 were $1.602 billion, up 37.4% from the $1.165 billion in the comparable year-ago period. The following tables outline our revenues by segment, products and geography (in thousands) for the nine-month periods ended April 30, 2006 and May 1, 2005:

	April 30,	May 1,
	2006	2005
Segment:
Machinery	$1,347,664	$971,347
Equipment Services	245,458	184,733
Access Financial Solutions (a)	8,642	9,371

	$1,601,764	$1,165,451

Product:
Aerial work platforms	$799,411	$574,111
Telehandlers	521,455	353,818
Excavators	26,798	43,418
After-sales service and support, including parts sales, and used and reconditioned equipment sales	237,869	178,630
Financial products (a)	8,446	9,089
Rentals	7,785	6,385

	$1,601,764	$1,165,451

Geographic:
United States	$1,177,886	$874,384
Europe	270,503	179,906
Other	153,375	111,161

	$1,601,764	$1,165,451

(a)	Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.
The increase in Machinery segment revenues from $971.3 million to $1.348 billion, or 38.7%, reflects strong growth in most of our current product lines, led by a 47.4% increase in sales of telehandlers and a 39.2% increase in sales of aerial work platforms, as the primary drivers of equipment demand, commercial and non-residential construction and solid economic activity, continue to be strong. Fleet age, rental rates and utilization of our type of equipment continue to drive demand in all geographic regions and most product lines as rental companies maintain their strong pace of equipment refreshment and expansion. Partially offsetting the increase in Machinery segment revenues was the decrease in sales of excavators during the first nine months of fiscal 2006 as a result of the sale of this product line early in the third quarter of fiscal 2006.
The main drivers of the increase in Equipment Services segment revenues from $184.8 million to $245.5 million, or 32.9%, were increased sales from our rental fleet primarily due to a $30.0 million sale during the third quarter of fiscal 2006 to a European customer, increased service parts sales as a result of increased utilization of our customers’ fleet equipment and increased rebuilt equipment sales to the military, partially offset by a decrease in excavator service parts sales as a result of the sale of this product line near the beginning of the third quarter of fiscal 2006.
The decrease in Access Financial Solutions segment revenues from $9.4 million to $8.6 million, or 7.8%, was principally attributable to transitioning customers to our “private label” limited recourse financing arrangements originated through finance companies and to an early payoff of a financed receivable, partially offset by an increase in revenues from our “private label” limited recourse financing solutions through program agreements with third-party funding providers. During fiscal 2005 and fiscal 2004, Access Financial Solutions segment revenues decreased as we transitioned customers to our “private label” limited recourse financing arrangements originated through finance companies. While we experienced decreased interest income attributable to our pledged finance receivables, we also experienced a corresponding decrease in our limited recourse debt. This resulted in $2.4 million less of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt during the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005. In accordance with the required accounting treatment, payments to monetization purchasers are reflected as interest expense in our Condensed Consolidated Statements of Income.
Our revenues generated from sales in the United States for the first nine months of fiscal 2006 were $1.178 billion, up 34.7% from the comparable year-ago period revenues of $874.4 million. The increase in our revenues generated in the United States reflects strong growth in most product lines as a result of general economic growth and increased demand for used equipment, partially offset by the decrease in sales of excavators during the quarter as a result of the sale of this product line early in the third quarter. Revenues generated from sales outside of the United States for the first nine months of fiscal 2006 were $423.9 million, up 45.6% from the first nine months of fiscal 2005 revenues of $291.1 million. The increase in our revenues generated outside of the United States was primarily attributable to improved market conditions in the European, Australian, Pacific Rim and Latin America regions, resulting in increased sales of aerial work platforms and telehandlers and an increase in sales from our rental fleet primarily due to a $30.0 million sale during the third quarter of fiscal 2006 to a European customer.
Our gross profit margin was 19.3% for the first nine months of fiscal 2006 compared to the prior year’s 15.2%. The increase was primarily attributable to higher margins in each of our segments, as described below.
The gross profit margin of our Machinery segment was 16.1% for the first nine months of fiscal 2006 compared to 11.2% for the first nine months of fiscal 2005. The increase was primarily due to higher sales volume during the first nine months of fiscal 2006, the favorable impact of the price increases and surcharges that were implemented throughout fiscal 2005 to offset the increase in commodities, especially steel, our cost reduction activities, a favorable sales mix and a favorable one-time adjustment in inbound freight costs related to a change in costing methodology, partially offset by rising energy prices which continue to drive up the cost of freight and petroleum-based components.
The gross profit margin of our Equipment Services segment was 33.7% for the first nine months of fiscal 2006 compared to 32.6% for the first nine months of fiscal 2005. The increase was primarily due to improved margins on used equipment sales, reflecting increased demand for used equipment and improved margins on service parts, reflecting price increases and surcharges that were implemented throughout fiscal 2005, partially offset by revenue mix, as higher margin service parts represented a lower percentage of total segment revenues.
The gross profit margin of our Access Financial Solutions segment was 98.2% for the first nine months of fiscal 2006 compared to 93.6% for the first nine months of 2005. The increase was primarily due to an increase in limited recourse financing as a percentage of total segment revenues. The gross margins are typically higher in this segment since the costs associated with revenues are principally selling and administrative expenses and interest expense.
Our selling, administrative and product development expenses increased $21.5 million in the first nine months of fiscal 2006 compared to fiscal 2005, but as a percentage of revenues decreased to 8.7% for the first nine months of fiscal 2006 compared to 10.0% for the first nine months of fiscal 2005. The following table summarizes the changes by category in selling, administrative and product development expenses for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 (in millions):

Bonus expense	$6.8
Consulting and legal costs	3.3
Salaries and related benefits	2.7
Stock option expense	2.6
Integration expenses	2.6
Profit sharing and 401(k) plan	2.5
Accelerated vesting of restricted shares	(1.7)
Other	2.7

$21.5

Our Machinery segment’s selling, administrative and product development expenses decreased $1.2 million primarily due to a decrease in our bad debt provision and lower pension and other postretirement benefit costs associated with the sale of the Gradall excavator product line, partially offset by increased consulting and legal costs associated with the outsourcing of research and development projects and ordinary business activities, an increase in our discretionary profit sharing contribution and 401(k) plan expense as a result of a higher profit sharing contribution and additional employees, and increased costs related to advertising and trade shows.
Our Equipment Services segment’s selling and administrative expenses increased $0.5 million due primarily to an increase in our discretionary profit sharing contribution and 401(k) plan expense as a result of a higher profit sharing contribution and additional employees, and higher payroll and related benefit costs as a result of additional employees and normal merit compensation increases.
Our Access Financial Solutions segment’s selling and administrative expenses increased $1.0 million primarily due to an increase in our bad debt provision.
Our general corporate selling, administrative and product development expenses increased $21.2 million primarily due to our increased profitability, additional employees and normal merit compensation increases, resulting in higher bonus expense and higher payroll and related benefit costs, the expensing of stock options, which began during the first quarter of fiscal 2006, expenses related to the integration of the Caterpillar telehandler product line, an increase in the bad debt provision for specific reserves related to a European customer and an increase in our discretionary profit sharing contribution and 401(k) plan expense as a result of a higher profit sharing contribution and additional employees. Partially offsetting these increases were costs associated with the accelerated vesting of restricted share awards during the first nine months of fiscal 2005 triggered by our share price appreciation.
The decrease in interest expense (net of interest income) of $8.5 million for the first nine months of fiscal 2006 was primarily due to a decrease in interest expense of $5.0 million as a result of the early retirement during fiscal 2005 of $61.25 million in principal amount of our outstanding 2012 Notes and $15.025 million in principal amount of our outstanding 2008 Notes and a decrease in our limited recourse debt, partially offset by an adjustment to the interest associated with the hedging of our fixed rate debt. In addition, interest income increased $3.5 million as a result of our increased cash balance and rising interest rates.
Our miscellaneous income (expense) category included currency losses of $2.8 million in the first nine months of fiscal 2006 compared to currency gains of $4.4 million in the first nine months of fiscal 2005. In addition, our miscellaneous income (expense) category for the first nine months of fiscal 2006 and fiscal 2005 included costs associated with the early retirement of debt (see discussion included in the Financial Condition section below). The change in currency was primarily due to the currency effect on our hedging positions as the U. S. dollar weakened significantly against the Euro, the British pound and the Australian dollar during the first nine months of fiscal 2006. As discussed above in our results for the third quarters of fiscal 2006 and 2005, we enter into certain foreign currency contracts, principally forward contracts, to manage some of our foreign exchange risk.
For additional information related to our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk below.
Our income tax expense and resultant effective tax rate for the nine month periods ended April 30, 2006, and May 1, 2005, were based upon the estimated effective tax rates applicable for each full year after giving affect to any significant items related specifically to interim periods. Our effective tax rate for the first nine months of fiscal 2006 was 39.1% compared to 39.8% for the first nine months of fiscal 2005. The rate for the first nine months of fiscal 2005 was higher than the statutory rate primarily due to the inclusion of non-deductible compensation related to the accelerated vesting of restricted stock awards triggered by our share price appreciation and foreign valuation allowances. The rate for the first nine months of fiscal 2006 was unfavorably impacted by providing for tax contingencies related to potential adverse state adjustments and foreign valuation allowances. The projected tax rate for fiscal 2006 has been adjusted to 39% from the previously forecasted rate due to the provision of foreign valuation allowances.

Financial Condition
Cash generated from operating activities was $70.6 million for the first nine months of fiscal 2006 compared to cash generated from operating activities of $88.1 million for the first nine months of fiscal 2005. The decrease in cash from operations primarily resulted from higher inventory levels to support the increased business activity, the change in accounts payable resulting from a decrease in our days payables outstanding offset in part by higher production levels as a result of the increase in demand for our products, an increase in our notes receivable and other investments during the first nine months of fiscal 2006 compared to a reduction during the first nine months of fiscal 2005, an increase in the payments of sales rebates as a result of our higher sales volume and higher income tax payments as a result of our higher pre-tax income, partially offset by an increase in our net income.
We used cash of $22.8 million for investment purposes for the first nine months of fiscal 2006 compared to $7.3 million used for the first nine months of fiscal 2005. The increase in the use of cash was principally due to the acquisition of Caterpillar telehandler assets (certain equipment and substantially all of the tooling and intellectual property) and an increase in capital expenditures as a result of our strategic initiatives discussed below. Partially offsetting the increase in cash usage were proceeds received from the sale of our excavator product line assets during the third quarter of fiscal 2006 and a net increase in rental fleet sales over rental fleet purchases.
We had cash flows from financing activities of $34.5 million for the first nine months of fiscal 2006 compared to cash flows of $58.4 million for the first nine months of fiscal 2005. The decrease in cash provided by financing activities was largely attributable to our net proceeds from the issuance of common stock of $119.5 million during the third quarter of fiscal 2005, partially offset by a lower amount of debt repurchases, the increase in excess tax benefits from stock-based compensation and an increase in the number of stock options exercised.
Due to the seasonality of our sales, during certain periods we may generate negative cash flows from operations despite reporting profits. Generally, this may occur in periods in which we are building inventory levels in anticipation of sales during peak periods as well as other uses of working capital related to payment terms associated with trade receivables or other sale arrangements.
The following table provides a summary of our contractual obligations (in thousands) at April 30, 2006:

		Payments Due by Period
		Less than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years
Short and long-term debt (a)	$223,531	$8,447	$99,845	$5,818	$109,421
Limited recourse debt (b)	28,516	16,531	11,985	—	—
Operating leases (c)	31,427	5,909	11,314	5,483	8,721
Purchase obligations (d)	129,229	129,228	1	—	—

Total contractual obligations (e)	$412,703	$160,115	$123,145	$11,301	$118,142

(a)	Includes our two note issues, indebtedness under our bank credit facilities, a $10.0 million five-year loan and a $5.0 million promissory note.

(b)	Our limited recourse debt is the result of the sale of finance receivables through limited recourse monetization transactions.

(c)	In accordance with SFAS No. 13, “Accounting for Leases,” operating lease obligations are not reflected in the balance sheet.

(d)	We enter into contractual arrangements that result in our obligation to make future payments, including purchase obligations. We enter into these arrangements in the ordinary course of business in order to ensure adequate levels of inventories, machinery and equipment, or services. Purchase obligations primarily consist of inventory purchase commitments, including raw materials, components and sourced products.

(e)	We anticipate that our funding obligation for our pension and postretirement benefit plans in fiscal 2006 will approximate $2.4 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not presented estimated pension and postretirement funding in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.

The following table provides a summary of our other commercial commitments (in thousands) at April 30, 2006:

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than			Over 5
	Committed	1 Year	1-3 Years	4-5 Years	Years
Standby letters of credit	$12,683	$12,683	$—	$—	$—
Guarantees (a)	45,686	14,345	15,380	14,415	1,546

Total commercial commitments	$58,369	$27,028	$15,380	$14,415	$1,546

(a)	We discuss our guarantee agreements in Note 13 of Notes to Condensed Consolidated Financial Statements of this report.
On October 27, 2005, we entered into a 20-year strategic Alliance with Caterpillar related to the design, manufacture and sale by us of Caterpillar branded telehandlers. The Alliance establishes separate dates in different geographic markets for the transition of telehandler manufacturing and selling responsibility from Caterpillar to us ranging from July 1 to November 1, 2006. As part of the Alliance, we acquired certain equipment and substantially all of the tooling and intellectual property used by Caterpillar exclusively in connection with the design and manufacture of Caterpillar’s current European telehandler products. The purchase price for these Caterpillar telehandler assets was $46.4 million paid at closing, plus $5.0 million to be paid on September 15, 2006.
Our strategic initiatives planned for fiscal 2006 include the development of the North American Caterpillar telehandler product line and capacity improvements in both Belgium and Pennsylvania to accommodate the additional volume, for the expansion of our ServicePlus™ operations, formation of our Commercial Solutions Group, reopening of the Bedford, Pennsylvania and Orrville, Ohio facilities, All-Terrain Lifter, Army System (“ATLAS”) II military telehandler development and other proprietary projects. As a result of these strategic initiatives, we now estimate that approximately $26 million will be expensed during fiscal 2006 a reduction of approximately $9 million from our previous estimate largely as a result of timing of the expenses related to the integration of the Caterpillar telehandler product line. Through the first nine months of fiscal 2006, we incurred $12.2 million of these planned expenses, with $8.0 million being incurred in the third quarter.
For fiscal 2006, we anticipate incurring capital expenditures of approximately $41 million in property, plant and equipment, which includes capital investments in the strategic initiatives described above. This is a reduction of approximately $11 million from our previous estimate largely as a result of rental fleet sales now estimated to equal rental fleet purchases for fiscal 2006. Included in the total, is the $16.9 million in capital expenditures associated with the Caterpillar Alliance.
On February 3, 2006, we sold substantially all of the assets pertaining to our line of Gradall excavators to AGI for cash consideration of $33.0 million. The sale included the 430,000 square foot manufacturing facility in New Philadelphia, Ohio and related equipment, machinery, tooling, and intellectual property. The Gradall excavator product line included crawler and wheeled models. In addition to the purchase agreement, we executed a transition supply agreement with Alamo covering components for our telescopic material handler product lines that at closing were manufactured at the New Philadelphia facility.
On March 22, 2006, we entered into a $10.0 million, 2 1/2% fixed rate, five-year loan that matures on April 1, 2011. This loan was part of the economic assistance and incentive package received from the state of Pennsylvania resulting from our expansion efforts including the reopening of our Sunnyside facility in Bedford, Pennsylvania.
On March 29, 2006, we used approximately $13.5 million of cash generated from operations to purchase in the open market $12.4 million in principal amount of our outstanding 2008 Notes at a price equal to 105.625% of such principal amount, plus accrued and unpaid interest. We incurred a charge of approximately $0.5 million (after taxes) during the third quarter of fiscal 2006 relating to the extinguishment of debt and the write-off of deferred financing costs resulting from the open market purchase of our 2008 Notes. The open market purchase of our 2008 Notes will lower our future interest expense by $1.0 million annually and by $0.3 million for the remainder of our current fiscal year.
We expect that our principal sources of liquidity for the next twelve months will be existing cash balances, cash generated from operations and borrowings under our credit facilities. Availability of funds under our credit facilities and monetizations of finance receivables depend on a variety of factors described below. As of April 30, 2006, we had cash balances totaling $304.9 million and unused credit commitments totaling $202.3 million.
On November 30, 2005, we entered into an amended and restated five-year $200.0 million senior secured revolving credit facility that expires November 30, 2010. The facility includes an accordion feature under which JLG, subject to obtaining increased commitments from existing or new lenders, may increase the maximum availability of the facility up to $300 million. In addition, we have a pari passu, $15.0 million cash management facility that expires November 30, 2007. Both facilities are secured by a lien on substantially all of our domestic assets excluding property, plant and equipment. Availability of credit requires compliance with various covenants, including a requirement that in the event the facility borrowing availability is less than 15%, at any time, or in the event that during the 90-day period following payment of certain bond obligations, the facility borrowing availability is less than 40%, we will maintain a fixed charge coverage ratio (as defined in the senior secured revolving credit facility) of not less than 1.10 to 1.0. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and 70% of various categories of domestic inventory. Accordingly, credit available to us under these facilities will vary with seasonal and other changes in the borrowing base, and we may not have full availability of the stated maximum amount of credit at all times. However, based on our current business plan, we expect to have sufficient credit available that, combined with existing cash balances and cash to be generated from operations, will meet our expected seasonal requirements for working capital, planned capital and integration expenditures for the next twelve months.
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
During the first nine months of fiscal 2006 and all of fiscal 2005, we did not monetize any finance receivables through syndications. During the same periods, $61.0 million and $38.0 million, respectively, of sales to our customers were funded through program agreements with third-party finance companies. Although monetizations generate cash, under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, the monetized portion of our finance receivables portfolio remains recorded on our balance sheet as limited recourse debt with the associated pledged finance receivable that was sold. We expect that our limited recourse debt balance will continue to decline.
As discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements of this report, we are a party to multiple agreements whereby we guarantee $45.7 million in indebtedness of others. In connection with our customer financing activities, guarantees comprise one of the financing or credit support programs that we offer to certain of our customers. These guarantees arise from those customer financing activities. If the financial condition of these customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. Also as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements, our future results of operations, financial condition and liquidity may be affected to the extent that our ultimate exposure with respect to product liability varies from current estimates. Also as discussed in Note 13 and in Item 1 of Part II of this report, pending legal proceedings and other contingencies have the potential to adversely affect our financial condition or liquidity.

Off-Balance Sheet Arrangements
Information regarding off-balance sheet arrangements is included in our Contractual Obligations and Other Commercial Commitments tables contained in Item 2 of Part I of this report and in Note 13 of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of Part I of this report.
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
We discuss our guarantee agreements in Note 13 of the Notes to Condensed Consolidated Financial Statements of this report.
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
Revenue Recognition: We recognize revenue when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence of a sales arrangement exists; the price is fixed or determinable; collectibility of cash is reasonably assured; and delivery has occurred or services have been rendered. For the majority of the Company’s sales, we recognize revenue when title is transferred to the customer as soon as the product is shipped. For a portion of the Company’s sales, primarily in Europe, we recognize revenue when title is transferred to the customer upon receipt at the customer’s location. In addition, certain sales, including our ATLAS brand of military telehandler products, may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the equipment and risk of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer, and we have no further obligations under the order other than customary post-sales support activities. During the first nine months of fiscal 2006, less than 1.0% of our sales were invoiced and the revenue recognized prior to customers taking physical possession. In order for us to recognize revenue on the Millennia Military Vehicle (“MMV”) brand of military telehandler products, they must pass inspection by a government QAR at the point of production to insure special paint requirements are met and by a government representative at the point of destination to verify delivery without damage during transportation.
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
We ship equipment on a limited basis to certain customers on consignment, which under GAAP allows recognition of the revenues only upon final sale of the equipment by the consignee. At April 30, 2006, we had $9.5 million of inventory on consignment.
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
We are exposed to changes in interest rates as a result of our outstanding debt. Our outstanding interest rate swap instruments at April 30, 2006 consisted of a $70.0 million notional fixed-to-variable rate swap with a fixed-rate receipt of 8 3/8% and a $62.5 million notional fixed-to-variable rate swap with a fixed-rate receipt of 8 1/4%. The bases of the variable rates paid related to our $70.0 million and $62.5 million interest rate swap instruments are the six month London Interbank Offered Rate (LIBOR) plus 4.51% and 5.15%, respectively. These swap agreements are designated as hedges of the fixed-rate borrowings which are outstanding and are structured as perfect hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During fiscal 2003, we terminated our $87.5 million notional fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% that we entered into during June 2002, which resulted in a deferred gain of $6.2 million. The remaining deferred gain of $2.7 million will offset interest expense over the remaining life of the debt. Total interest bearing liabilities at April 30, 2006 consisted of $122.6 million in variable-rate borrowing and $129.4 million in fixed-rate borrowing. At the current level of variable-rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $1.2 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed-rate debt.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
JLG Industries, Inc.
We have reviewed the condensed consolidated balance sheet of JLG Industries, Inc. as of April 30, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended April 30, 2006 and May 1, 2005 and the condensed consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended April 30, 2006 and May 1, 2005. These financial statements are the responsibility of the Company’s management.
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
May 24, 2006

PART II OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
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
We make provisions relating to probable product liability claims. For information relative to product liability claims, see Note 13 of the Notes to Condensed Consolidated Financial Statements, Item 1 of Part I of this report.
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of our common stock made during the three months ended April 30, 2006 by us, as defined in Rule 10b-18(a)(3) under the Exchange Act.

(c)
			Total	(d)
			Number	Maximum
			of Shares	Number of
		(b)	Purchased	Shares that
		Average	as Part of	May Yet Be
	(a)	Price	Publicly	Purchased
	Total Number	Paid	Announced	Under the
	of Shares	Per	Plans or	Plans or
Period	Purchased [1]	Share	Programs	Programs

January 30, 2006 through March 5, 2006	—	$—	—	—

March 6, 2006 through April 2, 2006	852	$29.38	—	—

April 3, 2006 through April 30, 2006	—	$—	—	—

Total	852	$29.38	—	—

[1]	The total number of shares purchased represents shares surrendered to us to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock issued to employees.
We have not made any unregistered sales of our securities during the three months ended April 30, 2006.
ITEMS 3 - 5.
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

JLG INDUSTRIES, INC. (Registrant)
Date: May 31, 2006	/s/ James H. Woodward, Jr.
James H. Woodward, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 31, 2006	/s/ John W. Cook
John W. Cook
Chief Accounting Officer (Chief Accounting Officer)