Form 10-K
period 2006-07-31
JLG INDUSTRIES INC
filed 2006-10-02
CIK 216275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At September 25, 2006, there were 106,745,538 shares of capital stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant at that date was $1,993,612,017.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

Item

 i

TABLE OF CONTENTS (continued)
Item

 ii

PART I
ITEM 1. BUSINESS
          Founded in 1969, JLG Industries, Inc. (“JLG”, “we”, and “our”) is the world’s leading producer of access equipment (which we define as aerial work platforms and telehandlers) based on gross revenues. Our aerial work platform and telehandler products are used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at heights. Our access equipment customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and the U.S. military. Until February 2006, when we sold the Gradall® excavator product line, we manufactured and sold telescopic hydraulic excavators, which were used primarily by state and local municipalities in earthmoving applications. We sell our products globally under some of the most well established and widely recognized brand names in the access equipment industry, including JLG®, SkyTrak®, Lull®, Toucan®, Liftlux™ and Gradall. We have manufacturing facilities in the United States, Belgium and France, as well as sales and service operations on six continents.
          On February 3, 2006, we sold substantially all of the assets pertaining to our line of Gradall excavators to Alamo Group Inc. (“AGI”) for cash consideration of $33.0 million net of adjustments based on a balance sheet as of the closing date and on valuation of certain pension liabilities and assets. The sale included the 430,000 square foot manufacturing facility in New Philadelphia, Ohio and related equipment, machinery, tooling, and intellectual property. For additional information related to our Gradall disposition during the third quarter of fiscal 2006, see Note 3 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
          On October 27, 2005, we entered into a 20-year strategic alliance (the “Alliance”) with Caterpillar Inc. (“Caterpillar”) related to the design, manufacture and sale by us of Caterpillar branded telehandlers. The Alliance establishes separate dates in different geographic markets for the transition of telehandler manufacturing and selling responsibility from Caterpillar to us. As part of the Alliance, we acquired certain equipment, inventory and substantially all of the tooling and intellectual property used by Caterpillar exclusively in connection with the design and manufacture of Caterpillar’s current European telehandler products. For additional information related to our Alliance with Caterpillar, see Note 2 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
          Building on our European presence while remaining focused on the access industry, we completed our purchase of Delta Manlift SAS (“Delta”), a subsidiary of The Manitowoc Company (“Manitowoc”) on April 30, 2004. Headquartered in Tonneins, France, Delta has two facilities that manufacture the Toucan Manlift brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations. In addition, we purchased certain intellectual property and related assets of Manitowoc’s discontinued product lines, which permitted us to re-launch selected models of the Liftlux brand of scissor lifts. The Liftlux brand of scissor lifts, primarily known for its large capacity and height, is popular with specialty re-rental companies in Europe and North America and complements the upper end of our scissor lift line. For additional information relative to our Delta acquisition, see Note 2 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
          On August 1, 2003, we completed our acquisition of the OmniQuip® business unit (“OmniQuip”) of Textron Inc., which included all operations relating to the SkyTrak and Lull brand of telehandler products and telehandlers sold to the U.S. military. For additional information related to our OmniQuip acquisition, see Note 2 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
Products and Services
          JLG designs, manufactures and sells aerial work platforms, telehandlers, and trailers, as well as an array of complementary accessories that increase the versatility and efficiency of these products for end-users.
          Our JLG brand aerial work platforms are designed to permit workers to position themselves, their tools and materials efficiently and safely in elevated work areas that otherwise might have to be reached by scaffolding, ladders or other means. We produce three basic types of aerial work platforms under the JLG brand: boom lifts, scissor lifts, and vertical mast lifts, which include our stock picker models. Aerial work platforms consist of a platform mounted at the end of various styles of elevating assembly. The elevating assemblies are mounted on one of several mobile chassis styles that can be self-propelled, towable and/or push-around. A variety of accessories for specified end-user applications also may be ordered with certain aerial work platform models. Our aerial work platforms are primarily used in construction, industrial, commercial and institutional applications and are designed to help people access hard-to-reach work areas.
          Our boom lifts are especially useful for reaching over obstacles and for reaching other elevated positions not effectively approached by vertical lifting devices. Boom lifts are also ideal for applications where the chassis cannot be positioned directly beneath the intended work area. We produce boom lift models of various sizes with platform heights up to 150 feet. The boom may be rotated, raised or lowered, and extended while the work platform remains horizontal. These machines can be driven forward or backward and steered by the operator from the work platform, even while the boom is elevated. Boom-type models have work platforms, which are available in multiple sizes to accommodate two people, with the rated lift capacities ranging from 500 to 1,000 pounds. Boom lifts are available with electric and/or internal combustion power sources.
          Our scissor lifts are designed to provide access from directly below or adjacent to a work area. In general, scissor lifts have larger work areas and allow for heavier loads than boom lifts. Compact electric models can maneuver in restricted areas, and many are designed to fit through standard doorways. Larger models, usually with internal combustion engines, are used in outdoor environments and generally provide higher capacities and larger work areas than indoor models. Scissor lifts may be maneuvered in a manner similar to boom lifts, but the platforms may be extended only vertically, except for a standard feature that extends the deck horizontally up to ten feet. Scissor lifts are available in various models, with maximum platform heights of up to 105 feet and various platform sizes of up to nine feet wide and up to 26 feet long. Scissor lifts are designed to lift at least two people with some models capable of lifting six. The rated lift capacities range from 500 to 3,000 pounds.
          Our vertical mast lifts consist of a work platform attached to an aluminum or steel mast that extends vertically, which, in turn, is mounted on either a push-around or self-propelled base. Available in various models, these machines in their retracted position can fit through standard door openings, yet reach platform heights of up to 41 feet when fully extended, and have rated lift capacities ranging between 300 and 500 pounds. In addition, our stock picker models can reach up to 21 feet and have a rated lift capacity of up to 500 pounds. Stock Picker models feature a tray with the platform used for convenient loading of boxes and/or material. Most vertical mast lifts are designed to lift a single worker.
          During the fourth quarter of fiscal 2005, we continued our focus on commercial and industrial market channels for access products, such as our vertical mast lifts and trailers, through the formation of the Commercial Solutions Group. The Commercial Solutions Group is an element in our strategy to diversify our revenue base and expand our market penetration of non-traditional channels for access equipment. It is focused on extending access solutions to commercial, industrial and institutional markets. The requirements of these markets and channels for product design and customer service will be the focus of the Commercial Solutions Group.
          Our SkyTrak, Lull, Gradall and JLG brand telehandlers (rough terrain, telescopic forklifts) are typically used by residential, non-residential and institutional building contractors and agricultural workers for lifting, transporting and placing a wide variety of materials at their point of use or storage. We are North America’s leading manufacturer and marketer of telehandlers. Our telehandlers have rated lift capacities ranging from 5,000 to 12,000 pounds and maximum lifting heights ranging from 19 to 55 feet, and they can be fitted with a variety of material handling attachments including forks, buckets, truss booms and augers to name a few. In addition to our commercial lines, we also manufacture the All-Terrain Lifter, Army System (“ATLAS”) under a sole source contract with the U.S. Army. We also have a contract to provide the Millennia Military Vehicle (“MMV”) to the U.S. Marine Corps. The ATLAS and MMV are specifically designed for military applications. Pursuant to the Alliance with Caterpillar, we will be the exclusive manufacturer of Caterpillar branded telehandlers for sale exclusively through the Caterpillar dealer network. These machines will be available in the first half of fiscal 2007.
          We offer a line of European-style telehandlers designed for construction and industrial use, as well as a line specifically designed for agricultural applications, which comprise a significant portion of the European telehandler market. To better access the agricultural segment of the European telehandler market, in April 2005, we entered into an agreement with SAME Deutz-Fahr Group (“SDFG”) whereby SDFG is now marketing certain of our compact telehandlers in the European agricultural segment through its distributor network. This relationship strengthens our efforts to market telehandlers to the agricultural market and helps diversify our end-use customers, which historically have been found in construction, general industry and maintenance markets. All European-style telehandlers are produced in our Maasmechelen, Belgium facility. This includes the European telehandlers produced for the Caterpillar dealer network.
          In North America, we also manufacture and market a line of Triple-L™ drop-deck trailers with load capacities ranging from 2,000 to 10,000 pounds. These load trailers are primarily sold to big box retailers and large national rental companies to provide their equipment rental customers with the capability to transport our equipment. Additionally, we assemble and market portable light towers in Australia.
          A wide range of complementary accessories is available across our product lines. These accessories not only enhance the productivity of our equipment, but also help to optimize a given piece of equipment to meet the demands of a specific application or task. For our telehandlers, the accessories are primarily boom-end attachments that alter the application of the machine, switching a telehandler, for example, from a forklift to a loader. Our industry-leading Workstation in the Sky® brand packages describes a series of packages and attachments that enable operators of our aerial work platforms to perform certain tasks more effectively and efficiently than through the use of conventional methods. For example, the SkyWelder® package that is available on many JLG boom lifts incorporates a complete welding system within the boom lift itself. The system is comprised of a welding unit mounted in the boom lift’s operator platform, with power supplied by an on-board generator, yielding increased autonomy and eliminating the need to rent or purchase separate pieces of equipment. Other Workstation in the Sky series packages and attachments offer similar efficiencies.
          JLG also provides after-sales service and support for our installed base of equipment, including parts sales and equipment rentals, and sells used, remanufactured and reconditioned equipment. We remanufacture, recondition (to certain specified standards, including American National Standards Institute, or ANSI standards) and repair JLG used equipment and resell the same. In addition, we repair and resell used equipment of competing manufacturers. We offer a variety of service warranties on these machines. We are the only access equipment manufacturer with dedicated remanufacturing facilities in both North America and Europe for remanufacturing and remarketing previously owned equipment with like-new warranties.
          In North America, we offer this capability primarily through our ServicePlus™ operations, which offer services from preventive maintenance programs to general repairs to reconditioning and remanufacturing of our equipment. We established ServicePlus in July 2004 with an initial location in Houston, Texas. In June 2005, we expanded ServicePlus to include our 12-year old McConnellsburg, Pennsylvania reconditioning and remanufacturing facility, and in July 2006 we added an additional location in Kennesaw, Georgia. We plan to expand ServicePlus beyond these three regional facilities by establishing multiple sites throughout the United States.
          In 2004 we established a reconditioning and remanufacturing operation in Europe with the purchase of a dedicated facility near our manufacturing operations in Tonneins, France.
          The North America operation in McConnellsburg, PA has been certified as meeting ISO 9001:2000 standards relating to customer service quality.
          We also distribute replacement parts for our and competing manufacturers’ equipment through supplier-direct shipment programs and a system comprised of single parts depots in each of North America, Europe and Australia. Sales of replacement parts have historically been less cyclical and typically generate higher margins than sales of new equipment. To help facilitate parts sales, we use Internet-based e-commerce in an effort to develop closer relationships with our customers. For example, we handle virtually all of our warranty transactions and approximately 70% of our parts orders via the Internet.
          At July 31, 2006, we had a rent-to-rent fleet of approximately 150 units that we deploy in North America to support our rental company customers’ demands for short-term rental contracts. We maintain a similar rent-to-rent fleet of approximately 470 units in Europe. The rental aspect of our North American and European rental operations is designed to support, rather than compete with, our rental company customers, offering added fleet management flexibility by making additional machines available on short-term leases to meet peak demand needs of large projects. Also, in Great Britain, we operate a small fleet of service vehicles.
          We support the sales, service, and rental programs of our customers with product advertising, cooperative promotional programs, major trade show participation, and training programs covering safety, service, and product sales. In addition, JLG has established a merchandising program featuring scale models, golf clubs and accessories, apparel, art prints and other items under the JLG Gear™ program. We supplement our domestic sales and service support to our international customers through overseas facilities in Australia, Belgium, Brazil, France, Germany, Hong Kong, Italy, New Zealand, Poland, Spain, Sweden and the United Kingdom, and a joint venture in the Netherlands.
          Through our Access Financial Solutions segment, we arrange equipment financing and leasing solutions for our customers, primarily through “private-label” arrangements with third party financial institutions, and provide credit support in connection with these financing and leasing arrangements. Financing arrangements that we offer or arrange through this segment include installment sale contracts, capital leases, operating leases and rental purchase guarantees. Terms of these arrangements vary depending on the type of transaction, but typically range between 36 and 72 months and generally require the customer to be responsible for insurance, taxes and maintenance of the equipment, and to bear the risk of damage to or loss of the equipment.
          We incur contingent limited recourse liabilities with respect to our customer financing activities in two ways. For additional information relative to guarantees, see Note 14 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. We provide limited guarantees to support certain of our customers’ obligations in the event of default to third-party financing companies that originate credit transactions that we help to arrange. We also monetize a substantial portion of the finance receivables that we originate through our ongoing program of syndications, limited recourse financings and other monetization transactions. In connection with some of these monetization transactions, we have limited recourse obligations relating to possible defaults by the obligors under the terms of the contracts, which comprise the finance receivables. For additional information relative to limited recourse obligations, see Note 10 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. During fiscal 2006, we supported our customers in directly financing $26.5 million in sales and in arranging third-party financing for an additional $329.7 million in sales.
          Our staff in this segment is comprised of seasoned professionals who are experienced in credit analysis and financial services support. We adhere to credit policies that require various levels of credit approval depending on the transaction size and overall credit concentration with any customer. For example, Chief Executive Officer or Chief Financial Officer credit approval is required for any single customer credit including open account balance in excess of $10 million and approval of the Finance Committee of the Board of Directors is required for any single customer credit in excess of $25 million. Credit decisions to extend financing to customers are based on a credit review process that incorporates both financial analysis as well as business rationale to support a particular customer. Once identified as a key customer, we regularly review the customer’s financial results and projections and its business and expansion plans and monitor our overall credit exposure to that customer.
Industry
          We operate primarily in the access segment of the global construction and industrial equipment industry. We define the access segment as aerial work platforms and telehandlers. Demand for these products is greatest among industrialized economies where productivity and safety are valued. Consequently, the largest markets for access equipment are North America, Western Europe and the developed markets of Asia and the Pacific Rim. Manufacturers sell access equipment to various equipment rental companies, independent equipment distributors and direct sales. Equipment rental companies primarily rent the equipment to a broad range of end-users while equipment distributors primarily sell and service the equipment to end-users and other customers. Aerial work platforms reach end-users predominantly through the equipment rental channel. Telehandlers reach end-users through both the equipment rental and equipment distribution channels. Additionally, home improvement centers are a smaller, but growing channel for specialized access equipment targeted at small contractors and other home improvement professionals. Home improvement centers and other big box retailers also present significant opportunities for sales of access products for stock-picking and other in-store applications. We also sell direct to the U.S. Army and U.S. Marine Corps.

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
Segment Financial Information
          Financial information regarding each of our segments appears in Note 18 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
Marketing and Distribution
          Our products are marketed in over 3,500 locations worldwide through independent rental companies and distributors that rent and sell our products and provide service support, as well as through other sales and service branches or organizations in which we hold equity positions. North American customers are located in all 50 states in the U.S., as well as in Canada and Mexico. International customers are located in Europe, the Asia/Pacific region, Australia, Japan, Africa, the Middle East and Latin America, and our sales force is comprised of almost 180 employees worldwide. In North America, teams of sales employees are dedicated to specific major customers, channels or geographic regions. Our sales employees in Europe and the rest of the world are spread among our 20 international sales and service offices.
          Sales to one customer, United Rentals, Inc., accounted for 13%, 14% and 14% of our consolidated revenues for the years ended July 31, 2006, 2005 and 2004, respectively. Sales to another customer, Rental Service Corporation, accounted for 10% of our consolidated revenues for the year ended July 31, 2006. Sales to, Hertz Equipment Rental Corporation, accounted for 10% of our consolidated revenues for the year ended July 31, 2005.
          Certain of our operations have been certified as meeting ISO 9001 and ISO 9001:2000 quality management standards. We believe that ISO certification is a key component of our quality management system and a number of customers value and require such certification as a condition to doing business.
Product Development
          We invest significantly in product development, diversification and improvement, including the modification of existing products for special applications. Our product development staff is comprised of over 140 employees. Product development expenditures totaled approximately $28.7 million, $23.8 million and $20.2 million for the fiscal years 2006, 2005 and 2004, respectively. In those same years, sales of new or redesigned products introduced within the preceding 24 months were $204.1 million, $323.4 million and $291.8 million, or 9%, 19% and 24% of sales, respectively.
Intellectual Property
          We have various registered trademarks and patents relating to our products and our business, including registered trademarks for the JLG, SkyTrak, Lull and Toucan brand names. In addition, as part of our Alliance with Caterpillar, we have licensed to use certain of the Caterpillar trademarks. While we consider this intellectual property to be beneficial in the operation of our business, we are not dependent on any single patent or trademark or group of patents or trademarks.

Seasonal Nature of Business
          Our business is seasonal with a substantial portion of our sales occurring in the spring and summer months that constitute the traditional construction season. In addition, within any fiscal quarter the majority of our sales occur within the final month of the quarter.
Competition
          We operate in the global construction, maintenance, industrial and agricultural equipment markets. Our competitors range from some of the world’s largest multi-national construction equipment manufacturers to small single-product niche manufacturers. Within this global market, we face competition principally from two significant aerial work platform manufacturers, approximately 24 smaller aerial work platform manufacturers, seven major telehandler manufacturers and approximately 20 smaller telehandler manufacturers, as well as numerous manufacturers of other niche products such as boom trucks, cherry pickers, mast climbers, straight mast and truck-mounted fork-lifts, rough-terrain and all-terrain cranes, truck-mounted cranes, portable material lifts and various types of material handling equipment that offer similar or overlapping functionality to our products. We believe we are the world’s leading manufacturer of aerial work platforms and one of the world’s leading manufacturers of telehandlers.
Material and Supply Arrangements
          We obtain raw materials, principally steel; other component parts, most notably engines, drive motors, tires, bearings and hydraulic components; and supplies from third parties. We also outsource certain assemblies and fabricated parts. We rely on preferred vendors as a sole source for “just-in-time” delivery of many raw materials and manufactured components. We believe these arrangements have resulted in reduced investment requirements, greater access to technology developments and lower per-unit costs. Because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers may adversely affect our ability to satisfy our customers on a timely basis and thereby affect our financial performance. In addition, market prices of some of the raw materials we use (such as steel and petroleum-based components) are volatile and can increase rapidly. If we are not able to pass raw material or component price increases on to our customers, our margins could be adversely affected.
Product Liability
          We have rigorous product safety standards, and we continually work to improve the safety and reliability of our products. We monitor accidents and possible claims and establish liability estimates with respect to claims based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. The methods of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments resulting from such reviews are reflected in current earnings. Reserves are based on actual incidents and do not necessarily directly relate to sales activity. Based upon our best estimate of anticipated losses, product liability costs approximated 0.6%, 0.8% and 1.0% of our consolidated revenues for the years ended July 31, 2006, 2005 and 2004, respectively.
          For additional information related to product liability insurance coverage and cost, see Note 14 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
Employees
          Our worldwide employment was 4,088 as of July 31, 2006. This represents an increase of 161 employees from July 31, 2005.
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
Foreign Operations
          We manufacture our products in the U.S., Belgium and France for sale throughout the world. Revenues from customers outside of the United States were 27%, 24% and 23% of our consolidated revenues for fiscal years 2006, 2005 and 2004, respectively. Revenues from European customers were 18%, 15% and 15% of our consolidated revenues for fiscal years 2006, 2005 and 2004, respectively. Additional financial information regarding our foreign operations appears in Note 18 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
Executive Officers of the Registrant
          The following table contains information about our current executive officers as of October 2, 2006.

			Principal
			Position
Name	Age	Position	Held Since
William M. Lasky	59	Chairman of the Board, President and Chief Executive Officer	2001
James H. Woodward, Jr	53	Executive Vice President and Chief Financial Officer	2002
Peter L. Bonafede, Jr	56	Senior Vice President, Manufacturing and Supply Chain Management	2005
Israel Celli	53	Senior Vice President, International Market Development and Sales	2006
Wayne P. MacDonald	53	Senior Vice President, Engineering	2002
Craig E. Paylor	50	Senior Vice President, Marketing	2006
Philip H. Rehbein	56	Senior Vice President, Commercial Solutions Group	2005
Thomas D. Singer	54	Senior Vice President, General Counsel and Secretary	2001
          William M. Lasky joined JLG in December 1999. Mr. Lasky has served as Chairman of the Board, President and Chief Executive Officer since February 2001. Prior to February 2001, he served as our President and Chief Executive Officer, and prior to September 2000, as our President and Chief Operating Officer.
          James H. Woodward, Jr. joined JLG in August 2000. Mr. Woodward has served as our Executive Vice President and Chief Financial Officer since May 2002. Prior to May 2002, he served as our Senior Vice President and Chief Financial Officer. Prior to joining JLG in August 2000, he served as Vice President and Director E-Business of Dana Corporation, and prior to 2000, as Dana Corporation’s Vice President and Corporate Controller.
          Peter L. Bonafede joined JLG in February 1999. Mr. Bonafede has served as our Senior Vice President, Manufacturing and Supply Chain Management since August 2005. Prior to August 2005, he served as our Senior Vice President, Manufacturing.
          Israel Celli joined JLG in October 2000. Mr. Celli has served as our Senior Vice President, International Market Development and Sales since June 2006. Prior to June 2006, he served as our Vice President, International Sales, Marketing and Customer Support. Prior to August 2002, he served as our Vice President of International Sales, and prior to November 2001, as our General Manager of Latin America. Prior to joining JLG in October 2000, he served as Marketing Director for Latin America, Case Brasil and Cia (CNH Global).
          Wayne P. MacDonald joined JLG in May 1975. Mr. MacDonald has served as our Senior Vice President, Engineering since August 2002. Prior to August 2002, he served as our Vice President, Engineering, and prior to February 2000, as our Director, Advanced Technology Development and Applications Engineering.

          Craig E. Paylor joined JLG in April 1983. Mr. Paylor has served as our Senior Vice President, Marketing since August 1, 2006. From August 2005 until July 2006, he served as our Senior Vice President, North America Sales, Marketing and Customer Support, prior to August 2005, he served as our Senior Vice President, Sales, Marketing and Customer Support, and prior to 2002, he served as our Senior Vice President, Sales and Market Development.
          Phillip H. Rehbein joined JLG in January 1997. Mr. Rehbein has served as our Senior Vice President, Commercial Solutions Group since August 2005. Prior to August 2005, he served as our Senior Vice President, Strategic Operations. From August 2002 until 2004, he served as our Senior Vice President, Finance. From May 2002 to August 2002, he served as our Vice President, Finance. Prior to May 2002, he served as Vice President and General Manager, Gradall, and prior to March 2001, as our Vice President, Finance.
          Thomas D. Singer joined JLG in May 1984. Mr. Singer has served as our Senior Vice President, General Counsel and Secretary since 2001. Prior to 2001, he served as our Vice President, General Counsel and Assistant Secretary.
          All executive officers listed above are elected to hold office for one year or until their successors are elected and qualified, and have been employed in the capacities noted for more than five years, except as indicated. No family relationship exists among the above-named executive officers.
Available Information
          We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.
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
          In November 2005, we submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.
ITEM 1A. RISK FACTORS
          We wish to inform our investors of the following important factors that in some cases have affected, and in the future could affect, our results of operations and that could cause such future results of operations to differ materially from those expressed in any forward looking statements made by us or on our behalf. Disclosure of these factors is intended to permit us to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. We have discussed many of these factors in prior SEC filings.
Our business is highly cyclical and seasonal, which could at times adversely affect our liquidity and ability to borrow under our credit facilities.
          Historically, sales of our products have been subject to cyclical variations caused by changes in general economic conditions. The demand for our products reflects the capital investment decisions of our customers, which depend upon the general economic conditions of the markets that our customers serve, including, particularly, the construction and industrial sectors of the North American, European and developed Asian and Pacific Rim economies. During periods of expansion in construction and industrial activity, we generally have benefited from increased demand for our products. Conversely, downward economic cycles in construction and industrial activities result in reductions in sales and pricing of our products, which may reduce our profits and cash flow. During economic downturns, customers also tend to delay purchases of new products. In addition, our business is highly seasonal with the majority of our sales occurring in the spring and summer months, which constitute the traditional construction season. The cyclical and seasonal nature of our business could at times adversely affect our liquidity and ability to borrow under our credit facilities.
Our customer base is consolidated and a relatively small number of customers account for a majority of our sales, the loss of which may adversely impact our revenues.
          Our principal customers are equipment rental companies that purchase our equipment and rent it to end-users. In recent years, there has been substantial consolidation among rental companies, particularly in North America, which is our largest market. A limited number of these companies account for a majority of our sales. Some of these large customers are burdened by substantial debt and have limited liquidity, which may constrain their ability to purchase additional equipment and may contribute to their decisions to significantly reduce future capital spending. Purchasing patterns by some of these large customers also can be erratic with large volume purchases during one period followed by periods of limited purchasing activity. Any substantial change in purchasing decisions by one or more of our major customers, whether due to actions by our competitors, customer financial constraints or otherwise, could have an adverse effect on our business. In addition, the limited number of customers has increased competition, in particular on the basis of pricing. Finally, our ability to sell to rental companies is based in part on our status as a preferred supplier. If we lose that status because of our products, service, pricing, delivery capabilities or otherwise, our business may be materially and adversely affected.
We operate in a highly competitive industry, and there is no assurance that customers will continue to regard our products favorably or that we will be able to continue to compete successfully.
          We compete in a highly competitive industry. To compete successfully, our products must excel in terms of quality, price, breadth of product line, efficiency of use and maintenance costs, safety and comfort, and we must also provide excellent customer service. The greater financial resources of certain of our competitors and their ability to provide additional customer financing or pricing discounts may put us at a competitive disadvantage. In addition, the greater financial resources or the lower amount of debt of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors also may have the ability to develop product or service innovations that could put us at a disadvantage. If we are unable to compete successfully against other manufacturers of access equipment, we could lose customers and our revenues may decline. There can also be no assurance that customers will continue to regard our products favorably, that we will be able to develop new products that appeal to customers, that we will be able to improve or maintain our profit margins on sales to our customers or that we will be able to continue to compete successfully in the access equipment segment.
Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages and price increases.
          In the manufacture of our products, we use large amounts of raw materials and processed inputs including steel, engine components, copper and electronic controls. We obtain raw materials and certain manufactured components from third-party suppliers. To reduce material costs and inventories, we rely on supplier arrangements with preferred vendors as a source for “just-in-time” delivery of many raw materials and manufactured components. Because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers, including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies or other natural disasters, may adversely affect our ability to satisfy our customers on a timely basis and thereby affect our financial performance. This risk increases as we continue to change our manufacturing model to more closely align production with customer orders. In addition, market prices of some of the raw materials we use are volatile and can increase rapidly. If we are not able to pass raw material or component price increases on to our customers, our margins could be adversely affected. If any of these events occur, our financial performance will be negatively impacted.

We may experience credit losses in excess of our allowances and reserves for doubtful accounts, finance and pledged finance receivables, notes receivable and guarantees of indebtedness of others.
          We evaluate the collectibility of open accounts, finance receivables, notes receivables and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to take action against the equipment that supports the customer’s financial obligations to us. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. The historical loss experience of our finance receivables portfolio is limited, however, and therefore may not be indicative of future losses. We also face a concentration of credit risk. As of July 31, 2006, approximately 10% of our trade receivables were due from one customer and approximately 45% of our finance receivables were due from three customers (including 17% from the same customer that accounts for 10% of our trade receivables). If the financial condition of our customers were to deteriorate or we do not realize the full amount of any anticipated proceeds from the sale of the equipment supporting our customers’ financial obligations to us, we may incur losses in excess of our reserves.
Our customers need financing to purchase our products, which exposes us to additional business and credit risks.
          Availability and cost of financing are significant factors that affect demand for our products. Many of our customers can purchase equipment only when financing is available at a reasonable cost. Some customers arrange their own financing without assistance from us, but many of our customers seek to purchase our equipment through one or more of the financing or credit support programs that we offer. These include open account sales, installment sales, finance leases, direct loans, guarantees, other investments, or other credit enhancements of financing provided to our customers by third parties. Due to our size and capital constraints, we are not able to fund or otherwise satisfy all credit requests by our customers. We rely principally on short-term open accounts and our limited recourse third-party financing programs to meet these customers’ financing needs. These financing and credit support transactions expose us to credit risk, including the risk of default by customers and any disparity between the cost and maturity of our funding sources and the yield and maturity of financing that we provide to our customers. In addition, if we are unable to provide financing to our customers, or otherwise induce third parties to satisfy customer credit demands, we could lose sales and be unable to sustain our future business plan.
Our credit facilities impose operating and financial limitations that may inhibit our ability to make capital expenditures, strategic investments and the violation of which may adversely impact our capital resources.
          The covenants under our credit facilities impose operating and financial restrictions on us. These restrictions may under certain circumstances limit our ability, among other things, to:
•	incur additional indebtedness, including to make acquisitions;

•	pay dividends or make other distributions;

•	make investments or repurchase our stock;

•	consolidate, merge or sell all or substantially all of our assets; and

•	enter into transactions with affiliates.
          In addition, our credit facilities require us to maintain specified financial ratios. These covenants may adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of these covenants or our inability to maintain the required financial ratios could result in a default on our indebtedness. If a default occurs, the relevant lenders could declare any outstanding indebtedness, together with accrued interest and other fees, to be immediately due and payable and could proceed against our assets that secure that indebtedness.
Our warranty reserves may be insufficient to cover increased or unexpected warranty claims, which could require the use of cash and short-term investments to cover such claims.
          We provide our customers a warranty covering workmanship and materials on products we manufacture or remanufacture. Our warranty generally provides that our products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with a warranty, we may be obligated at our expense to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in amounts that we determine based on amounts of products shipped and historical and anticipated claims, there can be no assurance that future warranty claims will not exceed these reserves and materially adversely affect our financial condition, results of operations and cash flows.
Our products involve risks of personal injury and property damage, which expose us to potentially significant liability.
          Our business exposes us to possible claims for personal injury or death and property damage resulting from the use of equipment that we rent or sell. We maintain insurance through a combination of self-insurance retentions and excess insurance coverage. We monitor claims and potential claims of which we become aware and establish accrued liability reserves for the self-insurance amounts based on our liability estimates for such claims. We cannot give any assurance that existing or future claims will not exceed our estimates for self-insurance or the amount of our excess insurance coverage. In addition, we cannot give any assurance that insurance will continue to be available to us on economically reasonable terms or that our insurers will not require us to increase our self-insurance amounts.
Our success depends on our ability to improve productivity and streamline operations to control or reduce costs.
          We are committed to continuous productivity improvement and continue to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. The ultimate savings realized from these actions may be mitigated by many factors, including economic weakness, competitive pressures, and decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed. Our failure to achieve projected levels of efficiencies and cost reduction measures and to avoid delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated would adversely affect our results of operations.
If we are unable to successfully introduce new products and services, our revenues and market share may be adversely impacted.
          Our business strategy includes the introduction of new products and services. Some of these products or services may be introduced to compete with existing offerings from competing businesses, while others may target new and unproven markets. We must make substantial expenditures in order to introduce new products and services or to enter new markets. We cannot give any assurance that our introduction of new products or services or entry into new markets will be profitable or otherwise generate sufficient incremental revenues to recover the expenditures necessary to launch such initiatives. Such initiatives also may expose us to other types of regulation or liabilities than those to which our business is currently exposed.
We may face limitations on our ability to finance future acquisitions and integrate acquired businesses.
          We intend to continue our strategy of identifying and acquiring businesses with complementary products and services, which we believe will enhance our operations and profitability. We may pay for future acquisitions from internally generated funds, bank borrowings, public or private debt or equity securities offerings, or some combination of these methods. However, we may not be able to find suitable businesses to purchase or may be unable to acquire desired businesses or assets on economically acceptable terms. In addition, we may not be able to raise the money necessary to complete future acquisitions. In the event we are unable to complete future strategic acquisitions, we may not grow in accordance with our expectations.

          In addition, we cannot guarantee that we will be able to successfully integrate any business we purchase into our existing business or that any acquired businesses will be profitable. The successful integration of new businesses depends on our ability to manage these new businesses and cut excess costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired companies, which could decrease the time that they have to service and attract customers and develop new products and services. Our inability to complete the integration of new businesses in a timely and orderly manner could have a material adverse effect on our results of operations and financial condition. In addition, because we may pursue acquisitions both in the United States and abroad and may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.
Failures of our infrastructure could have a material adverse effect on our business.
          We are heavily dependent on our infrastructure. Significant problems with our infrastructure, such as manufacturing failures, telephone or information technology (IT) system failure, computer viruses or other third-party tampering with IT systems, could halt or delay manufacturing and hinder our ability to ship in a timely manner or otherwise routinely conduct business. Any of these events could result in the loss of customers, a decrease in revenue, or the incurrence of significant costs to eliminate the problem or failure.
We have substantial international operations, the conduct of which subject us to risks that may have a material adverse effect on our revenues and financial performance.
          International operations represent a significant portion of our business. For fiscal years 2006, 2005 and 2004, we derived $610.7 million, $423.6 million and $270.3 million, respectively, of our revenues from outside of the United States, representing 27%, 24% and 23% of our total revenues, respectively. We expect revenues from international markets to continue to represent a significant portion of our total revenues. Outside of the United States, we operate manufacturing facilities in Belgium and France and 20 sales and services facilities elsewhere. We also sell domestically manufactured products to international customers.
          Our international operations are subject to a number of potential risks in addition to the risks of our domestic operations. Such risks include, among others:
•	currency volatility and/or exchange controls;

•	labor unrest;

•	differing, and in many cases more stringent, labor regulations;

•	differing protection of intellectual property;

•	regional economic uncertainty;

•	political instability;

•	restrictions on the transfer of funds into or out of a country;

•	export duties and quotas;

•	domestic and international customs and tariffs;

•	current and changing regulatory environments;

•	difficulty in obtaining distribution support;

•	difficulty in staffing and managing widespread operations;

•	differences in the availability and terms of financing; and

•	potentially adverse tax consequences.
          These factors may have an adverse effect on our international operations, or on the ability of our international operations to repatriate earnings to us, in the future.
          Our strategy to expand our worldwide market share and decrease costs includes strengthening our international distribution capabilities, by identifying and entering into joint venture and distribution arrangements with local market participants, and sourcing basic components in other countries, in particular in Europe. Implementation of this strategy may increase the impact of the risks described above, and we cannot assure you that such risks will not have an adverse effect on our business, results of operations or financial condition. We also cannot assure you that we will be able to find suitable joint venture or other distribution partners, that we will be able to enter into joint venture or distribution arrangements on favorable terms or at all or that any such joint venture or distribution arrangement will be successful.
Currency fluctuations from our international sales may have an unpredictable impact on our financial performance.
          Our products are sold in many countries around the world. Thus, a portion of our revenues is generated in foreign currencies, including principally the Euro, the British pound, and the Australian dollar, while costs incurred to generate those revenues are only partly incurred in the same currencies. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. To reduce this currency exchange risk, we may buy protecting or offsetting positions (known as “hedges”) in certain currencies to reduce the risk of adverse currency exchange movements. Currency fluctuations may impact our financial performance in the future.
Compliance with environmental and other governmental regulations could be costly and require us to make significant expenditures.
          We generate hazardous and non-hazardous wastes in the normal course of our manufacturing and service operations. As a result, we are subject to a wide range of federal, state, local and foreign environmental laws and regulations. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes. These laws and regulations also impose liability for the cost of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of, or exposure to, hazardous substances. In addition, our operations are subject to other laws and regulations relating to the protection of the environment and human health and safety, including those governing air emissions and water and wastewater discharges. Compliance with these environmental laws and regulations requires us to make expenditures.
          Despite our compliance efforts, risk of environmental liability is part of the nature of our business. We cannot give any assurance that environmental liabilities, including compliance and remediation costs, will not have a material adverse effect on us in the future. In addition, acquisitions or other future events may lead to additional compliance or other costs that could have a material adverse effect on our business.
We face risks related to an SEC inquiry.
          The SEC commenced an informal inquiry following our February 2004 announcement that we would be restating our financial statements for the fiscal year and first quarter ended July 31, 2003 and October 26, 2003, respectively. The financial restatement arose from our premature recognition in July 2003 of $8.7 million in revenues from one transaction that upon re-examination we concluded should have been recorded as a consignment sale, rather than a sale. This error reflected a material weakness in our internal controls that we believe we have since corrected. We have been advised by the staff of the SEC Enforcement Division that the inquiry relates to our accounting and financial reporting as well as the transaction that was the subject of our restatement.

          We have been cooperating with the SEC staff, including by providing documents in response to a May 2004 request for voluntary production. If the SEC takes further action, it may escalate the informal inquiry into a formal investigation which may result in an enforcement action or other legal proceedings against us and potentially members of our management. Responding to such actions or proceedings could be costly and could divert the efforts and attention of our management team, including senior officers. If any such action or proceeding is resolved unfavorably to us or any of them, we or they could be subject to injunctions, fines and other penalties or sanctions, including criminal sanctions, that could materially and adversely affect our business operations, financial performance, liquidity and future prospects and materially adversely affect the trading market and price of our stock. Any unfavorable actions could also result in private civil actions, loss of key personnel or other adverse consequences.
We are dependent on the management and leadership of Mr. Lasky and other key members of management, the loss of whom could adversely impact our operations.
          We rely on the management and leadership skills of our senior management team led by William M. Lasky, Chairman of the Board, President and Chief Executive Officer. Generally, these employees (including Mr. Lasky) are not bound by employment or non-competition agreements. The unanticipated loss of the services of Mr. Lasky or of other key personnel could have a significant, negative impact on our business. Similarly, any difficulty in attracting, assimilating and retaining other key management employees in the future could adversely affect our business.
We may be subject to unanticipated litigation, to which the resolution and response may require significant expenditures and adversely impact our ability to conduct our business.
          We have occasionally been subject to various legal proceedings and claims, including those with respect to intellectual property and shareholder litigation, which have involved significant unbudgeted expenditures. The costs and other effects of any future, unanticipated legal or administrative proceedings could be significant.
We may be subject to greater than anticipated tax liabilities.
          From time to time, we are subject to audits by the Internal Revenue Service and state, local and non-US taxing authorities and these audits may result in substantial liabilities for taxes in excess of those anticipated. For example, we have received notices of audit adjustments totaling $7.1 million from the Pennsylvania Department of Revenue in connection primarily with royalty deductions that we claimed on our Pennsylvania state income tax returns for our fiscal years 1999 through 2003. We believe that the Pennsylvania Department of Revenue has acted contrary to applicable law, and we are disputing its position.
Catastrophic events may disrupt our business.
          Unforeseen events, including war, terrorism and other international conflicts, public health issues, and natural disasters such as earthquakes, hurricanes or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of our suppliers or customers, or result in political or economic instability. These events could reduce demand for our products and make it difficult or impossible for us to manufacture our products, deliver products to customers, or to receive products from suppliers.
          The foregoing list is not exhaustive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
          None
ITEM 2. PROPERTIES
          The following table lists the principal manufacturing and office facilities and principal products manufactured at each of the facilities:

Location	Size	Owned/Leased	Products
New Equipment
McConnellsburg, Pennsylvania	515,000 sq. ft.	Owned	Boom lifts, Telehandlers
Shippensburg, Pennsylvania	320,000 sq. ft.	Owned	Boom lifts, Scissor lifts
Bedford, Pennsylvania	133,000 sq. ft.	Owned	Vertical Mast lifts, Scissor Lifts, Trailer Boom Lifts

LaVerne, California	20,000 sq. ft.	Leased	Trailers
Maasmechelen, Belgium	80,000 sq. ft.	Leased	Boom lifts, Scissor lifts, Telehandlers
Orrville, Ohio	332,000 sq. ft.	Owned	Telehandler and Boom lift Subassemblies
Oakes, North Dakota	78,000 sq. ft.	Leased	Telehandler Subassemblies
Tonneins, France	38,000 sq. ft.	Owned	Vertical Mast lifts
Tonneins, France	63,000 sq. ft.	Leased	Vertical Mast lifts

Used Equipment
McConnellsburg, Pennsylvania	45,000 sq. ft.	Owned	After-sales service and support
McConnellsburg, Pennsylvania	27,000 sq. ft.	Leased	After-sales service and support
Port Macquarie, Australia	25,000 sq. ft.	Owned	After-sales service and support
Tonneins, France	29,000 sq. ft.	Leased	After-sales service and support
Houston, Texas	72,000 sq. ft.	Leased	After-sales service and support
Kennesaw, Georgia	43,000 sq. ft.	Leased	After-sales service and support
          We also lease executive offices in Hagerstown, Maryland and a 270,000-square-foot former OmniQuip manufacturing location in Port Washington, Wisconsin, which is an office location for telehandler engineering and other support functions. In addition, a number of small distribution, administration or service facilities are also leased throughout the world.
          The Orrville, Ohio facility is also the North American Parts Distribution facility. We own a 75,000-square-foot facility in Bedford, Pennsylvania, which we have temporarily idled.
          Included in the February 3, 2006 sale of all of the assets pertaining to our line of Gradall excavators to AGI was the 430,000 square foot manufacturing facility in New Philadelphia, Ohio.
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

          We make provisions relating to probable product liability claims. For information related to product liability claims, see Note 14 of the Notes to Consolidated Financial Statements, Item 8 of Part II and the discussion in Part I, Item 1 of this report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Our capital stock is traded on the New York Stock Exchange under the symbol JLG. The table below sets forth the high and low closing prices and average shares traded daily during the quarter for the past two fiscal years.

	Price per Share				Average Shares Traded Daily
Quarter Ended	2006		2005		2006	2005
	High	Low	High	Low
October 30 and October 31	$19.13	$15.01	$8.76	$6.34	995,163	624,172
January 29 and January 30	$26.95	$18.45	$10.04	$8.47	1,192,220	759,396
April 30 and May 1	$32.16	$26.22	$11.97	$8.35	1,440,581	1,028,674
July 31	$29.54	$16.74	$15.67	$10.15	1,976,306	879,308

Annual	$32.16	$15.01	$15.67	$6.34	1,403,397	822,531
          Our quarterly cash dividend rate is currently $.005 per share, or $.02 on an annual basis. Our Board of Directors considers the payment of cash dividends on a quarterly basis.
          On February 23, 2006, we increased the quarterly dividend rate to $0.01 ($.005 post split) per common share and announced a two-for-one stock split of our common stock. The cash dividend was paid on March 20, 2006 to shareholders of record at the close of business on March 6, 2006. The stock split shares were distributed on March 27, 2006 to shareholders of record on March 13, 2006. In connection with the two-for-one split of our capital stock, our Board of Directors approved an Amendment to our Articles of Incorporation (the “Articles of Incorporation”), which became effective March 23, 2006, that increased the number of shares of capital stock authorized under the Articles of Incorporation to 200,000,000 shares from 100,000,000 shares.
          As of September 15, 2006, there were 1,476 shareholders of record of our capital stock and approximately 18,500 shareholders in street names.
          The 2006 Annual Meeting of Shareholders of the Corporation is scheduled to be held on November 16, 2006, at 9:00 a.m. at our headquarters in McConnellsburg, Pennsylvania.
          For tabular information regarding securities authorized for issuance under equity compensation plans, see Note 16 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

          The following table presents information with respect to purchases of our common stock made during the three months ended July 31, 2006 by us, as defined in Rule 10b-18(a)(3) under the Exchange Act.

(c)
			Total	(d)
			Number	Maximum
			of Shares	Number of
		(b)	Purchased	Shares that
		Average	as Part of	May Yet Be
	(a)	Price	Publicly	Purchased
	Total Number	Paid	Announced	Under the
	of Shares	Per	Plans or	Plans or
Period	Purchased(1)	Share	Programs	Programs

May 1, 2006 through June 4, 2006	—	$—	—	—

June 5, 2006 through July 2, 2006	—	$—	—	—

July 3, 2006 through July 31, 2006	112	$18.10	—	—

Total	112	$18.10	—	—

[1]	The total number of shares purchased represents shares surrendered to us to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock issued to employees.
          We have not made any unregistered sales of our securities during the three months ended July 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA
SIX-YEAR FINANCIAL SUMMARY
(in millions of dollars, except per share data and number of employees)

Years Ended July 31,	2006	2005	2004	2003	2002	2001
RESULTS OF OPERATIONS
Revenues	$2,289.4	$1,735.0	$1,194.0	$751.1	$770.1	$963.9
Gross profit	443.0	287.2	225.4	134.4	132.1	188.8
Selling, administrative and product development expenses	(194.6)	(166.9)	(149.5)	(95.3)	(95.3)	(104.5)
Gain related to sale of Gradall excavator product line	14.6	—	—	—	—	—
Goodwill amortization	—	—	—	—	—	(6.1)
Restructuring charges	—	—	—	(2.8)	(6.1)	(4.4)
Income from operations	263.0	120.3	75.9	36.3	30.7	73.8
Interest expense, net of interest income	(17.7)	(28.6)	(35.4)	(25.9)	(15.3)	(20.9)
Miscellaneous, net	(3.2)	1.4	1.4	4.6	3.8	1.4
Income before taxes and cumulative effect of change in accounting principle	242.1	93.1	41.9	15.0	19.2	54.3
Income tax provision	(92.8)	(35.9)	(15.3)	(2.6)	(6.3)	(20.1)
Income before cumulative effect of change in accounting principal	149.3	57.2	26.6	12.4	12.9	34.2
Cumulative effect of change in accounting principle	—	—	—	—	(114.5)	—
Net income (loss)	149.3	57.2	26.6	12.4	(101.6)	34.2
PER SHARE DATA
Earnings per common share before cumulative effect of change in accounting principle	$1.43	$.61	$.31	$.15	$.15	$.41
Cumulative effect of change in accounting principle	—	—	—	—	(1.36)	—
Earnings (loss) per common share	1.43	.61	.31	.15	(1.21)	.41
Earnings per common share—assuming dilution before cumulative effect of change in accounting principle	1.40	.60	.30	.14	.15	.40
Cumulative effect of change in accounting principle	—	—	—	—	(1.33)	—
Earnings (loss) per common share—assuming dilution	1.40	.60	.30	.14	(1.18)	.40
Cash dividends	.015	.01	.01	.01	.0125	.02
PERFORMANCE MEASURES (before cumulative effect of change in accounting principle)
Return on revenues	6.5%	3.3%	2.2%	1.6%	1.7%	3.5%
Return on average assets	11.9%	5.4%	2.7%	1.5%	1.6%	4.4%
Return on average shareholders’ equity	26.3%	16.6%	10.5%	5.2%	3.8%	10.5%
FINANCIAL POSITION
Working capital	$607.4	$489.2	$340.6	$382.8	$231.2	$254.8
Current assets as a percent of current liabilities	242%	229%	216%	273%	188%	250%
Property, plant and equipment, net	98.3	85.9	91.5	79.7	84.4	98.4
Total assets	1,397.3	1,203.6	1,027.4	936.2	778.2	825.6
Total debt	239.6	289.3	423.5	460.6	279.3	299.2
Shareholders’ equity	675.4	478.6	281.3	247.7	236.0	333.4
Total debt as a percent of total capitalization	26%	38%	60%	65%	54%	47%
Book value per share	6.33	4.63	3.20	2.86	2.76	3.96
OTHER DATA
Product development expenditures	$28.7	$23.8	$20.2	$16.1	$15.6	$15.9
Capital expenditures, net of retirements	32.3	13.4	12.0	10.3	12.4	10.7
Net additions to rental fleet	6.7	7.9	5.9	4.1	5.6	12.4
Depreciation and amortization	28.6	28.9	25.7	19.9	21.0	28.8
Employees	4,088	3,927	3,056	2,263	2,801	3,300
     This summary should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, Part II of this report. All share and per share data have been adjusted for the two-for-one stock split effective March 27, 2006. Results for fiscal 2006 included a gain of $14.6 million related to the sale of the Gradall excavator product line. Amounts subsequent to fiscal 2003 reflect the acquisitions of OmniQuip in August 2003 and Delta in April 2004. The cumulative effect of change in accounting principle in fiscal 2002 represents a goodwill impairment charge.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This Management’s Discussion and Analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “believes,” “expects,” “plans” and similar terminology. These statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the following: (i) general economic and market conditions, including political and economic uncertainty in areas of the world where we do business; (ii) varying and seasonal levels of demand for our products and services; (iii) risks associated with acquisitions; (iv) credit risks from our financing of customer purchases; (v) risks arising from dependence on third-party suppliers; and (vi) costs of raw materials and energy, as well as other risks as described in Item 1A of Part I of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable laws.
          The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto found under Financial Statements and Supplementary Data, Item 8, Part II of this report.
OVERVIEW
          We currently operate through four business segments: North American Distribution, European Distribution, Rest of World Distribution and Access Financial Solutions. Our North American Distribution, European Distribution and Rest of World Distribution segments design, manufacture and sell aerial work platforms, telehandlers and trailers, as well as an array of complementary accessories that increase the versatility and efficiency of these products for end-users. In addition, these segments provide after-sales service and support for our installed base of equipment, including parts sales and equipment rentals, and sell used and remanufactured or reconditioned equipment. Until February 2006, when we sold the product line, our results included the manufacture and sale of telescopic hydraulic excavators. Our Access Financial Solutions segment arranges equipment financing and leasing solutions for our customers primarily through third party financial institutions and provides credit support in connection with those financing and lease arrangements. We sell our products on a global basis to equipment rental companies, construction contractors, manufacturing companies, home improvement centers, the U.S. military, state and local municipalities and equipment distributors that resell our equipment. Approximately 60% of our new equipment sales during fiscal 2004, fiscal 2005 and fiscal 2006 were to equipment rental companies.
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
          On October 27, 2005, we entered into a 20-year strategic alliance with Caterpillar Inc. (“Caterpillar”) to design and produce a full line of Caterpillar-branded telehandler products exclusively for Caterpillar dealers. This alliance established separate deadlines in different geographic markets for the transition of telehandler manufacturing and selling responsibility from Caterpillar to us. This transition is proceeding on schedule, and we began shipping to European Caterpillar dealers in July 2006 and will begin shipping telehandlers to North American Caterpillar dealers in November 2006.
          On February 3, 2006, we sold substantially all of the assets pertaining to our line of Gradall excavators to Alamo Group Inc. (“AGI”) for cash consideration of $33.0 million. The sale included the 430,000 square foot manufacturing facility in New Philadelphia, Ohio and related equipment, machinery, tooling, and intellectual property. The Gradall excavator product line included crawler and wheeled models. In addition to the purchase agreement, we executed a six-month transition supply agreement with AGI covering components for our telescopic material handler product lines that at closing were manufactured at the New Philadelphia facility. The sale of our line of Gradall excavators resulted in a one-time pre-tax gain of $14.6 million in our third quarter of fiscal 2006.
          Fiscal 2006 results significantly outpaced fiscal 2005. Driven by continued strong demand across most of our product lines and in all regions throughout the world in which we have operations, our revenues reached $2.3 billion, the highest in our 37-year history. These record revenues reflect a 32.0% increase over fiscal 2005 and a three-year annualized compound growth rate of 45%. Fiscal 2006 revenues in the U.S. increased 28.0% and international revenues rose 44.2%, including a 54.7% increase in European sales compared to fiscal 2005.
          Our operating profit for fiscal 2006 of $263.0 million represents a 118.7% increase over fiscal 2005. Our operating profit included a gain of $14.6 million from the sale of our Gradall excavator product line and $22 million of expenses associated with our strategic initiatives, discussed below, in fiscal 2006 and OmniQuip integration expenses of $6.3 million in fiscal 2005. The operating profit margin also improved to 11.5% from the fiscal 2005 level of 6.9%. Net income more than doubled to $149.3 million, or $1.40 per diluted share, compared to $57.2 million, or $0.60 per diluted share, during fiscal 2005. We delivered this strong financial performance while executing the largest manufacturing realignment and capacity expansion in our history.
          Our strong financial performance strengthened our balance sheet. We ended fiscal 2006 with a $328.1 million balance of cash and cash equivalents compared to a balance of $223.6 million at the end of fiscal 2005. Despite the surge in revenues in fiscal 2006, we reduced trade receivable days sales outstanding to 51 from 57 in fiscal 2005 while inventory turns held steady at 7.6.
          In the discussion and analysis of financial condition and results of operations that follows, we attempt to list contributing factors in order of significance to the point being addressed.
RESULTS OF OPERATIONS
          We reported net income of $149.3 million, or $1.40 per share on a diluted basis, for fiscal 2006 compared to net income of $57.2 million, or $0.60 per share on a diluted basis, for fiscal 2005, and net income of $26.6 million, or $0.30 per share on a diluted basis, for fiscal 2004. Earnings before taxes for fiscal 2006 included a gain of $14.6 million from the sale of our Gradall excavator product line, costs of $1.9 million associated with the early retirement of debt and unfavorable currency adjustments of $2.8 million compared to favorable currency adjustments of $5.8 million and net costs of $6.5 million associated with the early retirement of debt for fiscal 2005 and unfavorable currency adjustments of $2.3 million for fiscal 2004.
          For fiscal 2006, our revenues were $2.3 billion, up 32.0% from $1.7 billion for fiscal 2005, which were up 45.3% from the $1.2 billion reported for fiscal 2004.

          The following tables outline our revenues by segment, product, and geographic region (in millions) for the years ended July 31:

	Years Ended July 31,
	2006	2005	2004
Segment: (a)
North American Distribution	$1,704.0	$1,329.6	$930.8
European Distribution	407.2	261.6	177.4
Rest of World Distribution	166.8	130.0	69.9
Access Financial Solutions (b)	11.4	13.8	15.9

	$2,289.4	$1,735.0	$1,194.0

Products:
Aerial work platforms	$1,159.8	$888.0	$562.0
Telehandlers	776.0	511.8	358.9
Excavators	26.8	61.6	52.7
After-sales service and support, including parts sales, and used and reconditioned equipment sales	305.7	252.4	196.6
Financial products (b)	11.1	11.9	15.2
Rentals	10.0	9.3	8.6

	$2,289.4	$1,735.0	$1,194.0

Geographic: (a)
United States	$1,678.7	$1,311.5	$923.7
Europe	408.5	264.0	178.4
Other	202.2	159.5	91.9

	$2,289.4	$1,735.0	$1,194.0

(a)	Revenues by segment and geographic region are not the same since revenues for Access Financial Solutions are included in the United States and Europe as well as revenues from sales in Canada being included in Other.

(b)	Revenues for Access Financial Solutions and for financial products are not the same because Access Financial Solutions also receives revenues from rental purchase agreements that are recorded for accounting purposes as rental revenues from operating leases.
Results for Fiscal 2006 and 2005
          The 28.2% increase in North American Distribution segment revenues from $1.3 billion for fiscal 2005 to $1.7 billion for fiscal 2006 reflected strong growth in sales of telehandlers and aerial work platforms, as the primary drivers of equipment demand, commercial and non-residential construction and solid economic activity, continued to be strong during fiscal 2006. Fleet age, rental rates and utilization of our type of equipment continue to drive demand in most product lines as rental companies maintain their strong pace of equipment refreshment and expansion. In addition, our service parts sales increased as a result of increased utilization of our customers’ fleet equipment, as did our rebuilt equipment sales to the military as a result of new contracts entered into during fiscal 2006. Partially offsetting the increase in North American Distribution segment revenues were decreases in sales of excavators and excavator service parts as a result of the sale of this product line early in the third quarter of fiscal 2006 and a decrease in sales from our rental fleet.
          The 55.7% increase in European Distribution segment revenues from $261.6 million for fiscal 2005 to $407.2 million for fiscal 2006 reflected strong growth in sales of aerial work platforms and telehandlers as a result of improved market conditions and increased sales from our rental fleet primarily due to a $30.0 million sale during the third quarter of fiscal 2006 to one customer.

          The 28.3% increase in Rest of World Distribution segment revenues from $130.0 million for fiscal 2005 to $166.8 million for fiscal 2006 reflected strong growth in sales of aerial work platforms, telehandlers and parts in all regions, partially offset by a decrease in sales of excavators as a result of the sale of this product line early in the third quarter of fiscal 2006.
          The 17.1% decrease in Access Financial Solutions segment revenues from $13.8 million for fiscal 2005 to $11.4 million for fiscal 2006 was principally attributable to transitioning customers to our “private label” limited recourse financing arrangements originated through finance companies and to an early payoff of a financed receivable, partially offset by an increase in revenues from our “private label” limited recourse financing solutions through program agreements with third-party funding providers. While we experienced decreased interest income attributable to our pledged finance receivables, we also experienced a corresponding decrease in our limited recourse debt. This resulted in $3.1 million less of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt. In accordance with the required accounting treatment, the interest portion of the payments to monetization purchasers is reflected as interest expense in our Consolidated Statements of Income.
          Our gross profit margin increased to 19.4% in fiscal 2006 from 16.6% in fiscal 2005
          The gross profit margin of our North American Distribution segment was 18.4% for fiscal 2006 compared to 13.7% for fiscal 2005. The increase in fiscal 2006 was primarily due the favorable impact of the price increases and surcharges that were implemented throughout fiscal 2005 to offset the increase in commodities, especially steel, our cost reduction activities, a favorable sales mix, including an increase in our service parts sales, improved margins on used equipment sales, reflecting increased demand for used equipment, and a favorable one-time adjustment for inbound freight costs related to a change in costing methodology. Partially offsetting these effects were the impact of rising energy prices, which continue to drive up the cost of freight and petroleum-based components, and expenses related to the integration of the Caterpillar telehandler product line.
          The gross profit margin of our European Distribution segment was 17.5% for fiscal 2006 compared to 20.1% for fiscal 2005. The decrease in fiscal 2006 was primarily due to the higher standard cost on machinery shipped from the U.S., a less favorable product and customer mix and the unfavorable impact of currency, partially offset by the favorable impact of the price increases and surcharges that were implemented throughout fiscal 2005 to offset the increase in commodities. The standard cost on machinery shipped from the U.S. during fiscal 2006 included the increased cost of commodities, which were not included in the fiscal 2005 standard cost.
          The gross profit margin of our Rest of World Distribution segment was 28.5% for fiscal 2006 compared to 30.9% for fiscal 2005. The decrease in fiscal 2006 was primarily due to the higher standard cost on machinery shipped from the U.S. and a less favorable product mix, partially offset by the favorable impact of the price increases and surcharges that were implemented throughout fiscal 2005 to offset the increase in commodities. The standard cost on machinery shipped from the U.S. during fiscal 2006 included the increased cost of commodities, which were not included in the fiscal 2005 standard cost.
          The gross profit margin of our Access Financial Solutions segment was 98.5% for fiscal 2006 compared to 93.8% for fiscal 2005. The increase was primarily due to an increase in limited recourse financing as a percentage of total segment revenues. The gross margins are typically higher in this segment since the costs associated with revenues are principally selling and administrative expenses and interest expense.

          Our selling, administrative and product development expenses increased $27.6 million in fiscal 2006 compared to fiscal 2005, but as a percentage of revenues decreased to 8.5% for fiscal 2006 compared to 9.6% for fiscal 2005. The following table summarizes the changes by category in selling, administrative and product development expenses for fiscal 2006 compared to fiscal 2005 (in millions):

Strategic initiatives	$11.7
Bonus expense	5.5
Consulting and legal costs	4.6
Salaries and related benefits	4.5
Stock option expense	3.6
Profit sharing and 401(k) plan	2.2
Accelerated vesting of restricted shares	(1.7)
Other	(2.8)

$27.6

          Our North American Distribution segment’s selling, administrative and product development expenses increased $6.1 million in fiscal 2006 compared to fiscal 2005 due primarily to our strategic initiatives discussed below, which include the integration of the Caterpillar telehandler product line, increased consulting and legal costs associated with the outsourcing of research and development projects and ordinary business activities, our increased profitability, additional employees and normal merit compensation increases, resulting in higher bonus expense and higher payroll and related benefit costs including our discretionary profit sharing contribution and 401(k) plan expense, partially offset by a decrease in expenses associated with the Gradall excavator product line and a decrease in costs related to advertising and trade shows.
          Our European Distribution segment’s selling, administrative and product development expenses increased $1.2 million in fiscal 2006 compared to fiscal 2005 due primarily to increased costs related to advertising and trade shows and expenses related to the integration of the Caterpillar product line, partially offset by a decrease in our bad debt provision.
          Our Rest of World Distribution segment’s selling, administrative and product development expenses increased $0.4 million in fiscal 2006 compared to fiscal 2005 due primarily to our increased profitability, additional employees and normal merit compensation increases, resulting in higher bonus expense and higher payroll and related benefit costs and increased costs related to advertising and trade shows.
          Our Access Financial Solutions segment’s selling and administrative expenses increased $1.1 million in fiscal 2006 compared to fiscal 2005 due primarily to an increase in our bad debt provision.
          Our general corporate selling, administrative and product development expenses increased $18.8 million in fiscal 2006 compared to fiscal 2005 due primarily to our increased profitability, additional employees and normal merit compensation increases, resulting in higher bonus expense and higher payroll and related benefit costs including our discretionary profit sharing contribution and 401(k) plan expense, the expensing of stock options, which began during the first quarter of fiscal 2006, our strategic initiatives discussed below and increased consulting and legal costs associated with ordinary business activities. Partially offsetting these effects was the absence of costs associated with the accelerated vesting of restricted share awards during fiscal 2005 triggered by our share price appreciation.
          The decrease in interest expense (net of interest income) of $10.9 million for fiscal 2006 compared to fiscal 2005 was primarily due to an increase in interest income of $6.0 million resulting from our increased cash balance and rising interest rates, and a decrease in interest expense of $4.9 million. The decrease in interest expense was primarily a result of a decrease in our limited recourse debt associated with our limited recourse and non-recourse monetizations and the early retirement of $76.3 million of principal amount of our outstanding 8 3/8% Senior Subordinated Notes due 2012 (the “2012 Notes”) and of our outstanding outstanding 8 1/4% Senior Unsecured Notes due 2008 (the “2008 Notes”) during fiscal 2005 and $20.4 million of principal amount of our outstanding 2008 Notes during fiscal 2006. Partially offsetting the decrease in interest expense was an adjustment to the interest associated with the hedging of our fixed rate debt. Interest expense associated with our finance receivables monetizations was $3.1 million in fiscal 2006 compared to $6.2 million in fiscal 2005.

          Our miscellaneous income (expense) category included currency losses of $2.8 million in fiscal 2006 compared to currency gains of $5.8 million in fiscal 2005. In addition, our miscellaneous income (expense) category for fiscal 2006 and fiscal 2005 included $1.1 million and $6.0 million, respectively, of costs associated with the early retirement of debt. The change in currency for fiscal 2006 compared to fiscal 2005 was primarily due to the currency effect on our hedging positions as the U.S. dollar weakened significantly against the Euro, the British pound and the Australian dollar during fiscal 2006.
          We enter into certain foreign currency contracts; principally forward contracts, to manage some of our foreign exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sales of our products will be affected by changes in exchange rates. We do not designate our forward exchange contracts as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as a result we recognize the mark-to-market gain or loss on these contracts in earnings.
          For additional information related to our derivative instruments, see Item 7A of Part II of this report and Note 1 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
          Our effective tax rate in fiscal 2006 was 38% as compared to 39% in fiscal 2005. Our effective tax rate for fiscal 2006 was higher than the statutory rate primarily due to providing for tax contingencies related to potential adverse tax adjustments, partially offset by a favorable source of earnings among taxing jurisdictions. We anticipate that our effective tax rate for fiscal 2007 will be 39%.
Results for Fiscal 2005 and 2004
          The 42.8% increase in North American Distribution segment revenues from $930.8 million for fiscal 2004 to $1.3 billion for fiscal 2005 reflected strong growth in all product lines, primarily resulting from general economic growth in North America, reflecting positive trends in construction spending, capacity utilization and consumer confidence and from improved market conditions and increased demand for used equipment.
          The 47.5% increase in European Distribution segment revenues from $177.4 million for fiscal 2004 to $261.6 million for fiscal 2005 reflected strong growth in sales of aerial work platforms, service parts and telehandlers due to the growth in the European economy. Partially offsetting the increase in sales was a decrease in sales of used equipment.
          The 86.0% increase in Rest of World Distribution segment revenues from $69.9 million for fiscal 2004 to $130.0 million for fiscal 2005 reflected growth in all product lines, primarily resulting from higher demand in Australia due to increased spending on public and private infrastructure and from increased demand in the Pacific Rim and Latin America markets as a result of improved economic conditions.
          The 13.5% decrease in Access Financial Solutions segment revenues from $15.9 million for fiscal 2004 to $13.8 million for fiscal 2005 was principally attributable to a decrease in our portfolio as we continued to transition customers to our limited recourse financing arrangements originated through “private label” finance companies. While we experienced decreased interest income attributable to our pledged finance receivables, we also experienced a corresponding decrease in our limited recourse debt. This resulted in $3.9 million less of interest income being passed on to monetization purchasers in the form of interest expense on limited recourse debt.
          Our gross profit margin decreased to 16.6% in fiscal 2005 from 18.9% in fiscal 2004
          The gross profit margin of our North American Distribution segment was 13.7% for fiscal 2005 compared to 17.1% for fiscal 2004. The decrease in fiscal 2005 was primarily due to an increase in market prices of raw materials, such as steel and energy, continued manufacturing inefficiencies resulting from capacity constraints in our supplier base, a less favorable product mix and lower margins on service parts sales. The decrease in our gross profit margin was partially offset by the higher sales volume during fiscal 2005, price increases and surcharges, cost reductions, productivity improvements, lower OmniQuip integration expenses and improved margins on used equipment sales reflecting increased demand for used equipment.

          The gross profit margin of our European Distribution segment was 20.1% for fiscal 2005 compared to 16.5% for fiscal 2004. The increase in fiscal 2005 was primarily due to a favorable product mix, improved margins on used equipment sales and the favorable impact of currency, partially offset by an increase in market prices of raw materials, such as steel and energy.
          The gross profit margin of our Rest of World Distribution segment was 30.9% for fiscal 2005 compared to 30.8% for fiscal 2004.
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

$17.5

          Our North American Distribution segment’s selling, administrative and product development expenses increased $0.5 million in fiscal 2005 compared to fiscal 2004 due primarily to an increase in costs related to advertising and trade shows, expenses associated with our ServicePlus operations, which we launched during the fourth quarter of fiscal 2004, an increase in product development expenses related to our aerial work platforms and telehandler products, and an increase in our utilities expense. Partially offsetting these effects were decreases in OmniQuip integration expenses and pension and other postretirement benefit costs.
          Our European Distribution segment’s selling, administrative and product development expenses increased $5.6 million in fiscal 2005 compared to fiscal 2004 due primarily to expenses associated with our Delta operations, higher payroll and related benefit costs as a result of additional employees and normal merit compensation increases, increased depreciation and amortization expense, increased consulting and legal costs associated with ordinary business activities, and an increase in bonus expense primarily due to our increased profitability. Partially offsetting these effects was a decrease in our bad debt provision primarily as a result of specific reserves incurred during the prior year.
          Our Rest of World Distribution segment’s selling, administrative and product development expenses increased $1.4 million in fiscal 2005 compared to fiscal 2004 due primarily to higher payroll and related benefit costs as a result of additional employees and normal merit compensation increases and an increase in outside sales commissions as a result of the sales volume increase.
          Our Access Financial Solutions segment’s selling and administrative expenses decreased $0.5 million in fiscal 2005 compared to fiscal 2004 due primarily to a decrease in bad debt provisions as a result of the lower reserve needed because of the decrease in outstanding pledged finance receivables. Partially offsetting this decrease were higher payroll and related benefit costs as a result of additional employees and normal merit compensation increases.
          Our general corporate selling, administrative and product development expenses increased $10.5 million in fiscal 2005 compared to fiscal 2004 due primarily to higher payroll and related benefit expense as a result of additional employees and normal merit compensation increases, increased bonus expense primarily due to our increased profitability offset in part by a reclassification between segments, increased consulting and legal costs associated with ordinary business activities, an increase in our bad debt provision and an increase in pension and other postretirement benefit costs.
          The decrease in interest expense (net of interest income) of $6.8 million for fiscal 2005 compared to fiscal 2004 was primarily due to decreased interest expense of $5.9 million associated with our limited recourse and non-recourse monetizations as a result of a decrease in our limited recourse debt and the early retirement of $61.3 million in principal amount of our outstanding 2012 Notes and $15.0 million principal amount of our outstanding 2008 Notes during the third and fourth quarters of fiscal 2005, and a $0.9 million increase in interest income. Interest expense associated with our finance receivables monetizations was $6.2 million in fiscal 2005 compared to $10.1 million in fiscal 2004.
          Our miscellaneous income (expense) category included currency gains of $5.8 million in fiscal 2005 compared to currency losses of $2.3 million in fiscal 2004. In addition, our miscellaneous income (expense) category for fiscal 2005 included $6.0 million of costs associated with the early retirement of debt. The change in currency for fiscal 2005 compared to fiscal 2004 was primarily attributable to favorable realized currency gains during the year resulting from the weaker U.S. dollar against the Euro, British pound and the Australian dollar, partially offset by the unfavorable impact of realized and unrealized forward exchange contracts.
          Our effective tax rate in fiscal 2005 was 39% as compared to 36% in fiscal 2004. Our effective tax rate for fiscal 2005 was higher than the statutory rate principally due to non-deductible compensation related to the accelerated vesting of restricted stock awards triggered by our share price appreciation and foreign valuation allowances.
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow From Operating Activities
          Cash generated from operating activities was $118.8 million for fiscal 2006 compared to $142.4 million in fiscal 2005 and $14.7 million in fiscal 2004. The decrease in cash from operations for fiscal 2006 compared to fiscal 2005 primarily resulted from higher inventory levels to support the increased business activity; the change in accounts payable resulting from a decrease in our days payables outstanding; a larger increase in our accounts receivable balance at the end of fiscal 2006 compared to fiscal 2005 as a result of our $118.1 million increase in sales during the fourth quarter of fiscal 2006; an increase in our notes receivable and other investments during fiscal 2006 compared to a reduction during fiscal 2005; an increase in the payments of sales rebates as a result of our higher sales volume and a decrease in the value of our forward exchange contracts. Partially offsetting the decreases were increases in our net income and accrued taxes due to our increased profitability. The increase in cash generated from operations in fiscal 2005 resulted primarily from a smaller increase in trade receivables as compared to fiscal 2004 which was attributable to stronger collections; an increase in our net income; and an increase in accounts payable due to higher production levels as a result of the increase in demand for our products, partially offset by higher inventory levels to support the increased business activity and inefficiencies associated with component shortages. Stronger collections were principally from the results of an initiative under our Six Sigma program focused on improving collection processes and procedures.

Cash Flow Used For Investing Activities
          We used cash of $38.8 million for investment purposes during fiscal 2006 compared to $10.3 million during fiscal 2005 and $114.9 million during fiscal 2004. Our increase in the use of cash for fiscal 2006 compared to fiscal 2005 was principally due to the acquisition of Caterpillar telehandler assets (certain equipment, inventory and substantially all of the tooling and intellectual property) and an increase in capital expenditures as a result of our strategic initiatives discussed below. Partially offsetting the increase in cash usage were proceeds received from the sale of our excavator product line assets during fiscal 2006. The reduction in cash used for investing activities for fiscal 2005 as compared to fiscal 2004 was principally due to the absence of an acquisition in fiscal 2005. In fiscal 2004, we acquired OmniQuip for $107.1 million.
Cash Flow From Financing Activities
          We had cash flows from financing activities of $25.9 million for fiscal 2006 compared to $61.7 million for fiscal 2005 and $4.8 million for fiscal 2004. The decrease in cash from financing activities for fiscal 2006 compared to fiscal 2005 was largely attributable to net proceeds from the issuance of common stock in fiscal 2005 that was not repeated in fiscal 2006, partially offset by a lower amount of debt repurchases and the increase in excess tax benefits from stock-based compensation. The increase in cash from financing activities for fiscal 2005 compared to fiscal 2004 was largely attributable to our net proceeds from the issuance of common stock and from the exercise of stock options during fiscal 2005. Partially offsetting the increase in cash provided by financing activities was the repurchase of $15.0 million in principal amount of our outstanding 2008 Notes, the repurchase of $61.3 million in principal amount of our outstanding 2012 Notes and the absence of monetizations of our finance receivables during fiscal 2005 compared to $14.0 million of monetizations during fiscal 2004.
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
          We expect that our principal sources of liquidity for fiscal 2007 will be existing cash balances, cash generated from operations and borrowings under our credit facilities. Availability of funds under our credit facilities and monetizations of finance receivables depend on a variety of factors described below. As of July 31, 2006, we had cash balances totaling $328.1 million and unused credit commitments totaling $202.5 million.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
          The following table provides a summary of our contractual obligations (in millions) at July 31, 2006:

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Short- and long-term debt (a)	$286.1	$25.7	$118.0	$24.5	$117.9
Limited recourse debt (b)	23.7	16.0	7.7	—	—
Operating leases (c)	37.7	7.4	13.7	6.7	9.9
Purchase obligations (d)	147.7	147.7	—	—	—

Total contractual obligations (e)	$495.2	$196.8	$139.4	$31.2	$127.8

(a)	Includes our 2008 Notes, 2012 Notes, a $10.0 million five-year loan and a $5.0 million promissory note as more fully described in Note 9 of Notes to Consolidated Financial Statements, Item 8 of Part II of this report and associated estimated interest expense payments.

(b)	Our limited recourse debt is the result of the sale of finance receivables through limited recourse monetization transactions.

(c)	In accordance with SFAS No. 13, “Accounting for Leases,” operating lease obligations are not reflected in the balance sheet.

(d)	We enter into contractual arrangements that result in our obligation to make future payments, including purchase obligations. We enter into these arrangements in the ordinary course of business in order to ensure adequate levels of inventories, machinery and equipment, or services. Purchase obligations primarily consist of inventory purchase commitments, including raw materials, components and sourced products.

(e)	We anticipate that our funding obligation for our pension and postretirement benefit plans in fiscal 2007 will approximate $1.9 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. We have not presented estimated pension and postretirement funding in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.
          The following table provides a summary of our other commercial commitments (in millions) at July 31, 2006:

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			Over
	Committed	1 Year	1-3 Years	4-5 Years	5 Years
Standby letters of credit	$12.5	$10.8	$1.7	$—	$—
Guarantees (a)	87.3	13.6	19.7	52.1	1.9

Total commercial commitments	$99.8	$24.4	$21.4	$52.1	$1.9

(a)	We discuss our guarantee agreements in Note 14 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
          As discussed in Note 14 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report, we are a party to multiple agreements whereby we guarantee $87.3 million in indebtedness of others. In connection with our customer financing activities, guarantees comprise one of the financing or credit support programs that we offer to certain of our customers. These guarantees arise from those customer financing activities. If the financial condition of these customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required. Also as discussed in Note 14 of the Notes to Consolidated Financial Statements, our future results of operations, financial condition and liquidity may be affected to the extent that our ultimate exposure with respect to product liability varies from current estimates. Also as discussed in Note 14 and in Item 3 of Part I of this report, pending legal proceedings and other contingencies have the potential to adversely affect our financial condition or liquidity.
STRATEGIC INITIATIVES, ACQUISITIONS AND DIVESTITURES
          On October 27, 2005, we entered into a 20-year strategic Alliance with Caterpillar related to the design, manufacture and sale by us of Caterpillar branded telehandlers. The Alliance establishes separate dates in different geographic markets for the transition of telehandler manufacturing and selling responsibility from Caterpillar to us ranging from July 1 to November 1, 2006. As part of the Alliance, we acquired certain equipment, inventory and substantially all of the tooling and intellectual property used by Caterpillar exclusively in connection with the design and manufacture of Caterpillar’s current European telehandler products. The purchase price for these Caterpillar telehandler assets was $46.4 million paid at closing, plus $5.0 million that was paid on September 15, 2006.
          Our strategic initiatives for fiscal 2006 included the development of the North American Caterpillar telehandler product line and capacity improvements in both Belgium and Pennsylvania to accommodate the additional volume, for the expansion of our ServicePlus operations, formation of our Commercial Solutions Group, reopening of the Bedford, Pennsylvania and Orrville, Ohio facilities, All-Terrain Lifter, Army System (“ATLAS”) II military telehandler development and other proprietary projects. As a result of these strategic initiatives, approximately $22 million was expensed during fiscal 2006, a reduction of approximately $4 million from our previous estimate largely as a result of a reduction in expenses related to the integration of the Caterpillar telehandler product line.

          For fiscal 2006, we incurred capital expenditures of approximately $25.5 million in property, plant and equipment, which included capital investments in the strategic initiatives described above. This is a reduction of approximately $15.5 million from our previous estimate largely as a result of rental fleet sales exceeding rental fleet purchases by approximately $7.1 million for fiscal 2006 and the timing of the expenditures related to the Caterpillar telehandler product line. Included in the total, is the $10.8 million in capital expenditures associated with the Caterpillar Alliance. For fiscal 2007, we anticipate incurring capital expenditures of $80 million in property, plant and equipment, which includes net rental fleet purchases of approximately $30 million.
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
          On April 30, 2004, we completed the purchase of Delta for $9.9 million, which included transaction expenses of $0.9 million. See Note 2 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. Headquartered in Tonneins, France, Delta has two facilities that manufacture the Toucan brand of vertical mast lifts, and a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations. In addition, we purchased certain intellectual property and related assets of Manitowoc’s discontinued product lines, which permitted us to re-launch selected Liftlux models. We funded the purchase price with cash generated from operations.
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
LONG-TERM DEBT AND EQUITY
          On March 22, 2006, we entered into a $10.0 million, 2 1/2% fixed rate, five-year loan that matures on April 1, 2011. This loan was related to job creation and was extended by Citizens Bank of Pennsylvania in partnership with the Commonwealth of Pennsylvania as a result of our expansion efforts including the reopening of our Sunnyside facility in Bedford, Pennsylvania.
          During the third and fourth quarters of fiscal 2006, we used approximately $22.0 million of cash generated from operations for the acceptance of unsolicited offers by note holders to sell $20.4 million in principal amount of our outstanding 2008 Notes at prices ranging from 104.25% to 105.625% of such principal amount, plus accrued and unpaid interest. We incurred charges of approximately $0.8 million (after taxes) relating to the extinguishment of debt and the write-off of deferred financing costs resulting from the open market purchases of our 2008 Notes. These purchases of our 2008 Notes will lower our future interest expense by $1.7 million annually and they reduced our fiscal 2006 interest expense by $0.5 million.
          On March 16, 2005, we completed the sale of 11,500,000 shares of our common stock in an underwritten public offering at a price to the public of $10.99 per share. After deducting underwriting discounts and commissions and offering expenses paid by us, net proceeds from this offering totaled approximately $119.4 million.
          During the third quarter of fiscal 2005, we used approximately $68.1 million of the net proceeds from the common stock offering to redeem $61.3 million in principal amount of our outstanding 2012 Notes under an “equity clawback” provision that permits a redemption of up to 35% of the aggregate principal amount of the 2012 Notes at a price equal to 108.375% of such principal amount, plus accrued and unpaid interest, at any time prior to June 15, 2005. We incurred a charge of approximately $3.2 million (after taxes) relating to the extinguishment of debt, net of the deferred gain on the related interest rate swap, and the write-off of deferred financing costs resulting from the redemption of our 2012 Notes. The redemption of our 2012 Notes lowered our interest expense by $5.1 million annually, and it reduced our fiscal 2005 interest expense by $1.5 million.
          During the third and fourth quarters of fiscal 2005, we used approximately $16.4 million of the net proceeds from the common stock offering for the acceptance of unsolicited offers by note holders to sell $15.0 million in principal amount of our outstanding 2008 Notes at prices ranging from 105.25% to 106% of such principal amount, plus accrued and unpaid interest. We incurred a charge of approximately $0.7 million (after taxes) relating to the extinguishment of debt and the write-off of deferred financing costs resulting from the open market purchase of our 2008 Notes. The purchases of our 2008 Notes lowered our interest expense by $1.2 million annually, and it reduced our fiscal 2005 interest expense by $0.4 million.
CREDIT FACILITIES
          We have a five-year $200.0 million senior secured revolving credit facility that expires November 30, 2010. The facility includes an accordion feature under which JLG, subject to obtaining increased commitments from existing or new lenders, may increase the maximum availability of the facility up to $300 million. In addition, we have a pari passu, $15.0 million cash management facility that expires November 30, 2007. Both facilities are secured by a lien on substantially all of our domestic assets excluding property, plant and equipment. Availability of credit requires compliance with various covenants, including a requirement that in the event the facility borrowing availability is less than 15%, at any time, or in the event that during the 90-day period following payment of certain bond obligations, the facility borrowing availability is less than 40%, we will maintain a fixed charge coverage ratio (as defined in the senior secured revolving credit facility) of not less than 1.10 to 1.0. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and 70% of various categories of domestic inventory. Accordingly, credit available to us under these facilities will vary with seasonal and other changes in the borrowing base, and we may not have full availability of the stated maximum amount of credit at all times. However, based on our current business plan, we expect to have sufficient credit available that, combined with existing cash balances and cash to be generated from operations, will meet our expected seasonal requirements for working capital, planned capital and integration expenditures for the next twelve months.
MONETIZATION OF FINANCE RECEIVABLES AND PROGRAM AGREEMENTS
          Historically, our Access Financial Solutions segment originated and monetized customer finance receivables principally through limited recourse syndications. Since late 2003, the focus of this segment has shifted to providing “private label” financing solutions through program agreements with third-party funding providers, subject to limited recourse to us. Transactions funded by the finance companies are not held by us as financial assets, and therefore the subsequent payment from the finance companies is not recorded on our financial statements. We may still fund some transactions not funded by the finance companies to the extent of our liquidity sources. These transactions may subsequently be monetized.
          During fiscal 2006 and fiscal 2005 no finance receivables were monetized and in fiscal 2004, we monetized $13.4 million of finance receivables through syndications. During the same periods, $86.3 million, $38.0 million and $21.2 million, respectively, of sales to our customers were funded through program agreements with third-party finance companies. Although monetizations generate cash, under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, the monetized portion of our finance receivables portfolio remains recorded on our balance sheet as limited recourse debt with the associated pledged finance receivable that was sold. We expect that our limited recourse debt balance will continue to decline.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
          Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report. As disclosed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
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
          We discuss our guarantee agreements in Note 14 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
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
          The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities, which may result in proposed assessments. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which our earnings and/or deductions are realized may differ from current estimates.
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
          Pension and Postretirement Benefits: Pension and postretirement benefit costs and obligations are dependent on assumptions used in calculation of these amounts. These assumptions, used by actuaries, include discount rates, expected returns on plan assets for funded plans, rates of salary increases, health care cost trend rates, mortality rates, participant demographics and other factors. We consider current market conditions, including interest rates, in making these assumptions. We develop the discount rates by considering the yields available on high-quality fixed income investments with long-term maturities corresponding to the related benefit obligation. We develop the expected return on plan assets by considering various factors, which include the plan’s targeted asset allocation percentages, historic returns, and expected future returns. In accordance with GAAP, actual results that differ from the actuarial assumptions are accumulated and amortized to future periods and therefore affect recognized expense and recorded obligations in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations.
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
          Revenue Recognition: We recognize revenue when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence that a sales arrangement exists; the price is fixed or determinable;

collectibility of cash is reasonably assured; and delivery has occurred or services have been rendered. For the majority of our sales, we recognize revenue when title is transferred to the customer as soon as the product is shipped. For a portion of our sales, primarily in Europe, we recognize revenue when title is transferred to the customer upon receipt at the customer’s location. In addition, certain sales, including our ATLAS brand of military telehandler products, may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the equipment and risk of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer, and we have no further obligations under the order other than customary post-sales support activities. During fiscal 2006, less than 1.0% of our sales were invoiced and the revenue recognized prior to customers taking physical possession. In order for us to recognize revenue on the Millennia Military Vehicle (“MMV”) brand of military telehandler products, they must pass inspection by a government Quality Assurance Representative (“QAR”) at the point of production to ensure special paint requirements are met and by a government representative at the point of destination to verify delivery without damage during transportation.
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
          We ship equipment on a limited basis to certain customers on consignment, but we recognize the revenues only upon final sale of the equipment by the consignee. At July 31, 2006, we had $6.2 million of inventory on consignment.
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
OUTLOOK
          Demand for access equipment remains strong, driven by expansion of our customers’ rental fleets and a robust non-residential construction market. Our rental company customers continue to enjoy sustained high utilization rates and improved rental rates, feeding the demand for our products. Although housing starts have slowed, they remain strong based on historical comparisons.
          In fiscal 2007, our focus will be on improving the quality of earnings through aggressive cost reduction activities, especially across our entire telehandler product portfolio, and margin improvement through pricing action and control of associated discounts. We have successfully grown our telehandler market share positioning us now to focus on realizing the volume purchasing and other cost reduction benefits associated with our market leadership. Another focus will be our small scissor line where price is the deciding factor. We will continue to deploy our Six

Sigma strategy along with other lean principles and activities to improve our operational efficiency and the quality of our products and services.
          Absent any major geopolitical events or economic shocks, we anticipate continued strong demand for access equipment in fiscal 2007.
RECENT ACCOUNTING PRONOUNCEMENTS
          Information regarding recent accounting pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
OFF-BALANCE SHEET ARRANGEMENTS
          Information regarding off-balance sheet arrangements is included in our Contractual Obligations and Other Commercial Commitments tables, Item 7 of Part II of this report and in Note 5 and Note 14 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
          We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage exposure to these risks principally through our regular operating and financing activities.
          We are exposed to changes in interest rates as a result of our outstanding debt. Our outstanding interest rate swap instruments at July 31, 2006 consisted of a $70.0 million notional fixed-to-variable rate swap with a fixed-rate receipt of 8 3/8% and a $62.5 million notional fixed-to-variable rate swap with a fixed-rate receipt of 8 1/4%. The bases of the variable rates paid related to our $70.0 million and $62.5 million interest rate swap instruments are the six month London Interbank Offered Rate (LIBOR) plus 4.51% and 5.15%, respectively. These swap agreements are designated as hedges of the fixed-rate borrowings which are outstanding and are structured as perfect hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During fiscal 2003, we terminated our $87.5 million notional fixed-to-variable interest rate swap agreement with a fixed-rate receipt of 8 3/8% that we entered into during June 2002, which resulted in a deferred gain of $6.2 million. The remaining deferred gain of $2.6 million will offset interest expense over the remaining life of the debt. Total interest bearing liabilities at July 31, 2006 consisted of $123.6 million in variable-rate borrowing and $116.0 million in fixed-rate borrowing. At the current level of variable-rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $1.2 million on an annual basis. A hypothetical 10% change in interest rates would not result in a material change in the fair value of our fixed-rate debt.
          We manufacture our products in the United States, Belgium and France, and sell these products in North America and Europe as well as other international markets. As a result of the sales of our products in foreign markets, our earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies in which certain of our transactions in foreign markets are denominated. At July 31, 2006, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have the effect of reducing gross profits for the year ended July 31, 2006 by approximately $47 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.
          In addition to the direct effects of changes in exchange rates, such changes also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not take into account potential changes in sales levels or local currency prices.

          We enter into certain currency forward contracts to mitigate our foreign exchange risk that qualify as derivative instruments under SFAS No. 133. However, we have not designated these instruments as hedge transactions under SFAS No. 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings. Some natural hedges are also used to mitigate transaction and forecasted exposures. At July 31, 2006, we were managing $315.6 million of foreign currency contracts. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sales of our products will be affected by changes in exchange rates.
          Additional information regarding our management of exposure to market risks is included in Note 1 of the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended July 31,
(in millions, except per share data)	2006	2005	2004
Revenues
Net sales	$2,268.3	$1,713.8	$1,170.2
Financial products	11.1	11.9	15.2
Rentals	10.0	9.3	8.6

	2,289.4	1,735.0	1,194.0
Cost of sales	1,846.4	1,447.8	968.6

Gross profit	443.0	287.2	225.4
Selling and administrative expenses	164.3	142.3	128.5
Product development expenses	30.3	24.6	21.0
Gain related to sale of Gradall excavator product line	(14.6)	—	—

Income from operations	263.0	120.3	75.9
Other income (deductions):
Interest expense, net of interest income	(17.7)	(28.6)	(35.4)
Miscellaneous, net	(3.2)	1.4	1.4

Income before taxes	242.1	93.1	41.9
Income tax provision	92.8	35.9	15.3

Net income	$149.3	$57.2	$26.6

Earnings per common share	$1.43	$.61	$.31

Earnings per common share—assuming dilution	$1.40	$.60	$.30

Cash dividends per share	$.015	$.01	$.01

Weighted average shares outstanding	104.3	93.1	85.7

Weighted average shares outstanding—assuming dilution	106.5	95.6	88.1

     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	July 31,
(in millions, except per share data)	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$328.1	$223.6
Trade accounts and finance receivables, less allowance for doubtful accounts and provision for losses of $9.9 in 2006 and $11.3 in 2005	445.6	419.9
Inventories	212.9	169.1
Other current assets	47.6	56.7

Total Current Assets	1,034.2	869.3
Property, plant and equipment, net	98.3	85.9
Equipment held for rental, net of accumulated depreciation of $9.6 in 2006 and $9.0 in 2005	21.5	22.6
Finance receivables, less current portion	29.2	30.4
Pledged finance receivables, less current portion	7.7	33.6
Goodwill	57.4	61.6
Intangible assets, net of accumulated amortization of $5.3 in 2006 and $6.8 in 2005	74.1	32.1
Other assets	74.9	68.1

	$1,397.3	$1,203.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$5.7	$0.7
Current portion of long-term debt	2.8	0.8
Current portion of limited recourse debt from finance receivables monetizations	16.0	29.6
Accounts payable	233.7	200.3
Accrued expenses	168.6	148.7

Total Current Liabilities	426.8	380.1
Long-term debt, less current portion	207.4	224.2
Limited recourse debt from finance receivables monetizations, less current portion	7.7	34.0
Accrued post-retirement benefits	25.7	31.1
Other long-term liabilities	20.0	27.3
Provisions for contingencies	34.3	28.3
Shareholders’ Equity
Capital stock:
Authorized shares: 200.0 at $.20 par value
Issued and outstanding shares: 2006 — 106.8 shares; 2005 — 103.3 shares	21.4	20.7
Additional paid-in capital	209.3	170.4
Retained earnings	458.2	310.5
Unearned compensation	—	(7.4)
Accumulated other comprehensive loss	(13.5)	(15.6)

Total Shareholders’ Equity	675.4	478.6

	$1,397.3	$1,203.6

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other	Total
	Capital Stock		Additional	Retained	Unearned	Comprehensive	Shareholders’
(in millions, except per share data)	Shares	Par Value	Paid-in Capital	Earnings	Compensation	(Loss) Income	Equity
Balances at July 31, 2003	86.7	$17.3	$14.9	$228.5	$(5.4)	$(7.6)	$247.7
Comprehensive income:
Net income for the year				26.6
Aggregate translation adjustment						0.1
Minimum pension liability adjustment, net of deferred taxes of $0.7						1.4
Total comprehensive income							28.1
Dividends paid: $.01 per share				(0.8)			(0.8)
Shares issued under incentive plan	1.1	0.3	5.2		(3.0)		2.5
Tax benefit related to exercise of nonqualified stock options			0.7				0.7
Amortization of unearned compensation					3.1		3.1

Balances at July 31, 2004	87.8	17.6	20.8	254.3	(5.3)	(6.1)	281.3

Comprehensive income:
Net income for the year				57.2
Aggregate translation adjustment						(7.6)
Minimum pension liability adjustment, net of deferred tax benefit of $1.2						(1.9)
Total comprehensive income							47.7
Dividends paid: $.01 per share				(1.0)			(1.0)
Net proceeds from issuance of Common Stock	11.5	2.3	117.1				119.4
Shares issued under incentive plan	4.0	0.8	24.6		(5.6)		19.8
Tax benefit related to exercise of nonqualified stock options			7.9				7.9
Amortization of unearned compensation					3.5		3.5

Balances at July 31, 2005	103.3	20.7	170.4	310.5	(7.4)	(15.6)	478.6

Comprehensive income:
Net income for the year				149.3
Aggregate translation adjustment						(1.3)
Minimum pension liability adjustment, net of deferred taxes of $2.1						3.4
Total comprehensive income							151.4
Dividends paid: $.015 per share				(1.6)			(1.6)
Stock options exercised	3.1	0.6	18.0				18.6
Tax benefit related to exercise of nonqualified stock options			20.4				20.4
Stock-based compensation and awards of restricted shares	0.4	0.1	7.9				8.0
Reclassification of unearned compensation to additional paid in capital upon adoption of Statement of Financial Accounting Standards No. 123R (see Note 1)			(7.4)		7.4		—

Balances at July 31, 2006	106.8	$21.4	$209.3	$458.2	$—	$(13.5)	$675.4

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
(in millions)	2006	2005	2004
OPERATIONS
Net income	$149.3	$57.2	$26.6
Adjustments to reconcile net income to cash flow from operating activities:
Gain related to sale of Gradall excavator product line	(14.6)	—	—
Gain on sale of equipment held for rental	(13.7)	(11.7)	(12.5)
(Gain) loss on sale of property, plant and equipment	(0.4)	0.9	0.3
Non-cash charges and credits:
Depreciation and amortization	28.6	28.9	25.7
Provision for self-insured losses	11.7	12.7	10.3
Deferred income taxes	(2.3)	(16.5)	(7.9)
Other	14.9	10.8	14.7
Changes in selected working capital items:
Accounts receivable	(45.3)	(25.9)	(66.3)
Inventories	(64.7)	(15.3)	9.2
Accounts payable	42.3	60.4	33.2
Other operating assets and liabilities	33.5	30.6	13.5
Changes in finance receivables	(2.3)	1.9	(6.1)
Changes in pledged finance receivables	(0.6)	—	(14.9)
Changes in other assets and liabilities	(17.6)	8.4	(11.1)

Cash flow from operating activities	118.8	142.4	14.7

INVESTMENTS
Purchases of property, plant and equipment	(32.6)	(15.4)	(12.4)
Proceeds from the sale of property, plant and equipment	0.7	1.1	0.1
Purchases of equipment held for rental	(43.5)	(31.3)	(26.7)
Proceeds from the sale of equipment held for rental	50.6	35.1	33.3
Proceeds from the sale of Gradall excavator product line	33.0	—	—
Cash portion of acquisitions	(47.1)	(0.1)	(109.6)
Other	0.1	0.3	0.4

Cash flow used for investing activities	(38.8)	(10.3)	(114.9)

FINANCING
Issuance of long-term debt	10.0	156.0	352.0
Repayment of long-term debt	(21.5)	(232.5)	(362.6)
Issuance of limited recourse debt	—	—	14.0
Repayment of limited recourse debt	—	—	(0.3)
Payment of dividends	(1.6)	(1.0)	(0.8)
Net proceeds from issuance of common stock	—	119.4	—
Cash proceeds received from the exercise of stock options	18.6	19.8	2.5
Excess tax benefits from stock-based compensation	20.4	—	—

Cash flow from financing activities	25.9	61.7	4.8

CURRENCY ADJUSTMENTS
Effect of exchange rate changes on cash	(1.4)	(7.9)	0.3

CASH AND CASH EQUIVALENTS
Net change in cash and cash equivalents	104.5	185.9	(95.1)
Beginning balance	223.6	37.7	132.8

Ending balance	$328.1	$223.6	$37.7

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share data and unless otherwise indicated)
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
Reclassifications
          Where appropriate, we have reclassified certain prior year amounts in the consolidated financial statements to conform to the fiscal 2006 presentation.
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
Capital Stock
          On March 27, 2006, we distributed a two-for-one stock split of our then outstanding common stock. All share and per share data included in this report on Form 10-K have been restated to reflect the stock split.
Revenue Recognition
          We recognize revenue when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence that a sales arrangement exists; the price is fixed or determinable; collectibility of cash is reasonably assured; and delivery has occurred or services have been rendered. For the majority of our sales, we recognize revenue when title is transferred to the customer as soon as the product is shipped. For a portion of our sales, primarily in Europe, we recognize revenue when title is transferred to the customer upon receipt at the customer’s location. In addition, certain sales, including our ATLAS brand of military telehandler products, may be invoiced prior to the time customers take physical possession. In such cases, revenue is recognized only when the customer has a fixed commitment to purchase the equipment, the equipment has been completed and made available to the customer for pickup or delivery, and the customer has requested that we hold the equipment for pickup or delivery at a time specified by the customer. In such cases, the equipment is invoiced under our customary billing terms, title to the equipment and risk of ownership passes to the customer upon invoicing, the equipment is segregated from our inventory and identified as belonging to the customer, and we have no further obligations under the order other than customary post-sales support activities. During fiscal 2006, less than 1.0% of our sales were invoiced and the revenue recognized prior to customers taking physical possession. In order for us to recognize revenue on the Millennia Military Vehicle (“MMV”) brand of military telehandler products, they must pass inspection by a government Quality Assurance Representative (“QAR”) at the point of production to ensure special paint requirements are met and by a government representative at the point of destination to verify delivery without damage during transportation.
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
          We ship equipment on a limited basis to certain customers on consignment, but we recognize the revenues only upon final sale of the equipment by the consignee. At July 31, 2006, we had $6.2 million of inventory on consignment.
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
Inventories
          Inventories are stated at the lower of cost or market. The cost of inventories located in the United States is based primarily on the LIFO (last-in, first-out) method. All other inventories are based on the FIFO (first-in, first-out) method.
          Our inventories consist of the following at July 31:

	2006	2005
Finished goods	$112.4	$78.8
Raw materials and work in process	116.1	107.4

	228.5	186.2
Less excess and obsolete inventory reserve	(6.5)	(8.9)

Net inventories at FIFO cost	222.0	177.3
Less LIFO reserve	(9.1)	(8.2)

	$212.9	$169.1

          The cost of inventories stated under the LIFO method was 41% and 44% at July 31, 2006 and 2005, respectively, of our total inventory.
Property, Plant and Equipment and Equipment Held for Rental
          Property, plant and equipment and equipment held for rental are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, based on useful lives of 15 years for land improvements, 10 to 20 years for buildings and improvements, three to 10 years for machinery and equipment, and three to seven years for equipment held for rental. Depreciation expense was $25.4 million, $25.3 million and $22.7 million for the fiscal years 2006, 2005 and 2004, respectively, and includes the amortization of assets under capital leases.

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
          If the carrying amount of the reporting unit exceeds the estimated fair value determined through that discounted cash flow methodology, goodwill impairment could be present. We would measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill.
          We determined our reporting units to be our business operating segments for the purpose of our annual goodwill impairment test. We used our North American and European Distribution business operating segments as our reporting units in the determination of goodwill impairment.

          This table presents our reconciliation of the recorded goodwill during the period from August 1, 2004 to July 31, 2006:

	North American	European
	Distribution	Distribution	Total
Balance as of August 1, 2004	$60.8	$2.1	$62.9
Additions	—	0.1	0.1
Reductions	(1.4)	—	(1.4)

Balance as of July 31, 2005	59.4	2.2	61.6
Dispositions	(1.2)	—	(1.2)
Reductions	(3.1)	—	(3.1)
Translation	—	0.1	0.1

Balance as of July 31, 2006	$55.1	$2.3	$57.4

          The $1.2 million disposition during fiscal 2006 was the result of the sale of the Gradall excavator product line during the third quarter. There were no dispositions of businesses with related goodwill during fiscal 2005. Purchase accounting adjustments during fiscal 2006 and 2005 related to reductions in the initial accruals as a result of the finalization of our plan of integrating the OmniQuip business with our existing business. In accordance with Emerging Issue Task Force (“EITF”) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” costs expended which are less than the amount recorded as a liability assumed in a purchase business combination reduce the cost of the acquired company.
Income Taxes
          Deferred income tax assets and liabilities arise from differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. Deferred tax balances are determined by using the tax rate expected to be in effect when the taxes are paid or refunds received.
Product Development
          We incurred product development costs of $28.7 million, $23.8 million and $20.2 million in fiscal 2006, 2005 and 2004, respectively, which were charged to expense as incurred.
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
          This table presents our reconciliation of accrued product warranty during the period from August 1, 2004 to July 31, 2006:

Balance as of August 1, 2004	$11.8
Payments	(12.9)
Accruals	14.5

Balance as of July 31, 2005	13.4
Payments	(13.6)
Accruals	17.9
Sale of Gradall excavator product line (see Note 3)	(1.0)

Balance as of July 31, 2006	$16.7

Concentrations of Credit Risk
          Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of trade and finance receivables. As of July 31, 2006, approximately 10% of our trade receivables were due from one customer and approximately 45% of our finance receivables were due from three customers (including 17% from the same customer that accounts for 10% of our trade receivables). We routinely evaluate the creditworthiness of our customers and secure transactions with letters of credit or other forms of security where we believe the risk warrants it. Finance receivables are collateralized by a security interest in the underlying assets.
Advertising and Promotion
          All costs associated with advertising and promoting products are expensed in the year incurred. Advertising has been incurred when the services have been rendered or provided. Advertising and promotion expense was $10.0 million, $9.1 million and $6.0 million in fiscal 2006, 2005 and 2004, respectively.
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
          We are exposed to risks arising from changes in foreign currency rates, primarily the British pound, Euro and Australian dollar. The aggregate gains and losses associated with foreign currency transactions included in the results of operations were losses of $2.8 million in fiscal 2006, gains of $5.8 million in fiscal 2005 and losses of $2.3 million in fiscal 2004.
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
          Our outstanding interest rate swap instruments at July 31, 2006 consisted of a $70.0 million notional fixed-to-variable rate swap with a fixed-rate receipt of 8 3/8% and a $62.5 million notional fixed-to-variable rate swap with a fixed-rate receipt of 8 1/4%. The bases of the variable rates paid related to our $70.0 million and $62.5 million interest rate swap instruments are the six month London Interbank Offered Rate (LIBOR) plus 4.51% and 5.15%, respectively. The fair value of our interest rate hedges were a negative $8.9 million at July 31, 2006 and reflect the estimated amount that we would owe to terminate the contracts at the reporting date. The fair value of our interest rate hedges is included in long-term debt, less current portion on our Consolidated Balance Sheets.

          With respect to foreign currency market risk, we enter into certain foreign currency contracts; principally forward exchanges, to manage some of our foreign currency exchange risk. Some natural hedges are also used to mitigate transaction and forecasted exposures. Through our foreign currency hedging activities, we seek primarily to minimize the risk that cash flows resulting from the sales of our products will be affected by changes in exchange rates. Although these contracts qualify as derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, we have not designated these instruments as hedge transactions under SFAS No. 133 and, accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives are included in the Consolidated Balance Sheet in other current assets and other current liabilities. The mark-to-market impact related to the above forwards were a loss of approximately $9.2 million in fiscal 2006 and gains of approximately $7.7 million and $0.2 million in the fiscal 2005 and 2004, respectively, and are included in “Miscellaneous, net” in the Consolidated Statements of Income.
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
Stock-Based Compensation
          Prior to August 1, 2005, we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. See Note 16 of the Notes to Consolidated Financial Statements for information regarding our stock-based incentive plan, options outstanding and options exercisable. No stock-based compensation expense was recognized in our Consolidated Statements of Income prior to fiscal 2006 for stock option grants, as the exercise price was equal to the market price of the underlying stock on the date of grant. In addition, previously we recorded unearned stock-based compensation for nonvested restricted stock awards as “unearned compensation” in the shareholders’ equity section of our Consolidated Balance Sheets.
          On August 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123R. Under this transition method, stock-based compensation expense for fiscal 2006 included: (a) compensation expense related to restricted stock awards, (b) compensation expense for all stock options granted prior to, but not yet vested as of July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (c) compensation expense for awards granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method of SFAS No. 123R, financial results for prior periods have not been restated.
          SFAS No. 123R requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (“excess tax benefits”) be classified as financing cash flows prospectively from January 1, 2006. Prior to the adoption of SFAS No. 123R, such excess tax benefits were presented as operating cash flows.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS No. 123 for the years ended July 31:

	2005	2004
Net income, as reported	$57.2	$26.6
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.3)	(2.9)

Pro forma net income	$54.9	$23.7

Earnings per share:
Earnings per common share—as reported	$.61	$.31

Earnings per common share—pro forma	$.59	$.28

Earnings per common share—assuming dilution—as reported	$.60	$.30

Earnings per common share—assuming dilution—pro forma	$.57	$.27

          The weighted-average fair values at date of grant for options granted during fiscal 2006, 2005 and 2004 were $9.65, $7.04 and $3.68, respectively, and were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004
Expected volatility	48.1%	51.5%	59.1%
Expected life in years	6.0	5.0	5.0
Dividend yield	.07%	.07%	.14%
Risk free interest rate	4.98%	4.03%	3.68%
Recent Accounting Pronouncements
          In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. Previously, APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior period financial statements. SFAS No. 154 was effective as of January 1, 2006 and the adoption of this standard did not have any impact on us in fiscal 2006.
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
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140. SFAS No. 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We are currently evaluating the impact of SFAS No. 156 on our financial condition and results of operations.
          In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We will be required to adopt FIN 48 as of August 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of FIN 48 on our financial condition and results of operations.
NOTE 2—ACQUISITIONS
FISCAL 2006
          On October 27, 2005, we entered into a 20-year strategic alliance (the “Alliance”) with Caterpillar Inc. (“Caterpillar”) related to the design, manufacture and sale by us of Caterpillar branded telehandlers. The Alliance establishes separate dates in different geographic markets for the transition of telehandler manufacturing and selling responsibility from Caterpillar to us ranging from July 1 to November 1, 2006. As part of the Alliance, we acquired certain equipment, inventory and substantially all of the tooling and intellectual property used by Caterpillar exclusively in connection with the design and manufacture of Caterpillar’s current European telehandler products. The purchase price for these Caterpillar telehandler assets was $52.1 million, which included transaction expenses of $0.6 million, of which $46.4 million was paid at closing on November 30, 2005 with the remaining $5.0 million paid on September 15, 2006. We funded the cash portion of the purchase price of the Caterpillar telehandler assets and the transaction expenses with cash generated from operations.
          We made this asset acquisition because of its strategic fit and adherence to our growth strategy and acquisition criteria. This acquisition was an addition to our North American and European Distribution segments and has been accounted for as an asset purchase.
          The following table summarizes our estimated fair values of the Caterpillar telehandler assets acquired and liabilities assumed:

Property, plant and equipment	$6.3
Inventory	0.8
Other intangible assets	45.1
Other liabilities	(0.1)

Net cash consideration	$52.1

          Of the $45.1 million of acquired intangible assets as of July 31, 2006, $29.8 million was assigned to distributor and customer relations (20-year weighted-average useful life), $8.9 million was assigned to patents (10-year weighted-average useful life) and $6.4 million was assigned to a covenant not-to-compete agreement (20-year weighted-average useful life). The entire amount of intangible assets is expected to be deductible for tax purposes.
          We continue to evaluate the initial purchase price allocation for the Caterpillar telehandler asset acquisition, and we will adjust the allocations as additional information relative to the fair market values of the assets and liabilities become known. Examples of factors and information that we use to refine the allocations include tangible and intangible asset appraisals.

FISCAL 2004
     We completed several acquisitions of existing businesses during the year ended July 31, 2004. We completed these acquisitions because of their strategic fit and adherence to our growth strategy and acquisition criteria. The acquisitions during this time period were accounted for as purchases and have resulted in the recognition of goodwill in our financial statements. Goodwill arising from the purchase accounting reflects a number of factors including the future earnings and cash flow potential of the acquired business and complimentary strategic fit and resulting synergies these acquisitions bring to existing operations.
     On April 30, 2004, we completed the purchase of Delta Manlift SAS (“Delta”), a subsidiary of The Manitowoc Company (“Manitowoc”) for $9.9 million, which included transaction expenses of $0.9 million. Headquartered in Tonneins, France, Delta has two facilities that manufacture the Toucan brand of vertical mast lifts, and a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations. In addition, we purchased certain intellectual property and related assets of Manitowoc’s discontinued product lines, which permitted us to re-launch selected models of the Liftlux brand scissor lifts. We funded the purchase price with cash generated from operations.
     The following table summarizes our estimated fair values of the Delta assets acquired and liabilities assumed on April 30, 2004:

Accounts receivable	$8.5
Inventory	3.2
Property, plant and equipment	1.4
Goodwill	0.7
Other intangible assets, trademarks	2.9
Accounts payable	(3.9)
Other assets and liabilities, net	(2.8)
Assumed debt	(0.1)

Net cash consideration	$9.9

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

     The following table summarizes our fair values of the OmniQuip assets acquired and liabilities assumed on August 1, 2003:

Accounts receivable	$33.9
Inventory	37.4
Property, plant and equipment	9.7
Goodwill	26.7
Other intangible assets, primarily trademarks and patents	34.2
Accounts payable	(19.5)
Other assets and liabilities, net (a)	(11.7)
Assumed debt	(3.6)

Net cash consideration	$107.1

(a) Includes $8.1 million related to personnel reductions and facility closings or restructuring.
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
     As part of our OmniQuip integration plan, we permanently closed five facilities of the acquired business and relocated that production into our existing facilities. Additionally, we have reduced employment and will incur costs associated with the involuntary termination benefits and relocation costs. These costs are incremental to our combined enterprise and are incurred as a direct result of our exit plan. Accrued liabilities associated with these integration activities include the following (in millions, except headcount):

Involuntary Employee Termination and Relocation Benefits:
Accrual related to OmniQuip acquisition	$10.0
Adjustment to initial accrual	(2.4)
Costs incurred	(4.8)

Balance at July 31, 2004	2.8
Adjustment to initial accrual	(1.1)
Costs incurred	(1.3)

Balance at July 31, 2005	0.4
Costs incurred	—

Balance at July 31, 2006	$0.4

Facility Closure and Restructuring Costs:
Accrual related to OmniQuip acquisition	$13.6
Adjustment to initial accrual	(7.7)
Costs incurred	(1.6)

Balance at July 31, 2004	4.3
Adjustment to initial accrual	(1.1)

Balance at July 31, 2005	3.2
Adjustment to initial accrual	(3.2)

Balance at July 31, 2006	$—

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
NOTE 3—DISPOSITION OF ASSETS
     On February 3, 2006, we sold substantially all of the assets pertaining to our line of Gradall excavators to Alamo Group Inc. (“AGI”) for cash consideration of $33.0 million net of adjustments based on a balance sheet as of the closing date and on valuation of certain pension liabilities and assets. The sale included the 430,000 square foot manufacturing facility in New Philadelphia, Ohio and related equipment, machinery, tooling, and intellectual property. The Gradall excavator product line included crawler and wheeled models. Divesting this product line was consistent with our strategy of focusing our efforts on our core access business and the proceeds from the sale will be used to continue implementing our growth strategy. In addition to the purchase agreement, we executed a six-month transition supply agreement with AGI covering components for our telescopic material handler product lines that at closing were manufactured at the New Philadelphia facility. The Gradall excavator product line was part of our North American Distribution segment. The sale of our line of Gradall excavators resulted in a one-time pre-tax gain of $14.6 million, including the $6.7 million curtailment gain discussed in Note 13.
     The carrying amounts of the major classes of assets and liabilities were as follows as of February 3, 2006:

ASSETS
Trade receivables – net	$7.3
Inventories	21.1
Property, plant and equipment	8.9
Goodwill	1.2
Other assets	2.2

$40.7

LIABILITIES AND SHAREHOLDERS EQUITY
Accounts payable	$8.9
Accrued expenses	3.7
Other long-term liabilities	7.5
Provisions for contingencies	0.1
Accumulated other comprehensive loss	(3.4)

$16.8

NOTE 4—BASIC AND DILUTED EARNINGS PER SHARE
     This table presents our computation of basic and diluted earnings per share for the years ended July 31:

	2006	2005	2004
Net income	$149.3	$57.2	$26.6

Denominator for basic earnings per share—weighted average shares	104.3	93.1	85.7
Effect of dilutive securities—employee stock options and unvested restricted shares	2.2	2.5	2.4

Denominator for diluted earnings per share—weighted average shares adjusted for dilutive securities	106.5	95.6	88.1

Earnings per common share	$1.43	$.61	$.31

Earnings per common share—assuming dilution	$1.40	$.60	$.30

NOTE 5—TRADE ACCOUNTS AND FINANCE RECEIVABLES
     Our current portion of trade accounts and finance receivables consisted of the following at July 31:

	2006	2005
Trade accounts receivable	$428.3	$394.0
Finance receivables	11.3	8.0
Pledged finance receivables	15.9	29.2

	455.5	431.2
Less allowance for doubtful accounts and provisions for losses	(9.9)	(11.3)

	$445.6	$419.9

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
     Our net investment in finance and pledged finance receivables was as follows at July 31:

	2006	2005
Gross finance and pledged finance receivables	$63.9	$91.5
Estimated residual value	8.5	18.4

	72.4	109.9
Unearned income	(8.3)	(8.6)

Net finance and pledged finance receivables	64.1	101.3
Provision for losses	(2.2)	(2.8)

	$61.9	$98.5

     Of the total finance and pledged finance receivables balances at July 31, 2006 and 2005, $23.6 million and $62.9 million, respectively, are pledged finance receivables resulting from the monetization of finance receivables. In compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” these transactions are accounted for as debt on our Consolidated Balance Sheets. The maximum loss exposure associated with these transactions was $8.8 million as of July 31, 2006. As of July 31, 2006, our provision for losses related to these transactions was $0.4 million.
     The following table displays the contractual maturity of our finance and pledged finance receivables. It does not necessarily reflect the timing of future cash collections because of various factors including the possible refinancing or sale of finance receivables and repayments prior to maturity.
     For the 12-month periods ended July 31:

2007	$27.6
2008	15.9
2009	7.2
2010	4.1
2011	6.2
Thereafter	2.9
Residual value in equipment at lease end	8.5
Less: unearned finance income	(8.3)

Net investment in leases	$64.1

     Provisions for losses on finance and pledged finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio.
NOTE 6—PROPERTY, PLANT AND EQUIPMENT
     Our property, plant and equipment consisted of the following at July 31:

	2006	2005
Land and improvements	$8.2	$8.7
Buildings and improvements	61.1	63.4
Machinery and equipment	115.2	111.1
Construction-in-process	23.0	4.6

	207.5	187.8
Less allowance for depreciation and amortization	(109.2)	(101.9)

	$98.3	$85.9

     At July 31, 2006 and 2005, assets under capital leases totaled $3.5 million, and were included in buildings and improvements in the table above. Accumulated amortization of assets held under capital leases totaled $1.8 million and $1.2 million at July 31, 2006 and 2005, respectively.

NOTE 7—INTANGIBLE ASSETS
     Intangible assets consisted of the following at July 31, 2006:

	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period (in years)	Value	Amortization	Value
Finite Lived
Customer-related	20	$30.8	$(1.3)	$29.5
Patents	10	15.7	(3.5)	12.2
Covenant-not-to-compete	20	6.4	(0.2)	6.2
Trademark	10	1.5	(0.3)	1.2

	17	54.4	(5.3)	49.1
Indefinite Lived
Trademarks		25.0	—	25.0

Total Intangible Assets		$79.4	$(5.3)	$74.1

     Intangible assets consisted of the following at July 31, 2005:

	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period (in years)	Value	Amortization	Value
Finite Lived
Patents	9	$5.8	$(1.6)	$4.2
Contracts	2	3.8	(3.8)	—
Trademark	10	1.5	(0.2)	1.3
Other	10	2.8	(1.2)	1.6

	7	13.9	(6.8)	7.1
Indefinite Lived
Trademarks		25.0	—	25.0

Total Intangible Assets		$38.9	$(6.8)	$32.1

     All of our acquired intangible assets with finite lives are being amortized on a straight-line basis. Our amortization expense on intangible assets was $3.2 million, $3.6 million and $3.0 million in fiscal 2006, 2005 and 2004, respectively. Amortization expense of our existing intangible assets for fiscal 2007, 2008, 2009, 2010 and 2011 is estimated at approximately $3.7 million, $3.6 million, $3.5 million, $3.5 million and $3.2 million, respectively.
NOTE 8—OTHER ASSETS
     Other assets consisted of the following at July 31:

	2006	2005
Future income tax benefits	$37.1	$38.9
Customer notes receivable and other investments	27.6	19.7
Deferred finance charges	7.0	8.7
Other	6.1	8.3

	77.8	75.6
Less allowance for notes receivable	(2.9)	(7.5)

	$74.9	$68.1

     Future income tax benefits arise because certain items are treated differently for financial accounting purposes than for income taxes purposes. We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We evaluate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

     Notes receivable and other investments are with customers or customer affiliates and include restructuring of accounts and finance receivables as well as assisting our customers in their financing efforts. As of July 31, 2006 and 2005, approximately 96% and 82%, respectively, of our current and long-term notes receivable and other investments were due from three and four parties, respectively. We routinely evaluate the creditworthiness of our customers and provide reserves if required under the circumstances. Certain notes receivables are collateralized by a security interest in the underlying assets, other assets owned by the debtor and/or personal guarantees. During fiscal 2006, we realized a loan loss of $6.5 million relating to one of our European customers, which was fully reserved. We may incur losses in excess of our reserves if the financial condition of our customers were to deteriorate or we do not realize the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations to us.
     Deferred finance charges relate to our two note issues and indebtedness under bank credit facilities and are ratably amortized over the remaining life of the instruments, or written off at the time of any note redemption or credit facility early termination.
NOTE 9—BANK CREDIT LINES AND LONG-TERM DEBT
     At July 31, 2006, we had a five-year $200.0 million senior secured revolving credit facility with a maturity of November 30, 2010. The facility includes an accordion feature under which JLG, subject to obtaining increased commitments from existing or new lenders, may increase the maximum availability of the facility up to $300 million. In addition, we have a pari passu, $15.0 million cash management facility that expires November 30, 2007. Both facilities are secured by a lien on substantially all of our domestic assets excluding property, plant and equipment. Availability of credit requires compliance with various covenants, including a requirement that in the event the facility borrowing availability is less than 15%, at any time, or in the event that during the 90-day period following payment of certain bond obligations, the facility borrowing availability is less than 40%, we will maintain a fixed charge coverage ratio (as defined in the senior secured revolving credit facility) of not less than 1.10 to 1.0. Availability of credit also will be limited by a borrowing base determined on a monthly basis by reference to 85% of eligible domestic accounts receivable and percentages ranging between 25% and 70% of various categories of domestic inventory. We are required to pay an annual administrative fee of $50 thousand and an annual agency fee of $5 thousand per lender (subject to a minimum of $25 thousand and a maximum of $50 thousand) associated with our senior secured revolving credit facility. We did not borrow from these credit facilities during fiscal 2006. At July 31, 2006, we were in compliance with all terms and conditions of our credit facilities.
     On March 22, 2006, we entered into a $10.0 million, 2 1/2% fixed rate, five-year loan that matures on April 1, 2011. This loan was related to job creation and was extended by Citizens Bank of Pennsylvania in partnership with the Commonwealth of Pennsylvania as a result of our expansion efforts including the reopening of our Sunnyside facility in Bedford, Pennsylvania.
     Our long-term debt was as follows at July 31:

	2006	2005
8 3/8% senior subordinated notes due 2012	$113.8	$113.8
8 1/4% senior unsecured notes due 2008	89.5	110.0
Fair value hedging adjustment (a)	(6.3)	(2.9)
Other	13.2	4.1

	210.2	225.0
Less current portion	(2.8)	(0.8)

	$207.4	$224.2

(a)	These hedging adjustments are transactions that we have entered into related to our 8 1/4% senior unsecured notes due 2008 (“2008 Notes”) and our 8 3/8% senior subordinated notes due 2012 (“2012 Notes”).
     Interest paid on all borrowings was $21.3 million, $24.5 million and $24.5 million in fiscal 2006, 2005 and 2004, respectively. The aggregate amounts of long-term debt outstanding at July 31, 2006 which will become due in 2007 through 2011 are: $8.5 million, $89.6 million, $2.9 million, $3.0 million and $2.4 million, respectively.

     During the third quarter of fiscal 2005, we used approximately $68.1 million of the net proceeds from the common stock offering to redeem $61.3 million in principal amount of our outstanding 2012 Notes under an “equity clawback” provision that permits a redemption of up to 35% of the aggregate principal amount of the 2012 Notes at a price equal to 108.375% of such principal amount, plus accrued and unpaid interest, at any time prior to June 15, 2005. We incurred a charge of approximately $3.2 million (after taxes) relating to the extinguishment of debt, net of the deferred gain on the related interest rate swap, and the write-off of deferred financing costs resulting from the redemption of our 2012 Notes. The redemption of our 2012 Notes lowered our interest expense by $5.1 million annually, and it reduced our fiscal 2005 interest expense by $1.5 million.
     During the third and fourth quarters of fiscal 2005, we used approximately $16.4 million of the net proceeds from the common stock offering for the acceptance of unsolicited offers by note holders to sell $15.0 million in principal amount of our outstanding 2008 Notes at prices ranging from 105.25% to 106% of such principal amount, plus accrued and unpaid interest. We incurred a charge of approximately $0.7 million (after taxes) relating to the extinguishment of debt and the write-off of deferred financing costs resulting from the open market purchase of our 2008 Notes. These purchases of our 2008 Notes lowered our interest expense by $1.2 million annually, and it reduced our fiscal 2005 interest expense by $0.4 million.
     During the third and fourth quarters of fiscal 2006, we used approximately $22.0 million of cash generated from operations for the acceptance of unsolicited offers by note holders to sell $20.4 million in principal amount of our outstanding 2008 Notes at prices ranging from 104.25% to 105.625% of such principal amount, plus accrued and unpaid interest. We incurred charges of approximately $0.8 million (after taxes) relating to the extinguishment of debt and the write-off of deferred financing costs resulting from the open market purchases of our 2008 Notes. These purchases of our 2008 Notes will lower our future interest expense by $1.6 million annually and they reduced our fiscal 2006 interest expense by $0.5 million.
     At July 31, 2006, the fair values of our $113.8 million in principal amount of outstanding 2012 Notes and our $89.5 million in principal amount of outstanding 2008 Notes were $120.2 million and $93.7 million, respectively, based on quoted market values. At July 31, 2005, the fair values of our $113.8 million in principal amount of outstanding 2012 Notes and our $110.0 million in principal amount of outstanding 2008 Notes were $120.7 million and $116.0 million, respectively, based on quoted market values. The fair value of our remaining long-term debt at July 31, 2006 and at July 31, 2005 is estimated to approximate the carrying amount reported in the Consolidated Balance Sheets based on current interest rates for similar types of borrowings.
NOTE 10—LIMITED RECOURSE DEBT FROM FINANCE RECEIVABLES MONETIZATIONS
     As a result of the sale of finance receivables through limited recourse monetization transactions, we have $23.7 million of limited recourse debt outstanding as of July 31, 2006. The aggregate amounts of limited recourse debt outstanding at July 31, 2006 becomes due in fiscal 2007 through 2009 as follows: $16.0 million, $7.1million, and $0.6 million, respectively.
NOTE 11—ACCRUED EXPENSES
     Our accrued expenses consisted of the following at July 31:

	2006	2005
Accrued payroll and related taxes and benefits	$40.1	$37.2
Accrued income taxes	35.2	17.7
Accrued sales rebate and commissions	22.1	22.7
Accrued warranty	16.7	13.4
Provisions for contingencies	9.5	9.5
Fair value of forward exchange contracts	9.2	—
Other accrued expenses	35.8	48.2

	$168.6	$148.7

NOTE 12—INCOME TAXES
     Our foreign and domestic pre-tax accounting income consisted of the following for the years ended July 31:

	2006	2005	2004
Pre-tax income:
United States	$225.3	$85.0	$34.4
Other countries	16.8	8.1	7.5

	$242.1	$93.1	$41.9

     Our income tax provision consisted of the following for the years ended July 31:

	2006	2005	2004
Current:
Federal	$86.3	$42.8	$20.2
State	7.2	2.7	(0.2)
Foreign	1.5	6.2	4.2

	95.0	51.7	24.2

Deferred:
Federal	(4.1)	(15.0)	(7.9)
State	2.7	(0.6)	(0.7)
Foreign	(0.8)	(0.2)	(0.3)

	(2.2)	(15.8)	(8.9)

	$92.8	$35.9	$15.3

     We made income tax payments of $57.9 million, $39.7 million and $14.7 million in fiscal 2006, 2005 and 2004, respectively. Income tax benefits recorded directly as an adjustment to equity as a result of employee stock awards were $20.4 million, $7.9 million and $0.7 million in fiscal 2006, 2005 and 2004, respectively.
     The difference between the U.S. federal statutory income tax rate and our effective tax rate is as follows for the years ended July 31:

	2006	2005	2004
Statutory U.S. federal income tax rate	35%	35%	35%
Increase in contingencies	2	2	—
Effect of export profits taxed at lower rates and federal manufacturing deduction	(1)	(2)	(3)
Effect of earnings sourced in various jurisdictions	1	3	3
Executive compensation	—	1	—
Other	1	—	1

Effective tax rate	38%	39%	36%

     Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax purposes. Our components of deferred tax assets and liabilities were as follows at July 31:

	2006	2005
Future income tax benefits — current:
Warranty and product liability	$9.8	$7.9
Accrual for sales allowances	8.1	8.4
Accounts receivable and inventory	5.6	7.2
Accrued payroll and employee-related benefits	4.9	2.1
Other items	1.3	2.2

	29.7	27.8

Non-current deferred assets:
Postretirement benefits	17.8	22.2
Contingencies and product liability	14.4	10.9
Loss carryforwards	4.3	6.2
Other	4.8	3.9
Valuation allowance	(4.2)	(4.3)

	37.1	38.9

Net deferred tax assets	$66.8	$66.7

     The current and long-term deferred tax asset amounts are included in other current assets and other asset balances on the Consolidated Balance Sheets.
     At July 31, 2006, we had foreign tax loss carryforwards of $5.5 million, which may be carried forward indefinitely. We also have state loss carryforwards of approximately $26.0 million, which will expire between 2007 and 2025.
NOTE 13—EMPLOYEE RETIREMENT PLANS
     Substantially all of our U.S. employees participate in defined contribution or non-contributory defined benefit plans. Prior to our sale of the Gradall excavator product line to AGI on February 3, 2006, its employees were covered by union-sponsored, collectively bargained multi-employer pension plans and a union employment contract. Our expense related to funding the multi-employer plan through February 3, 2006 was $0.2 million, $0.4 million and $0.3 million in fiscal 2006, 2005 and 2004, respectively.
     We have discretionary, defined contribution retirement plans covering our eligible U.S. employees. Our policy is to fund the cost as accrued. Plan assets are invested in mutual funds and our capital stock. The aggregate expense relating to these plans was $11.0 million, $5.9 million and $4.6 million in fiscal 2006, 2005 and 2004, respectively.
     We also have non-qualified defined benefit plans that provide senior management with supplemental retirement (“SERP”), medical and death benefits.
     As a result of the sale of the Gradall excavator product line to AGI during the third quarter of 2006, we terminated a significant number of employees. These employees were hired by AGI and will no longer be eligible for future postretirement or pension benefits from us. Their termination of employment from JLG was considered a curtailment under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” As a result, we recognized a one-time pre-tax accounting credit of $6.7 million that is included in the gain on the sale of the excavator product line and recognized a reduction of $0.5 million in our postretirement benefits expense during fiscal 2006. In addition, as part of the transaction, AGI assumed the two Gradall defined benefit plans, which included the transfer of all of the assets and obligations of these plans. As a result, we recognized a reduction of $0.6 million in our pension benefits expense during fiscal 2006 and reversed the previously recorded minimum pension liability of $5.5 million.

     The following table presents our defined benefit pension and postretirement plans’ funded status and amounts recognized in our consolidated financial statements. We use a measurement date of April 30 for the majority of our defined benefit pension and postretirement plans.

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$42.2	$33.2	$36.7	$36.3
Service cost	2.0	2.3	1.4	1.6
Interest cost	1.6	2.0	1.8	2.0
Amendments	—	(1.0)	—	—
Change in plan provisions	—	—	—	(4.4)
Actuarial (gain)/loss	0.1	7.7	(0.7)	3.1
Benefits paid	(1.1)	(2.0)	(1.5)	(1.9)
Settlements	(24.9)	—	—	—
Curtailment of plans	—	—	(13.2)	—

Benefit obligation at end of year	$19.9	$42.2	$24.5	$36.7

Change in plan assets:
Fair value of plan assets at beginning of year	$15.7	$14.7	$—	$—
Actual return on plan assets	1.4	0.7	—	—
Contributions	1.0	2.3	1.5	1.9
Benefits paid	(1.1)	(2.0)	(1.5)	(1.9)
Settlements	(17.0)	—	—	—

Fair value of plan assets at end of year	$—	$15.7	$—	$—

Funded status	$(19.9)	$(26.5)	$(24.5)	$(36.7)
Unrecognized net actuarial (gain)/loss	4.8	14.5	(0.3)	10.6
Unrecognized prior service cost	—	(0.7)	(0.9)	(5.0)

Accrued benefit cost	$(15.1)	$(12.7)	$(25.7)	$(31.1)

Amounts recognized in the consolidated balance sheet:
Accrued benefit cost	$(15.1)	$(18.2)	$(25.7)	$(31.1)
Accumulated other comprehensive loss	—	5.5	—	—

Net amount recognized	$(15.1)	$(12.7)	$(25.7)	$(31.1)

     Our defined benefit pension plans’ weighted-average asset allocations by asset category consist of the following at July 31:

	2006	2005
Equity securities	—%	70%
Debt securities	—	29
Cash	—	1

	—%	100%

     As of July 31, 2006, there were no assets related to our defined benefit pension plans since all of the assets in the trusts for the two Gradall defined benefit plans were transferred to AGI during the third quarter of fiscal 2006 and our SERP is an unfunded plan. Our Administrative Committee manages the operations and administration of all benefit plans and related trusts. The Committee had an investment policy for the assets of the Gradall defined benefit pension plans that established target asset allocations of 70% equity securities and 30% fixed income securities. The Committee established its estimated long-term return on the Gradall plan assets considering various factors, which included the targeted asset allocation percentages, historic returns, and expected future returns. Through February 3, 2006, the Committee reviewed progress towards achieving the Gradall defined benefit pension plans’ and individual managers’ performance objectives.

     The funded status of our defined benefit pension plans at July 31, 2005 reflected the effects of negative returns experienced in the global capital markets during fiscal 2003 and fiscal 2002, and a decline in the discount rate used to estimate the pension liability. As a result, the accumulated benefit obligation exceeded the fair value of plan assets. As required by GAAP, the Consolidated Balance Sheet reflected a minimum pension liability of $5.5 million at July 31, 2005. The effect of the funded status of the plan resulted in an increase in accrued benefit costs by $3.1 million and an increase in accumulated other comprehensive loss by $1.9 million, net of tax.
     Our accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans consisted of the following at July 31:

	2006	2005
All defined benefit pension plans:
Accumulated benefit obligation	$14.5	$33.8
Unfunded defined benefit pension plans:
Projected benefit obligation	19.9	17.6
Accumulated benefit obligation	14.5	12.2
Defined benefit pension plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	—	24.5
Accumulated benefit obligation	—	21.6
Fair value of plan assets	—	15.7
     Because all of the assets and obligations of the two Gradall defined benefit plans were transferred to AGI during the third quarter of fiscal 2006, the information in the above table at July 31, 2006 only includes information relating to our SERP.
     Our components of pension and postretirement expense were as follows for the years ended July 31:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$2.0	$2.3	$2.1	$1.4	$1.6	$2.0
Interest cost	1.6	2.0	2.0	1.8	2.0	2.4
Expected return	(0.6)	(1.2)	(0.9)	—	—	—
Amortization of prior service cost	0.2	0.3	0.3	(0.9)	(0.7)	(0.4)
Amortization of net loss	0.6	0.3	0.5	0.5	0.4	0.9
Curtailment gain recognized	(0.9)	—	—	—	—	—
Settlement loss recognized	0.5	—	—	—	—	—
Curtailment credit for sale	—	—	—	(6.7)	—	—

	$3.4	$3.7	$4.0	$(3.9)	$3.3	$4.9

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
     Our weighted average actuarial assumptions as of July 31 were as follows:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	6.00%	5.50%	6.25%	6.00%	5.50%	6.25%
Expected return on plan assets	—	7.75%	8.0%	—	—	—
Rate of compensation increase	6.00%	4.25%	4.25%	—	—	—
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
     The health care cost trend rate used to determine the postretirement benefit obligation was 10.0% for 2006. This rate decreases gradually to an ultimate rate of 5.3% in 2016, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Postretirement benefit obligation	$1.7	$1.6
Service and interest cost components	$0.6	$0.5
     In fiscal 2007, we do not expect to make cash contributions to our SERP. However, we expect to continue to make contributions in fiscal 2007 sufficient to fund benefits paid under our other postretirement benefit plans during that year, net of contributions by plan participants. Such contributions totaled $1.5 million in fiscal 2006. The amounts principally represent contributions required by funding regulations or laws or those related to unfunded plans necessary to fund current benefits.
     Based on the same assumptions used to measure our benefit obligations at July 31, 2006, the following table displays the benefits expected to be paid under our defined benefit pension plans and our other postretirement benefit plans for the years ended July 31:

	Pension	Postretirement
	Benefits	Benefits
2007	$0.5	$1.8
2008	1.0	1.9
2009	12.6	2.0
2010	0.5	2.1
2011	0.5	2.2
2012 - 2016	17.6	11.1
     The benefits expected to be paid under our other postretirement benefit plans include expected Medicare subsidy receipts of $0.2 million for each fiscal year 2007 through 2011, and $1.2 million for fiscal years 2012 to 2016.

NOTE 14—COMMITMENTS AND CONTINGENCIES
     We are a party to personal injury and property damage litigation arising out of incidents involving the use of our products. Our insurance program for fiscal 2006 was comprised of a self-insured retention of $3.0 million per claim for domestic claims, insurance coverage of $2.0 million for international claims and catastrophic coverage for domestic and international claims of $100.0 million in excess of the retention and primary coverage. We contract with an independent firm to provide claims handling and adjustment services. Our estimates with respect to claims are based on internal evaluations of the merits of individual claims and the reserves assigned by our independent insurance claims adjustment firm. We frequently review the methods of making such estimates and establishing the resulting accrued liability, and any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, which generally do not exceed five years. Accrued liabilities for future claims are not discounted.
     As of July 31, 2006 and 2005, we had $37.0 million and $31.0 million, respectively, of reserves for product liability claims. These amounts are included in accrued expenses and provisions for contingencies on our Consolidated Balance Sheets. While our ultimate liability may exceed or be less than the amounts accrued, we believe that it is unlikely we would experience losses that are materially in excess of such reserve amounts. The provisions for self-insured losses are included within cost of sales in our Consolidated Statements of Income. As of July 31, 2006 and 2005, there were no insurance recoverables or offset implications and there were no claims by us being contested by insurers.
     At July 31, 2006, we are a party to multiple agreements whereby we guarantee $87.3 million in indebtedness of others, including the $24.6 million maximum loss exposure under loss pool agreements related to both finance receivable monetizations and third-party financing. As of July 31, 2006, three customers owed approximately 63% of our total guaranteed indebtedness. Under the terms of these and various related agreements and upon the occurrence of certain events, we generally have the ability, among other things, to take possession of the underlying collateral and/or to demand reimbursement from other parties for any payments made by us under these agreements. At July 31, 2006, we had $3.9 million reserved related to these agreements, including a provision for losses of $0.4 million related to our pledged finance receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. While we believe it is unlikely that we would experience losses under these agreements that are materially in excess of the amounts reserved, we can provide no assurance that the financial condition of the third parties will not deteriorate resulting in the customers’ inability to meet their obligations and, in the event that occurs, we cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of those reserved.
     We have received notices of audit adjustments totaling $7.1 million from the Pennsylvania Department of Revenue (“PA”) in connection with audits of our fiscal years 1999 through 2003. The adjustments proposed by PA consist primarily of the disallowance of a royalty deduction taken in our income tax returns. We believe that PA has acted contrary to applicable law, and we are disputing its position. While we are continuing the appeal process, PA has denied any relief on our appeals to date.
     There can be no assurance that unanticipated events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.
NOTE 15—LEASES
     We lease certain offices, manufacturing facilities, service facilities and equipment. Generally, the leases carry renewal provisions and require us to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts.
     Our total rental expense for operating leases was $9.4 million, $10.4 million and $9.9 million in fiscal 2006, 2005 and 2004, respectively. At July 31, 2006, our future minimum lease payments under non-cancelable operating leases with initial or remaining terms of more than one year are $7.4 million, $7.2 million, $6.5 million, $3.5 million, $3.2 million and $9.9 million in fiscal 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.

     We lease our Oakes, North Dakota facility and certain equipment pursuant to a lease agreement dated February 1, 1999 that expires in February 2014, which is recorded in our consolidated financial statements as a capital lease. Aggregate minimum annual rentals at July 31, 2006 under this lease are as follows:

2007	$0.4
2008	0.4
2009	0.4
2010	0.4
2011	0.4
Thereafter	1.7

Total minimum lease payments	3.7
Less amount representing interest	(.8)

Present value of net minimum lease payments	2.9
Less obligations under capital lease, current portion	(.3)

Obligations under capital lease, less current portion	$2.6

     This capital lease obligation is included on the Consolidated Balance Sheets in the current portion of long-term debt and long-term debt, less current portion.
NOTE 16—STOCK-BASED INCENTIVE PLAN
     During November 2005, shareholders approved our 2005 Long Term Incentive Plan which authorizes, up to a maximum of 12.4 million shares, the granting of awards to key employees and directors in the form of options to purchase capital stock, restricted shares, stock appreciation rights, bonus shares, performance units and performance shares that can be settled in shares of capital stock or cash. The Compensation Committee of our Board of Directors determines the number of shares, the term, the frequency and date, the type, the exercise periods, any performance criteria pursuant to which awards may be granted and the restrictions and other terms and conditions of each grant of restricted shares in accordance with the terms of our Plan. Options granted have a maximum term of 10 years and vest in periods ranging from one year to five years. Restricted shares granted vest in periods ranging from one year to five years. To date, performance shares granted are based upon our performance over a three-year period. For all options currently outstanding, the option price is the fair market value of the shares on their date of grant.
     We recognize compensation expense for stock option awards and nonvested restricted share awards that vest based on time or market parameters on a straight-line basis over the requisite service period for vesting of the award or to an employee’s eligible retirement date, if earlier and applicable. Performance-based nonvested share awards are recognized as compensation expense based on the fair value on the date of grant, the number of shares ultimately expected to vest and the vesting period. At July 31, 2006, achievement of the performance factor is believed to be probable. Total stock-based compensation expense included in our Consolidated Statements of Income for fiscal 2006, 2005 and 2004 was $8.7 million ($5.4 million net of tax), $3.5 million ($2.1 million net of tax) and $3.1 million ($1.9 million net of tax), respectively.
     As a result of adopting SFAS No. 123R on August 1, 2005, our income before taxes, net income and basic and diluted earnings per share for fiscal 2006 were $3.6 million, $2.2 million and $0.02 lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.
     Prior to the adoption of SFAS No. 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our Consolidated Statements of Cash Flows. In accordance with SFAS No. 123R, for fiscal 2006, we revised our Consolidated Statements of Cash Flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. For fiscal 2006, $20.4 million of excess tax benefits were reported as financing cash flows rather than operating cash flows. For fiscal 2005 and 2004, the excess tax benefits of $7.9 million and $0.7 million, respectively, were included in operating cash flows.

     Net cash proceeds from the exercise of stock options were $18.6 million, $19.8 million and $2.5 million for fiscal 2006, 2005 and 2004, respectively. The actual income tax benefit realized from stock option exercises total $20.5 million, $7.9 million and $0.7 million, respectively, for those same periods.
     Information related to our equity compensation plan in effect as of July 31, 2006 is as follows (in thousands, except weighted average exercise price):

Number of Securities
	Number of Securities		Remaining Available
	to Be Issued Upon	Weighted Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans
Equity compensation plans approved by security holders	3,261	$8.52	4,853
Equity compensation plans not approved by security holders	—	—	—

Total	3,261	$8.52	4,853

     A summary of our stock option activity is as follows (in thousands, except weighted average exercise price) for the years ended July 31:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding options at the beginning of the year	6,032	$6.57	9,614	$5.87	9,358	$5.58
Options granted	406	18.53	508	14.52	1,152	6.96
Options forfeited or expired	(83)	8.83	(64)	6.39	(234)	5.67
Options exercised	(3,094)	6.01	(4,026)	5.90	(662)	3.80

Outstanding options at the end of the year	3,261	$8.52	6,032	$6.57	9,614	$5.87

Exercisable options at the end of the year	2,216	$6.07	3,740	$6.06	6,274	$6.21

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
     As of July 31, 2006, we had $7.2 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 2.0 years.

     Our information with respect to stock options outstanding at July 31, 2006 is as follows (in thousands, except weighted average exercise price and aggregate intrinsic value):

	Options Outstanding
		Weighted Average
		Remaining
		Contractual Term	Weighted Average	Aggregate
Range of Exercise Prices	Number Outstanding	(years)	Exercise Price	Intrinsic Value
$3.95 to $5.46	1,369	6	$4.43	$18.8
5.65 to 7.38	898	7	6.93	10.0
8.49 to 8.85	78	3	8.73	0.7
9.05 to 22.76	916	5	16.17	1.9

	3,261	7	8.52	$31.4

Our information with respect to stock options vested or expected to vest at July 31, 2006 is as follows (in thousands, except weighted average exercise price and aggregate intrinsic value):

	Options Vested or Expected to Vest
		Weighted Average
		Remaining
	Number	Contractual Term	Weighted Average	Aggregate Intrinsic
Range of Exercise Prices	Outstanding	(years)	Exercise Price	Value
$3.95 to $5.46	1,369	6	$4.43	$18.8
5.65 to 7.38	869	7	6.93	9.6
8.49 to 8.85	77	3	8.73	0.7
9.05 to 22.76	882	9	16.14	1.9

	3,197	7	8.45	$31.0

Our information with respect to stock options exercisable at July 31, 2006 is as follows (in thousands, except weighted average exercise price and aggregate intrinsic value):

	Options Exercisable
		Weighted Average
		Remaining
	Number	Contractual Term	Weighted Average	Aggregate Intrinsic
Range of Exercise Prices	Outstanding	(years)	Exercise Price	Value
$3.95 to $5.46	1,369	6	$4.43	$18.8
5.65 to 7.38	566	7	6.90	6.3
8.49 to 8.85	72	2	8.75	0.7
9.05 to 22.76	209	7	13.58	0.9

	2,216	6	6.07	$26.7

     The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (difference between our closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 31, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for fiscal 2006, 2005 and 2004 was $55.7 million, $17.9 million and $2.1 million, respectively.

     A summary of our nonvested restricted stock awards is as follows (in thousands, except weighted-average grant date fair value) for the years ended July 31:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at the beginning of the year	888	$9.86	1,809	$4.84	1,446	$4.31
Granted	385	19.04	392	14.21	440	6.92
Vested	(96)	6.50	(1,306)	4.43	(50)	6.40
Forfeited or transferred to deferred compensation plan	(12)	18.46	(7)	7.99	(27)	4.83

Nonvested at the end of the year	1,165	$13.10	888	$9.86	1,809	$4.84

     The compensation expense related to nonvested restricted stock awards was $4.6 million, $3.5 million and $3.1 million in fiscal 2006, 2005 and 2004, respectively. As of July 31, 2006, there was $10.0 million of unrecognized compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.1 years.
     During fiscal 2005, we granted performance shares of common stock. Each performance share represents the right to receive one share of common stock based upon our performance over a three-year period. At July 31, 2006 and 2005, achievement of the performance factors were believed to be probable, thus $0.5 million and $8 thousand of compensation expense has been recorded for our performance-based award during fiscal 2006 and 2005, respectively.
NOTE 17—INTEREST EXPENSE, NET OF INTEREST INCOME
     Interest expense, net of interest income, consisted of the following for the years ended July 31:

	2006	2005	2004
Interest expense	$27.3	$32.2	$38.1
Interest income	(9.6)	(3.6)	(2.7)

	$17.7	$28.6	$35.4

NOTE 18—SEGMENT INFORMATION
     Through the third quarter of fiscal 2006, we were organized and reported the results of operations in three business segments: Machinery, Equipment Services and Access Financial Services. During the fourth quarter of fiscal 2006, we changed our organizational structure such that our operations are now managed in seven business segments: North American Distribution, European Distribution, Rest of World Distribution, Caterpillar Alliance Group, Commercial Solutions Group, ServicePlus and Access Financial Solutions, however because certain segments meet the aggregation criteria of paragraph 17 of SFAS No. 131, ‘Disclosures about Segments of an Enterprise and Related Information” accordingly, for disclosure purposes, we have aggregated our operating segments into four reportable segments: North American Distribution, European Distribution, Rest of World Distribution and Access Financial Solutions. Segment financial information has been restated for all periods presented in order to conform to our new structure.
     The North American Distribution segment designs, manufactures and sells aerial work platforms, telehandlers and trailers, as well as an array of complementary accessories that increase the versatility and efficiency of these products for end-users and provides after-sales service and support for our installed base of equipment, including parts sales, extended warranty contracts and equipment rentals, and sells used equipment, provides preventative maintenance service contracts, and remanufactures or reconditions military and other equipment for the North American region.

     The European Distribution segment designs, manufactures and sells aerial work platforms and telehandlers, as well as an array of complementary accessories that increase the versatility and efficiency of these products for end-users and provides after-sales service and support for our installed base of equipment, including parts sales, extended warranty contracts and equipment rentals, and sells used and remanufactured or reconditioned equipment for the European region.
     The Rest of World Distribution segment sells aerial work platforms, telehandlers and portable light towers, as well as an array of complementary accessories that increase the versatility and efficiency of these products for end-users and provides after-sales service and support for our installed base of equipment, including parts sales and equipment rentals, and sells used and remanufactured or reconditioned equipment for the remainder of the world.
     Until February 2006, when we sold the Gradall excavator product line, sales of telescopic hydraulic excavators were included in the North American Distribution, European Distribution and Rest of World Distribution segments based upon the region where the sale was made.
     The Access Financial Solutions segment arranges equipment financing and leasing solutions for our customers primarily through third party financial institutions and provides credit support in connection with these financing and leasing arrangements.
     We evaluate performance of all the reportable segments, except for the Access Financial Solutions segment, and allocate resources based on operating profit before interest, miscellaneous income/expense and income taxes. We evaluate performance of the Access Financial Solutions segment and allocate resources based on its operating profit less interest expense. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
     Our business segment information consisted of the following for the years ended July 31:

	2006	2005	2004
Revenues:
North American Distribution	$1,704.0	$1,329.6	$930.8
European Distribution	407.2	261.6	177.4
Rest of World Distribution	166.8	130.0	69.9
Access Financial Solutions	11.4	13.8	15.9

	$2,289.4	$1,735.0	$1,194.0

Segment profit (loss):
North American Distribution (a)	$254.2	$114.3	$92.5
European Distribution	39.0	21.5	3.8
Rest of World Distribution	39.4	32.5	15.3
Access Financial Solutions	4.9	4.4	1.7
General corporate	(77.6)	(58.8)	(48.3)

Segment profit	259.9	113.9	65.0
Add Access Financial Solutions’ interest expense	3.1	6.4	10.9

Operating income	$263.0	$120.3	$75.9

Depreciation and amortization:
North American Distribution	$16.8	$19.3	$20.4
European Distribution	9.5	6.7	2.9
Rest of World Distribution	0.4	0.4	0.4
Access Financial Solutions	0.3	0.9	0.7
General corporate	1.6	1.6	1.3

	$28.6	$28.9	$25.7

(a)	Includes $14.6 million in fiscal 2006 related to the gain on the sale of the Gradall excavator product line.

	2006	2005	2004
Expenditures for long-lived assets:
North American Distribution	$47.4	$31.1	$28.6
European Distribution	25.5	12.2	9.2
Rest of World Distribution	0.7	0.8	0.4
Access Financial Solutions	—	0.2	0.3
General corporate	2.5	2.3	0.6

	$76.1	$46.6	$39.1

Assets:
North American Distribution	$580.3	$511.9	$535.2
European Distribution	327.7	281.6	204.0
Rest of World Distribution	46.9	54.1	28.3
Access Financial Solutions	77.6	111.1	191.2
General corporate	364.8	244.9	68.7

	$1,397.3	$1,203.6	$1,027.4

     Our segment sales by major customers as a percentage of total segment revenues consisted of the following for the years ended July 31:

	2006	2005	2004
North American Distribution
Customer A	17%	18%	16%
Customer B	14%	—%	10%
Customer C	12%	13%	—%
European Distribution
Customer D	12%	—%	—%
Customer E	10%	13%	—%
Rest of World Distribution
Customer H	—%	11%	11%
Access Financial Solutions
Customer A	—%	—%	10%
Customer F	14%	16%	17%
Customer G	12%	—%	—%
Customer I	—%	—%	17%
     Our revenues by product group consisted of the following for the years ended July 31:

	2006	2005	2004
Aerial work platforms	$1,159.8	$888.0	$562.0
Telehandlers	776.0	511.8	358.9
Excavators	26.8	61.6	52.7
After-sales service and support, including parts sales, and used and reconditioned equipment sales	305.7	252.4	196.6
Financial products	11.1	11.9	15.2
Rentals	10.0	9.3	8.6

	$2,289.4	$1,735.0	$1,194.0

     We manufacture our products in the United States, Belgium and France and sell these products globally, but principally in North America, Europe, Australia and South America. No single foreign country accounts for revenues that are significant to the consolidated operations.

     Our revenues by geographic region consisted of the following for the years ended July 31:

	2006	2005	2004
United States	$1,678.7	$1,311.5	$923.7
Europe	408.5	264.0	178.4
Other	202.2	159.5	91.9

	$2,289.4	$1,735.0	$1,194.0

     The value of our long-lived assets by geographic region were as follows at July 31:

	2006	2005	2004
United States	$164.2	$110.1	$121.6
Europe	27.7	28.9	24.5
Other	2.0	1.6	1.8

	$193.9	$140.6	$147.9

NOTE 19—COMPREHENSIVE INCOME
     SFAS No. 130, “Reporting Comprehensive Income,” defines comprehensive income as non-stockholder changes in equity. Our accumulated other comprehensive loss consisted of the following at July 31:

	2006	2005
Aggregate translation adjustments	$(13.5)	$(12.2)
Minimum pension liability adjustment, net of deferred tax benefit	—	(3.4)

	$(13.5)	$(15.6)

     Translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.
NOTE 20—SHAREHOLDER RIGHTS PLAN
     We declared a distribution of one Right for each outstanding share of capital stock to shareholders of record at the close of business on June 15, 2000. Each Right entitles the registered holder to purchase from us one-tenth of a share of our capital stock at a purchase price of $20 per whole share of our capital stock. The Rights will expire on May 24, 2010 unless redeemed earlier by us or exchanged for capital stock.
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
     At any time until 10 business days following public announcement that a 15% or greater position has been acquired in our stock, a majority of our Board of Directors may redeem the Rights in whole, but not in part, at a price of $.0005 per Right, payable, at the election of such majority of our Board of Directors, in cash or shares of our capital stock. Immediately upon the action of a majority of our Board of Directors ordering the redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the redemption price.
NOTE 21—SUBSEQUENT EVENT
     Effective September 1, 2006, we eliminated eligibility for the retiree medical program for current employees who do not meet defined criteria based on age and years of service. Additionally, we will phase out our subsidy for the retiree medical program effective January 1, 2009. We anticipate these actions will result in reductions to the postretirement plan obligations of $21.2 million. We will recognize these changes as a negative plan amendment beginning in the second quarter of fiscal 2007.
NOTE 22—UNAUDITED QUARTERLY FINANCIAL INFORMATION
     Our unaudited financial information was as follows for the fiscal quarters within the years ended July 31:

				Earnings (loss)	Earnings (loss) Per
			Net (Loss)	Per Common	Common Share—
	Revenues	Gross Profit	Income	Share	Assuming Dilution
2006
October 30	$477.7	$94.9	$27.9	$.27	$.27
January 29	494.4	95.9	27.4	.26	.26
April 30	629.6	118.1	46.2	.44	.43
July 31	687.7	134.1	47.8	.45	.45

	$2,289.4	$443.0	$149.3	$1.43	$1.40

2005
October 31	$306.7	$25.7	($8.7)	($.10)	($.10)
January 30	353.4	54.0	7.5	.09	.08
May 1	505.4	97.9	22.7	.24	.24
July 31	569.5	109.6	35.7	.35	.35

	$1,735.0	$287.2	$57.2	$.61	$.60

     Results for the third quarter of fiscal 2006 included a gain of $14.6 million ($8.8 million net of tax or $0.08 per diluted share) related to the sale of the Gradall excavator product line.
     The sum of the individual quarterly earnings (loss) per basic and diluted share may not equal the fiscal year earnings per basic and diluted share due to changes in the number of common shares outstanding during the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
JLG Industries, Inc.
McConnellsburg, Pennsylvania
     We have audited the accompanying consolidated balance sheets of JLG Industries, Inc. as of July 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended July 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JLG Industries, Inc. at July 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As discussed in Notes 1 and 16 to the notes to consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment,” effective August 1, 2005.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of JLG Industries, Inc.’s internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ Ernst & Young LLP
Baltimore, Maryland
September 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
JLG Industries, Inc.
McConnellsburg, Pennsylvania
     We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that JLG Industries, Inc. maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). JLG Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that JLG Industries, Inc. maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, JLG Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JLG Industries, Inc. as of July 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended July 31, 2006, and our report dated September 15, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ Ernst & Young LLP
Baltimore, Maryland
September 15, 2006

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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting as of July 31, 2006 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of July 31, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of the evaluation with the Audit Committee of our Board of Directors.
     As of July 31, 2006, our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment of the effectiveness of internal control over financial reporting and also independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued an attestation report concurring with management’s assessment, included in Item 8 of this report.
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
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item 10 relating to identification of directors is set forth under the caption “Proposal 1. Election of Directors” in our Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days following the close of our 2006 fiscal year, and is incorporated herein by reference. Identification of officers is presented in Item 1 of this report under the caption “Executive Officers of the Registrant.”
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item 11 relating to executive compensation is set forth under the captions “Compensation of Directors”, “Report of the Compensation Committee” and “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.
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
     (b) See Item 15(a) 3 above.
     (c) See Item 15(a) 1 and 15(a) 2 above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 2, 2006.

JLG INDUSTRIES, INC. (Registrant)
/s/ William M. Lasky
William M. Lasky, Chairman of the Board,
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of October 2, 2006.

/s/ James H. Woodward, Jr. James H. Woodward, Jr., Executive Vice President and Chief Financial Officer

/s/John W. Cook John W. Cook, Chief Accounting Officer

/s/ Roy V. Armes Roy V. Armes, Director

/s/ Thomas P. Capo Thomas P. Capo, Director

/s/ James A. Mezera James A. Mezera, Director

/s/ Stephen Rabinowitz Stephen Rabinowitz, Director

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation of JLG Industries, Inc., which appears as Exhibit 3.1 to the Company’s Form 8-K (File No. 1-12123—filed March 23, 2006), is hereby incorporated by reference.

3.2	By-laws of JLG Industries, Inc., which appear as Exhibit 3 to the Company’s Form 10-Q (File No. 1-12123— filed March 4, 2003), is hereby incorporated by reference.

4.1	Rights Agreement, dated as of May 24, 2000, between JLG Industries, Inc. and American Stock Transfer and Trust Company, which appears as Exhibit 1 to the Company’s Form 8-A12B (File No. 1-12123—filed May 31, 2000), is hereby incorporated by reference.

4.2	Purchase Agreement, dated June 12, 2002, among JLG Industries, Inc., the Note Guarantors, Wachovia Securities, Inc., Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc., Banc One Capital Markets, Inc., BMO Nesbitt Burns Corp., BNY Capital Markets, Inc., and Credit Lyonnais Securities (USA) Inc., which appears as Exhibit 1 to the Company’s Form S-4 (File No. 333-99217—filed September 6, 2002), is hereby incorporated by reference.

4.3	Indenture dated June 17, 2002, by and among JLG Industries, Inc., the Note Guarantors, and The Bank of New York, as Trustee, which appears as Exhibit 4.1 to the Company’s Form S-4 (File No. 333-99217—filed September 6, 2002), is hereby incorporated by reference.

4.4	Registration Rights Agreement, dated June 17, 2002, by and among JLG Industries, Inc., the Note Guarantors, and Wachovia Securities, Inc., Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Banc One Capital Markets, Inc., BMO Nesbitt Burns Corp., BNY Capital Markets, Inc., and Credit Lyonnais Securities (USA) Inc., which appears as Exhibit 4.2 to the Company’s Form S-4 (File No. 333-99217— filed September 6, 2002), is hereby incorporated by reference.

4.5	Purchase Agreement, dated April 30, 2003, among JLG Industries, Inc., the Note Guarantors (as defined therein), the Initial Purchasers (as defined therein) and The Bank of New York, as Trustee, which appears as Exhibit 1 to the Company’s Form S-4 (File No. 333-107468—filed July 30, 2003), is hereby incorporated by reference.

4.6	Indenture dated as of May 5, 2003, by and among JLG Industries, Inc., the Note Guarantors party thereto, and The Bank of New York, as Trustee, which appears as Exhibit 4 to the Company’s Form 10-Q (File No. 1-12123—filed May 29, 2003), is hereby incorporated by reference.

4.7	Registration Rights Agreement, dated May 5, 2003, by and among JLG Industries, Inc., the Note Guarantors, and Credit Suisse First Boston LLC, Deutsche Bank Securities, Inc., Banc One Capital Markets, Inc., BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., NatCity Investments, Inc., and SunTrust Capital Markets, Inc., as Initial Purchasers, which appears as Exhibit 4.2 to the Company’s Form S-4 (File No. 333-107468—filed July 30, 2003), is hereby incorporated by reference.

Exhibit
Number	Description
10.1	JLG Industries, Inc. Directors’ Deferred Compensation Plan as amended and restated effective November 1, 2003, which appears as Exhibit 10.2 to the Company’s Form 10-Q (File No. 1-12123—filed March 16, 2004), is hereby incorporated by reference.

10.2	JLG Industries, Inc. 2005 Long Term Incentive Plan, which appears as Exhibit 10.1 to the Company’s Form 10-Q (File No. 1-12123—filed November 22, 2005), is hereby incorporated by reference.

10.3	JLG Industries, Inc. Supplemental Executive Retirement Plan effective September 6, 2000, which appears as Exhibit 10.1 to the Company’s Form 10-Q (File No. 1-12123—filed June 14, 2001), is hereby incorporated by reference.

10.4	JLG Industries, Inc. Executive Retiree Medical Benefits Plan effective June 1, 1995, which appears as Exhibit 10.9 to the Company’s Form 10-K (File No. 1-12123—filed October 17, 1996), is hereby incorporated by reference.

10.5	JLG Industries, Inc. Executive Severance Plan effective February 16, 2000, which appears as Exhibit 10.1 to the Company’s Form 10-Q (File No. 1-12123—filed June 5, 2000), is hereby incorporated by reference.

10.6	Employment Agreement dated November 1, 1999 between JLG Industries, Inc. and William M. Lasky, which appears as Exhibit 10.2 to the Company’s Form 10-Q (File No. 1-12123—filed December 14, 1999), is hereby incorporated by reference.

10.7	Employment Agreement dated July 18, 2000 between JLG Industries, Inc. and James H. Woodward, Jr., which appears as Exhibit 10.14 to the Company’s Form 10-K (File No. 1-12123—filed October 6, 2000), is hereby incorporated by reference.

10.8	JLG Industries, Inc. Executive Deferred Compensation Plan as amended and restated effective November 1, 2003, which appears as Exhibit 10.3 to the Company’s Form 10-Q (File No. 1-12123—filed March 16, 2004), is hereby incorporated by reference.

10.9	Revolving Credit Agreement dated as of September 23, 2003 among JLG Industries, Inc., the several banks and other financial institutions and lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Manufacturers and Traders Trust Company, as Syndication Agent, and Standard Federal Bank N.A., as Documentation Agent, which appears as Exhibit 10.17 to the Company’s Form 10-K (File No. 1-12123—filed October 6, 2003), is hereby incorporated by reference.

10.10	First Amendment and Waiver to Revolving Credit Agreement dated February 4, 2004 among JLG Industries, Inc., the several banks and other financial institutions and lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Manufacturers and Traders Trust Company, as Syndication Agent, and Standard Federal Bank N.A., as Documentation Agent which appears as Exhibit 10.4 to the Company’s Form 10-Q (File No. 1-12123—filed March 16, 2004), is hereby incorporated by reference.

Exhibit
Number	Description
10.11	Amendment to Revolving Credit Agreement dated February 24, 2005, among JLG Industries, Inc., the several banks and other financial institutions and lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Issuing Bank and Swingline Lender, Manufacturers and Traders Trust Company, as Syndication Agent, and Standard Federal Bank, N.A., as Documentation Agent, which appears as Exhibit 10.1 to the Company’s Form 8-K (File No. 1-12123—filed March 1, 2005), is hereby incorporated by reference.

10.12	Amended and Restated Revolving Credit Agreement dated as of November 30, 2005 among JLG Industries, Inc., the several banks and other financial institutions and lenders from time to time party hereto, SunTrust Bank, as Issuing Bank, Swingline Lender and Administrative Agent, Manufacturers and Traders Trust Company, as Syndication Agent, and LaSalle Bank Midwest National Association, as Documentation Agent, which appears as Exhibit 10.1 to the Company’s Form 8-K (File No. 1-12123—filed December 6, 2005), is hereby incorporated by reference.

10.13	Form of Employee Stock Option Agreement under the Long Term Incentive Plan, which appears as Exhibit 10.18 to the Company’s Form 10-K (File No. 1-12123—filed October 6, 2004), is hereby incorporated by reference.

10.14	Amended and Restated Form of Employee Restricted Stock Agreement under the Long Term Incentive Plan, which appears as Exhibit 10.1 to the Company’s Form 8-K (File No. 1-12123—filed July 28, 2005), is hereby incorporated by reference.

10.15	Form of Director Stock Option Agreement under the Long Term Incentive Plan, which appears as Exhibit 10.18 to the Company’s Form 10-K (File No. 1-12123—filed October 6, 2004), is hereby incorporated by reference.

10.16	Form of Director Restricted Stock Agreement under the Long Term Incentive Plan, which appears as Exhibit 10.18 to the Company’s Form 10-K (File No. 1-12123—filed October 6, 2004), is hereby incorporated by reference.

10.17	JLG Industries, Inc. Restated Annual Management Incentive Plan, which appears as Exhibit 10.2 to the Company’s Form 10-Q (File No. 1-12123 —filed November 22, 2005), is hereby incorporated by reference.

10.18	Form of Performance Share Agreement under the Long Term Incentive Plan, which appears as Exhibit 10.2 to the Company’s Form 8-K (File No. 1-12123—filed July 28, 2005), is hereby incorporated by reference.

10.19	Summary of JLG Industries, Inc.’s Non-Employee Directors Compensation Program, which appears as Exhibit 10.1 to the Company’s Form 8-K (File No. 1-12123—filed December 1, 2004), is hereby incorporated by reference.

10.20	Summary of JLG Industries, Inc.’s 2007 Base Salaries, which appears in the Company’s Form 8-K (File No. 1-12123—filed July 25, 2006), is hereby incorporated by reference.

10.21	Strategic Alliance Agreement, dated as of October 27, 2005, by and between JLG Industries, Inc. and Caterpillar Inc, which appears as Exhibit 10.1 to the Company’s Form 8-K (File No. 1-12123—filed November 2, 2005), is hereby incorporated by reference.

Exhibit
Number	Description
10.22	Asset Purchase Agreement, dated as of October 27, 2005, by and among JLG Industries, Inc., Caterpillar S.A.R.L., Caterpillar (U.K.) Limited, Caterpillar Inc., and certain other Caterpillar Inc. affiliates, which appears as Exhibit 10.1 to the Company’s Form 8-K (File No. 1-12123—filed November 2, 2005), is hereby incorporated by reference.

10.23	Summary of JLG Industries, Inc.’s Restated Annual Management Incentive Plan, which appears in the Company’s Form 8-K (File No. 1-12123—filed September 5, 2006), is hereby incorporated by reference.

12	Statement Regarding Computation of Ratios

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer